Form 10-K
period 1993-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/
filed 1994-03-25
CIK 797463

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K
                                    ---------

           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM       TO

                            ------------------------

                         COMMISSION FILE NUMBER 0-14804

                            ------------------------

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                                      06-1109503
    (STATE OR OTHER JURISDICTION OF                                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NO.)


260 LONG RIDGE ROAD, STAMFORD, CONNECTICUT           06927                 (203) 357-4000
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)        (REGISTRANT'S TELEPHONE NUMBER,
                                                                         INCLUDING AREA CODE)

                            ------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(B) OF THE ACT:

                                     NONE.

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

                   COMMON STOCK, PAR VALUE $10,000 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AT MARCH 21, 1994. NONE.

AT MARCH 21, 1994, 101 SHARES OF COMMON STOCK WITH A PAR VALUE OF $10,000 WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I
  Item  1.   Business............................................................      1
  Item  2.   Properties..........................................................      2
  Item  3.   Legal Proceedings...................................................      2
  Item  4.   Submission of Matters to a Vote of Security Holders.................      2
PART II
  Item  5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters...............................................      3
  Item  6.   Selected Financial Data.............................................      3
  Item  7.   Management's Discussion and Analysis of Results of Operations.......      3
  Item  8.   Financial Statements and Supplementary Data.........................      8
  Item  9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure..............................................     28
PART III
  Item 10.   Directors and Executive Officers of the Registrant..................     29
  Item 11.   Executive Compensation..............................................     29
  Item 12.   Security Ownership of Certain Beneficial Owners and Management......     29
  Item 13.   Certain Relationships and Related Transactions......................     29
PART IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....     30

                                     PART I

ITEM 1.  BUSINESS.

    General Electric Capital Services, Inc. (herein together with its consolidated subsidiaries called "GE Capital Services" or the "Corporation," unless the context otherwise requires) was incorporated in 1984 in the State of Delaware. Until February 1993, the name of the Corporation was General Electric Financial Services, Inc. All outstanding capital stock of GE Capital Services is owned by General Electric Company, a New York corporation ("GE Company"). The business of GE Capital Services consists of ownership of three principal subsidiaries which, together with their subsidiaries and affiliates, constitute GE Company's principal financial services businesses. GE Capital Services is the sole owner of the common stock of General Electric Capital Corporation ("GE Capital"), Employers Reinsurance Corporation ("Employers Reinsurance") and Kidder, Peabody Group Inc. ("Kidder, Peabody"). GE Capital Services' principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number (203) 357-4000).

GENERAL ELECTRIC CAPITAL CORPORATION

    GE Capital was incorporated in 1943 in the State of New York, under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, formed in 1932. The capital stock of GE Capital was contributed to GE Capital Services by GE Company in June 1984. Until November 1987, the name of the corporation was General Electric Credit Corporation. The business of GE Capital originally related principally to financing the distribution and sale of consumer and other products of GE Company. Currently, however, the type and brand of products financed and the financial services offered are significantly more diversified. Very little of the financing provided by GE Capital involves products that are manufactured by GE Company.

    GE Capital operates in four finance industry segments and in a specialty insurance industry segment. GE Capital's financing activities include a full range of leasing, loan, equipment management services and annuities. GE Capital's specialty insurance activities include providing private mortgage insurance, financial (primarily municipal) guarantee insurance, creditor insurance, reinsurance and, for financing customers, credit life and property and casualty insurance. GE Capital is an equity investor in a retail organization and certain other financial services organizations. GE Capital's operations are subject to a variety of regulations in their respective jurisdictions.

    Services of GE Capital are offered primarily throughout the United States, Canada and Europe. Computerized accounting and service centers, including those located in Connecticut, Ohio, Georgia and England, provide financing offices and other service locations with data processing, accounting, collection, reporting and other administrative support. GE Capital's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927. At December 31, 1993 GE Capital employed approximately 27,000 persons.

EMPLOYERS REINSURANCE CORPORATION

    Employers Reinsurance Corporation (ERC), together with its subsidiaries, writes all lines of reinsurance other than title and annuities. ERC reinsures property and casualty risks written by more than 1,000 domestic and foreign insurers, and also writes certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, errors and omissions coverage for insurance and real estate agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. Domestic subsidiaries write property and casualty reinsurance through brokers, excess and surplus lines insurance, and provide reinsurance brokerage services. Subsidiaries in Denmark and the United Kingdom write property and casualty and life reinsurance, principally in Europe, Asia and the Middle East.

    Employers Reinsurance is licensed in all of the states of the United States, the District of Columbia, certain provinces of Canada and in certain other jurisdictions. Insurance and reinsurance operations are subject to regulation by various insurance regulatory agencies. ERC and its subsidiaries conduct business through 16 domestic offices and 9 foreign offices. Principal offices of ERC are located at 5200 Metcalf Avenue, Overland Park, Kansas 66201. At December 31, 1993 ERC employed approximately 1,000 persons.

KIDDER, PEABODY GROUP INC.

   Kidder, Peabody, a successor to a partnership founded in Boston in 1865, is incorporated in Delaware. Its principal subsidiary, Kidder, Peabody and Co. Incorporated ("Kidder"), is a member of the principal domestic securities and commodities exchanges and is a primary dealer in United States government securities. Kidder is a full-service international investment bank and securities broker. Its principal businesses include securities underwriting, sales and trading of equity and fixed income securities, financial futures activities, advisory services for mergers, acquisitions, and other corporate finance matters, research services and asset management. These services are provided to domestic and foreign business entities, governments, government agencies, and individual and institutional investors.

   Kidder is subject to the rules and regulations of various Federal and state regulatory agencies, exchanges and industry self-regulatory organizations that apply to securities broker-dealers and futures commission merchants, including the U.S. Securities and Exchange Commission, U.S. Commodity Futures Trading Commission, New York Stock Exchange, National Association of Securities Dealers, Chicago Mercantile Exchange and the Chicago Board of Trade.

   Kidder, Peabody conducts business in 42 domestic and 8 foreign branch offices. Principal offices of Kidder, Peabody are located at 10 Hanover Square, New York, New York 10005 and 100 Federal Street, Boston, Massachusetts 02110. At December 31, 1993 Kidder, Peabody employed approximately 5,650 persons.

INDUSTRY SEGMENTS

   The Corporation provides a wide variety of financing, insurance, investment banking and securities brokerage products and services, which are organized into the following industry segments:

   o Specialty Insurance -- U.S. and international multiple-line property and casualty reinsurance and certain directly written specialty insurance
     (ERC), financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; creditor insurance covering international customer loan repayments; and property, casualty and life insurance.

   o Consumer Services -- private label and bank credit card loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing, inventory financing, mortgage servicing and annuities.

   o Mid-Market Financing -- loans and financing and operating leases for middle-market customers including manufacturers, distributors and end-users, for a variety of equipment, including data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

   o Equipment Management -- leases, loans and asset management services for portfolios of commercial and transportation equipment including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, ocean-going containers and satellites.

   o Securities Broker-Dealer -- Kidder, Peabody, a full-service international investment bank and securities broker, member of the principal stock and commodities exchanges and a primary dealer in U.S. government securities. Offers services such as underwriting, sales and trading, advisory services on acquisitions and financing, research and asset management.

   o Specialized Financing -- loans and leases for major capital assets including aircraft, industrial facilities and equipment and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in corporate enterprises.

   Refer to Item 7 "Management's Discussion and Analysis of Results of Operations" in this Form 10-K for discussion of the Corporation's Portfolio Quality.

ITEM 2.  PROPERTIES.

   GE Capital Services and its subsidiaries conduct their businesses from various facilities, most of which are leased.

ITEM 3.  LEGAL PROCEEDINGS.

   The Corporation is not involved in any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                    Omitted

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    See Note 13 of Notes to Financial Statements. The common stock of the Corporation is owned entirely by GE Company and therefore there is no trading market in such stock.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data should be read in conjunction with the financial statements of GE Capital Services and consolidated affiliates and the related Notes to Financial Statements.

                                                                          YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------
                                                              1993       1992       1991       1990      1989
                                                            --------   --------   --------   --------   -------
(Dollar amounts in millions)
For the Year:
    Financing volume......................................  $ 57,094   $ 51,186   $ 45,965   $ 42,853   $38,681
    Insurance premiums written............................     3,956      2,900      2,155      1,981     1,819
    Securities broker-dealer earned income................     4,861      4,022      3,346      2,923     2,897
                                                            --------   --------   --------   --------   -------
                                                            --------   --------   --------   --------   -------
    Earned income.........................................  $ 22,137   $ 18,440   $ 16,399   $ 14,774   $12,945
                                                            --------   --------   --------   --------   -------
    Interest and discount expense.........................     6,473      6,122      6,536      6,474     5,912
    Operating and administrative expense (including
      minority interest)..................................     7,227      5,935      4,256      3,644     3,022
    Insurance losses and policyholder and annuity
      benefits............................................     3,172      1,957      1,623      1,599     1,614
    Provision for losses on financing receivables.........       987      1,056      1,102        688       527
    Depreciation and amortization of buildings and
      equipment and equipment on operating leases.........     1,630      1,335      1,225        974       732
                                                            --------   --------   --------   --------   -------
    Earnings before income taxes and cumulative effect of
      change in accounting principle......................     2,648      2,035      1,657      1,395     1,138
    Income tax provision from operations..................       841        536        382        301       211
                                                            --------   --------   --------   --------   -------
    Earnings before cumulative effect of change in
      accounting principle................................     1,807      1,499      1,275      1,094       927
    Cumulative effect of change in accounting principle...        --         --         19         --        --
                                                            --------   --------   --------   --------   -------
         Net earnings.....................................  $  1,807   $  1,499   $  1,256   $  1,094   $   927
                                                            --------   --------   --------   --------   -------
                                                            --------   --------   --------   --------   -------
    Ratio of earnings to fixed charges....................      1.42       1.33       1.25       1.21      1.19
                                                            --------   --------   --------   --------   -------
                                                            --------   --------   --------   --------   -------
At Year End:
    Financing receivables:
         Time sales and loans, net of deferred income.....  $ 40,748   $ 37,070   $ 36,849   $ 35,085   $30,142
         Investment in financing leases, net of deferred
           income.........................................    24,930     23,925     20,411     16,530    12,764
                                                            --------   --------   --------   --------   -------
             Total financing receivables..................    65,678     60,995     57,260     51,615    42,906
         Allowance for losses on financing receivables....    (1,730)    (1,607)    (1,508)    (1,360)   (1,127)
                                                            --------   --------   --------   --------   -------
             Financing receivables--net...................  $ 63,948   $ 59,388   $ 55,752   $ 50,255   $41,779
                                                            --------   --------   --------   --------   -------
                                                            --------   --------   --------   --------   -------
    Percent of allowance for losses on financing
      receivables to total financing receivables..........     2.63%      2.63%      2.63%      2.63%     2.63%
                                                            --------   --------   --------   --------   -------
                                                            --------   --------   --------   --------   -------
    Equipment on operating leases--net....................  $ 10,650   $  9,395   $  7,552   $  5,557   $ 5,095
                                                            --------   --------   --------   --------   -------
                                                            --------   --------   --------   --------   -------
    Total assets..........................................  $211,730   $154,524   $127,814   $115,095   $90,928
                                                            --------   --------   --------   --------   -------
                                                            --------   --------   --------   --------   -------
    Capitalization:
         Notes payable within one year....................  $ 60,003   $ 53,183   $ 48,070   $ 40,403   $35,740
         Long-term senior debt............................    25,126     21,197     17,964     16,748    11,878
         Long-term subordinated debt......................       759        760        386        249       287
         Equity...........................................    10,809      8,884      7,758      6,833     6,069
                                                            --------   --------   --------   --------   -------
                                                            --------   --------   --------   --------   -------

    The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1993 resulting in the inclusion of $812 million of net unrealized gains on investment securities in equity at the end of the year.

    SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," was implemented in 1991 using the immediate recognition transition option. The cumulative effect to January 1 of adopting SFAS No. 106 was $19 million, net of $12 million tax credit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

    The Corporation's earnings were $1,807 million in 1993, 21% more than 1992's earnings of $1,499 million, which were 18% more than the comparable 1991 earnings of $1,275 million. The 1993 increase reflected strong performance in the Corporation's financing businesses, mainly as a result of a favorable interest rate environment, asset growth and improved asset quality. Earnings of the Corporation's Securities Broker-Dealer and Specialty Insurance segments were substantially higher in 1993. The 1992

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        (CONTINUED).

increase reflected sharp improvement in the earnings of both the Specialty Insurance and Securities Broker-Dealer Segments.

OPERATING RESULTS

     EARNED INCOME from all sources increased 20% to $22.1 billion in 1993, following a 12% increase to $18.4 billion in 1992. Asset growth in each of the Corporation's financing segments, through acquisitions of businesses and portfolios as well as origination volume, was the primary reason for increased income from time sales, loans, financing leases and operating lease rentals in both 1993 and 1992. Yields on related assets were essentially flat in 1993 compared with 1992, following a decline from 1991. Earned income in 1993 from the Corporation's annuity business, formed through two current year acquisitions, was $571 million.

     Specialty Insurance revenues increased 26% in 1993, compared with a 29% increase in 1992, due to higher premium and investment income as well as the impact of the creditor insurance business, which was consolidated at the end of the second quarter of 1992 when an existing equity position was converted to a controlling interest. Securities Broker-Dealer revenues increased 21% and 20% in 1993 and 1992, respectively, reflecting higher investment income and investment banking activity.

     INTEREST AND DISCOUNT EXPENSE on borrowings is the Corporation's principal cost. Interest and discount expense in 1993 totaled $6.5 billion, 6% higher than in 1992, which was 6% lower than in 1991. The 1993 increase was a result of funding increased security positions in the Securities Broker-Dealer segment, partially offset by substantially lower rates on higher average borrowings supporting financing operations. The 1992 decrease reflected substantially lower interest rates, which more than offset higher average borrowings and the cost of funding higher levels of security positions in the Securities Broker-Dealer segment. Composite interest rates on the Corporation's borrowings were 4.96% in 1993 compared with 5.78% in 1992 and 7.46% in 1991.

     OPERATING AND ADMINISTRATIVE EXPENSES increased to $7.1 billion in 1993, a 20% increase over 1992, which was 40% higher than 1991, primarily reflecting operating costs associated with businesses and portfolios acquired during the past two years. Overall, provisions for losses on investments charged to operating and administrative expense decreased in 1993, following an increase in 1992. These provisions principally related to the Commercial Real Estate and highly leveraged transaction (HLT) portfolios, and in 1993, to commercial aircraft as well.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 62% to $3.2 billion in 1993, compared with a 21% increase to $2.0 billion in 1992. The 1993 increase principally reflected annuity benefits credited to customers following the current year annuity business acquisitions, as well as higher losses on increased volume in the property and casualty reinsurance and life reinsurance businesses. In 1992, higher losses on increased volume in the property and casualty reinsurance and the private mortgage insurance businesses, and the effects of the creditor insurance business for the second half of the year, were partially offset by lower losses in the life reinsurance business.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES decreased $69 million to $987 million in 1993 compared with a $46 million decrease to $1,056 million in 1992. These provisions principally related to the Consumer Services, Commercial Real Estate and HLT portfolios discussed below.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased to $1.6 billion in 1993, a 22% increase over 1992, which was 9% higher than 1991, primarily as a result of additions to equipment on operating leases through business and portfolio acquisitions.

     INCOME TAX PROVISION was $841 million in 1993 (an effective tax rate of 32%), compared with $536 million in 1992 (26%) and $382 million (23%) in 1991. The increased provision for income taxes in both 1993 and 1992 reflected the effects of additional income before taxes and, in 1993, the 1% increase in the
U. S. Federal income tax rate. The higher rate in 1993, compared with 1992, primarily reflected the 1% increase in the U.S. Federal income tax rate and a lower proportion of tax-exempt income. These items were partially offset by the effects of certain unrelated financing transactions that will result in future cash savings and reduced the Corporation's obligation for previously accrued deferred taxes. The higher rate in 1992, compared with 1991, reflected a relatively lower proportion of tax-exempt income and a 1991 adjustment for tax-deductible claims reserves of the property reinsurance affiliates, for which there was no 1992 counterpart.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        (CONTINUED).

OPERATING PROFIT BY INDUSTRY SEGMENT

     Operating profit (pre-tax income) of the Corporation, by industry segment, is summarized in Note 19 and discussed below:

     SPECIALTY INSURANCE operating profit of $770 million in 1993 was 20% higher than the $641 million recorded in 1992, which was 28% higher than in 1991. The 1993 increase reflected higher premium volume from bond refunding in the financial guaranty insurance business as well as reduced claims expense in the creditor insurance business. The 1992 gains primarily reflected higher premium volume and investment income at GE Capital's private mortgage and financial guaranty insurance businesses.

     CONSUMER SERVICES operating profit of $695 million in 1993, was 32% higher than that of 1992. This increase reflected lower provisions for receivable losses in Retailer Financial Services resulting from declines in consumer delinquency as well as strong asset growth and interest rate favorability in both Auto Financial Services and Retailer Financial Services. Operating profit of $525 million in 1992 was 53% higher than that of 1991 (excluding the impact in 1991 of the $134 million gain on the disposition of a significant portion of GE Capital's auto auction affiliate). This increase reflected higher financing spreads in Retailer Financial Services and increased asset levels in Auto Financial Services.

     EQUIPMENT MANAGEMENT operating profit increased $9 million to $377 million in 1993. This increase reflected higher volume in most businesses, largely the result of portfolio and business acquisitions, and improved trailer and railcar utilization, offset by lower average rental rates in Fleet Services and Computer Services, coupled with the effects of lower utilization and pricing pressures at Genstar Container. Operating profit decreased $13 million to $368 million in 1992 due to lower utilization in the Railcar Services and Genstar Container businesses, partially offset by operating profit generated as a result of Fleet Services' 1992 acquisition of the fleet leasing operations of Avis-Europe.

     MID-MARKET FINANCING operating profit of $454 million in 1993 was 29% higher than that of 1992 and reflected higher spreads and higher levels of invested assets, primarily as a result of business and portfolio acquisitions. Operating profit increased $104 million to $352 million in 1992 compared with 1991. Operating profit for 1992 reflected higher levels of invested assets, primarily as a result of asset portfolio acquisitions.

     SECURITIES BROKER-DEALER (Kidder, Peabody) operating profit was $439 million in 1993, up 46% from 1992's record $300 million, which was $181 million higher than in 1991. Strong performances in both years reflected higher investment income from trading and investment banking activities. Favorable market conditions were an important factor in both years. Higher interest expense in both years reflected costs associated with funding increased security positions. Operating and administrative expenses increased in both years, primarily because of the revenue growth and, in 1992, because of costs associated with certain litigation settlements.

     SPECIALIZED FINANCING operating profit was $201 million in 1993, compared with $121 million in 1992, and $220 million in 1991. The increase in 1993 principally reflected much lower provisions for losses on Corporate Finance Group HLT investments and higher gains from sales of Commercial Real Estate assets partially offset by higher loss provisions for Commercial Real Estate assets and expenses associated with redeployment and refurbishment of owned aircraft. The decline in 1992 principally reflected higher loss provisions, particularly reserves for Corporate Finance Group in-substance and owned investments, partially offset by higher gains on the sale of assets in both Commercial Real Estate and Corporate Finance Group. Further details concerning loss provisions relating to both the Commercial Real Estate portfolio and Corporate Finance Group HLT investments are discussed below.

CAPITAL RESOURCES AND LIQUIDITY

     The Corporation's principal source of cash is financing activities that involve continuing rollover of short-term borrowings and appropriate addition of long-term borrowings, with a reasonable balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $14.0 billion. New borrowings of $40.2 billion having maturities longer than 90 days were added during those years, while $25.6 billion of such longer-term borrowings were paid off. The Corporation has also generated significant cash from operating activities, $14.8 billion during the last three years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        (CONTINUED).

     The Corporation's principal use of cash has been investing in assets to grow the business. Of $40.9 billion that the Corporation invested over the past three years, $16.1 billion was used for additions to financing receivables, $9.3 billion for new equipment, primarily for lease to others and $6.9 billion to acquire new businesses.

     GE Company has agreed to make payments to GE Capital, constituting additions to pre-tax income, to the extent necessary to cause GE Capital's consolidated ratio of earnings to fixed charges to be not less than 1.10 for each fiscal year commencing with fiscal year 1991. Three years advance written notice is required to terminate this agreement. No payments have been required under this agreement. GE Capital's ratios of earnings to fixed charges for the years 1993, 1992 and 1991, were 1.62, 1.44 and 1.34, respectively.

     The Corporation's total borrowings were $85.9 billion at December 31, 1993, of which $60.0 billion was due in 1994 and $25.9 billion was due in subsequent years. Comparable amounts at the end of 1992 were: $75.1 billion in total; $53.2 billion due within one year; and $21.9 billion due thereafter. Composite interest rates are discussed on page 4. Individual borrowings are structured within overall asset/liability interest rate and currency risk management strategies. Interest rate and currency swaps form an integral part of the Corporation's goal of achieving the lowest borrowing costs for particular funding strategies. Counterparty credit risk is closely monitored -- approximately 90% of the notional amount of swaps outstanding at December 31, 1993 was with counterparties having credit ratings of Aa/AA or better.

     With the financial flexibility that comes with excellent credit ratings, management believes the Corporation is well positioned to meet the global needs of its customers for capital and continue growing its diverse asset base.

PORTFOLIO QUALITY

     THE PORTFOLIO OF FINANCING RECEIVABLES, $63.9 billion and $59.4 billion at year-ends 1993 and 1992, respectively, is the Corporation's largest asset and its primary source of revenues. Related allowances for losses aggregated $1.7 billion at the end of 1993 (2.63% of receivables -- the same level as 1992) and are, in management's judgment, appropriate given the risk profile of the portfolio.

     A discussion about the quality of certain elements of the portfolio of financing receivables and investments follows. Further details are included in Notes 5 and 10.

     CONSUMER LOANS RECEIVABLE, primarily retailer and auto receivables, were $17.3 billion and $14.8 billion at the end of 1993 and 1992, respectively. The Corporation's investment in consumer auto finance lease receivables was $5.6 billion and $4.8 billion at the end of 1993 and 1992, respectively. Non-earning receivables, 1.7% of total loans and leases (2.1% at the end of 1992), amounted to $391 million at the end of 1993. The provision for losses on retailer and auto financing receivables was $469 million in 1993, a 19% decrease from $578 million in 1992, reflecting reduced consumer delinquencies and intensified collection efforts, particularly in Europe. Most non-earning receivables were private label credit card receivables, the majority of which were subject to various loss sharing arrangements that provide full or partial recourse to the originating retailer.

     COMMERCIAL REAL ESTATE LOANS classified as finance receivables by the Commercial Real Estate business, a part of the Specialized Financing segment, were $10.9 billion at December 31, 1993, up $0.4 billion from the end of 1992. In addition, the investment portfolio of the Corporation's annuity business, acquired during 1993, included $1.1 billion of commercial property loans. Commercial real estate loans are generally secured by first mortgages. In addition to loans, Commercial Real Estate's portfolio also included in other assets $2.2 billion of assets that were purchased for resale from the Resolution Trust Corporation (RTC) and other institutions and $1.4 billion of investments in real estate joint ventures. In recent years, the Corporation has been one of the largest purchasers of assets from RTC and other institutions, growing its portfolio of properties acquired for resale by $1.1 billion in 1993. To date, values realized on these assets have met or exceeded expectations at the time of purchase. Investments in real estate joint ventures have been made as part of original financings and in conjunction with loan restructurings where management believes that such investments will enhance economic returns.

     Commercial Real Estate's foreclosed properties at the end of 1993 declined to $110 million from $187 million at the end of 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
        (CONTINUED).

     At December 31, 1993, Commercial Real Estate's portfolio included loans secured by and investments in a variety of property types that were well dispersed geographically. Property types included apartments (36%), office buildings (32%), shopping centers (14%), mixed use (8%), industrial and other (10%). These properties were located, principally across the United States, as follows: Mid-Atlantic (21%), Northeast (20%), Southwest (19%), West (15%), Southeast (12%), Central (8%), with the remainder (5%) across Canada and Europe. Reduced and non-earning receivables declined to $272 million in 1993 from $361 million in 1992, reflecting proactive management of delinquent receivables as well as write-offs. Loss provisions for Commercial Real Estate's investments were $387 million in 1993 ($248 million related to receivables and $139 million to other assets), compared with $299 million and $213 million in 1992 and 1991, respectively, as the portfolio continued to be adversely affected by the weakened commercial real estate market.

     HLT PORTFOLIO is included in the Specialized Financing segment and represents financing provided for highly leveraged management buyouts and corporate recapitalizations. The portion of those investments classified as financing receivables was $3.3 billion at the end of 1993 compared with $5.3 billion at the end of 1992, as substantial repayments reduced this liquidating portfolio. The year-end balance of amounts that had been written down to estimated fair value and carried in other assets as a result of restructuring or in-substance repossession aggregated $544 million at the end of 1993 and $513 million at the end of 1992 (net of allowances of $244 million and $224 million, respectively).

     Non-earning and reduced earning receivables declined to $139 million at the end of 1993 from $429 million the prior year. Loss provisions for HLT investments were $181 million in 1993 ($80 million related to receivables and $101 million to other assets), compared with $573 million in 1992 and $328 million in 1991. Non-earning and reduced earning receivables as well as loss provisions were favorably affected by the stronger economic climate during 1993 as well as by the successful restructurings implemented during the past few years.

     OTHER FINANCING RECEIVABLES, approximately $26 billion, consisted primarily of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio grew approximately $2 billion during 1993, while non-earning and reduced earning receivables decreased $46 million to $98 million at year end.

     The Corporation has loans and leases to commercial airlines that aggregated about $6.8 billion at the end of 1993, up from $6 billion at the end of 1992. At year-end 1993, commercial aircraft positions included conditional commitments to purchase aircraft at a cost of $865 million and financial guarantees and funding commitments amounting to $450 million. These purchase commitments are subject to the aircraft having been placed on lease under agreements, and with carriers, acceptable to the Corporation prior to delivery. Expenses associated with redeployment and refurbishment of owned aircraft totaled $112 million in 1993, compared with nominal amounts in prior years. The Corporation's increasing investment demonstrates its continued long-term commitment to the airline industry.

     ENTERING 1994, management believes that the diversity and strength of the Corporation's assets, along with vigilant attention to risk management, position it to deal effectively with a global and changing competitive and economic landscape.

NEW ACCOUNTING STANDARDS

     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," modifies the accounting that applies when it is probable that all amounts due under contractual terms of a loan will not be collected. Management does not believe that this Statement, required to be adopted no later than the first quarter of 1995, will have a material effect on the Corporation's financial position or results of operations, although such effect will depend on the facts at the time of adoption.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
General Electric Capital Services, Inc.

     We have audited the financial statements of General Electric Capital Services, Inc. and consolidated affiliates as listed in Item 14. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Services, Inc. and consolidated affiliates at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993.

/s/ KPMG PEAT MARWICK

Stamford, Connecticut
February 11, 1994

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)                           1993       1992       1991
                                                                      --------   --------   --------
EARNED INCOME
Time sales, loan, investment and other income (Note 15)............   $ 11,999   $ 10,464   $  9,790
Financing leases (Note 15).........................................      2,315      2,151      1,836
Operating lease rentals (Note 15)..................................      3,267      2,444      2,205
Premium and commission income of insurance affiliates (Note 12)....      3,697      2,687      2,008
Commissions and fees of securities broker-dealer affiliate.........        859        694        560
                                                                      --------   --------   --------
     Total earned income...........................................     22,137     18,440     16,399
                                                                      --------   --------   --------
EXPENSES
Interest and discount (Notes 11 & 16)..............................      6,473      6,122      6,536
Operating and administrative (Note 17).............................      7,093      5,895      4,223
Insurance losses and policyholder and annuity benefits (Note 12)...      3,172      1,957      1,623
Provision for losses on financing receivables (Note 6).............        987      1,056      1,102
Depreciation and amortization of buildings and equipment and equip-
  ment on operating leases (Notes 8 & 9)...........................      1,630      1,335      1,225
Minority interest in net earnings of consolidated affiliates.......        134         40         33
                                                                      --------   --------   --------
     Total expenses................................................     19,489     16,405     14,742
                                                                      --------   --------   --------
Earnings before income taxes and cumulative effect of change in
  accounting principle.............................................      2,648      2,035      1,657
Income tax provision from operations (Note 18).....................        841        536        382
                                                                      --------   --------   --------
Earnings before cumulative effect of change in accounting
  principle........................................................      1,807      1,499      1,275
Cumulative effect to January 1, 1991 of change in accounting
  principle for postretirement benefits other than pensions, net...         --         --         19
                                                                      --------   --------   --------
NET EARNINGS.......................................................      1,807      1,499      1,256
Cash dividends paid (Note 13)......................................      (610)      (500)      (350)
Retained earnings at January 1.....................................      7,015      6,016      5,110
                                                                      --------   --------   --------
RETAINED EARNINGS AT DECEMBER 31...................................   $  8,212   $  7,015   $  6,016
                                                                      --------   --------   --------
                                                                      --------   --------   --------

See Notes to Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)                                                 1993         1992
                                                                           --------     --------
ASSETS
Cash and equivalents.....................................................  $  1,682     $  1,940
Trading securities (Note 3)..............................................    30,165       24,154
Investment securities (Note 4)...........................................    26,792       11,224
Securities purchased under agreements to resell..........................    43,463       26,788
Financing receivables (Note 5):
     Time sales and loans, net of deferred income........................    40,748       37,070
     Investment in financing leases, net of deferred income..............    24,930       23,925
                                                                           --------     --------
                                                                             65,678       60,995
     Allowance for losses on financing receivables (Note 6)..............    (1,730)      (1,607)
                                                                           --------     --------
          Financing receivables -- net...................................    63,948       59,388
Other receivables -- net (Note 7)........................................    15,799        8,476
Equipment on operating leases (at cost), less accumulated amortization of
  $3,238 and $2,549 (Note 8).............................................    10,650        9,395
Buildings and equipment (at cost), less accumulated depreciation of $814
  and $673 (Note 9)......................................................     1,036        1,060
Other assets (Note 10)...................................................    18,195       12,099
                                                                           --------     --------
TOTAL ASSETS.............................................................  $211,730     $154,524
                                                                           --------     --------
                                                                           --------     --------
LIABILITIES AND EQUITY
Notes payable within one year (Note 11)..................................  $ 60,003     $ 53,183
Notes payable after one year (Note 11)...................................    25,885       21,957
                                                                           --------     --------
     Total notes payable.................................................    85,888       75,140
Accounts and drafts payable (Note 7).....................................     9,885        6,624
Securities sold under agreements to repurchase...........................    56,669       36,014
Securities sold but not yet purchased -- at market (Note 3)..............    15,332       11,413
Insurance reserves and annuity benefits (Note 12)........................    22,909        7,948
Other liabilities........................................................     3,529        2,638
Deferred income taxes (Note 18)..........................................     5,408        4,869
                                                                           --------     --------
     Total liabilities...................................................   199,620      144,646
                                                                           --------     --------
Minority interest in equity of consolidated affiliates (Note 14).........     1,301          994
                                                                           --------     --------
Cumulative preferred stock, $10,000 par value (80,000 shares authorized;
  51,000 shares issued and held by consolidated affiliates at December
  31, 1993 and December 31, 1992)........................................        --           --
Common stock, $10,000 par value (101 shares authorized and
  outstanding)...........................................................         1            1
Additional paid-in capital...............................................     1,877        1,877
Retained earnings........................................................     8,212        7,015
Other....................................................................       719           (9)
                                                                           --------     --------
     Total equity (Note 13)..............................................    10,809        8,884
                                                                           --------     --------
TOTAL LIABILITIES AND EQUITY.............................................  $211,730     $154,524
                                                                           --------     --------
                                                                           --------     --------

See Notes to Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                            STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)                       1993        1992        1991
                                                                   -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings.....................................................  $ 1,807     $ 1,499     $ 1,256
Adjustments to reconcile net earnings to cash provided by
  operating activities:
     Cumulative effect of change in accounting principle.........       --          --          19
     Provision for losses on financing receivables...............      987       1,056       1,102
     Increase in insurance reserves and annuity benefits.........    1,479         703         725
     Increase in deferred income taxes...........................      341          32         555
     Depreciation and amortization of buildings and equipment and
       equipment on operating leases.............................    1,630       1,335       1,225
     Increase in trading securities of broker-dealer.............   (7,517)     (5,966)     (5,463)
     (Increase) decrease in securities purchased under agreements
       to resell.................................................  (16,675)     (7,386)      4,006
     Increase in securities sold under agreements to
       repurchase................................................   20,655       7,841         349
     Increase (decrease) in securities sold but not yet
       purchased.................................................    3,919       6,529        (440)
     Amortization of premium and discount on debt................       99         197         222
     Increase in accounts and drafts payable.....................    3,246         139       1,391
     Gain on principal business dispositions.....................       --         (65)       (134)
     Other -- net................................................   (4,518)       (571)       (842)
                                                                   -------     -------     -------
          Cash provided by operating activities..................    5,453       5,343       3,971
                                                                   -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers...................................  (30,002)    (27,069)    (25,030)
Principal collections from customers.............................   27,571      25,136      25,289
Investment in assets on financing leases.........................   (7,204)     (7,758)     (8,829)
Principal collections on financing leases........................    6,812       5,338       3,726
Net increase in credit card receivables..........................   (1,341)       (330)     (2,410)
Buildings and equipment and equipment on
  operating leases -- additions..................................   (3,151)     (3,379)     (2,744)
                   -- dispositions...............................    1,100       1,747       1,029
Payments for principal businesses purchased, net of cash
  acquired.......................................................   (2,090)     (2,013)     (2,836)
Proceeds from principal business dispositions....................       --          --         277
Purchases of investment securities by insurance affiliates and
  annuity businesses.............................................  (10,488)     (6,865)     (6,002)
Dispositions of investment securities by insurance affiliates and
  annuity businesses.............................................    7,698       6,200       5,415
Other............................................................   (4,124)     (3,003)     (1,538)
                                                                   -------     -------     -------
          Cash used by investing activities......................  (15,219)    (11,996)    (13,653)
                                                                   -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities)...........    4,462       3,895       5,641
Newly issued debt -- short-term (91-365 days)....................    4,315       4,456       4,863
                  -- long-term senior............................   10,885       6,699       6,317
                  -- long-term subordinated......................       --         450         250
Proceeds -- non-recourse, leveraged lease debt...................       53         148       1,808
Repayments and other reductions -- short-term (91-365 days)......   (9,008)     (6,474)     (6,504)
                                -- long-term senior..............     (208)       (658)     (1,769)
                                -- long-term subordinated........       --         (76)        (32)
Principal payments -- non-recourse, leveraged lease debt.........     (312)       (272)       (280)
Proceeds from sales of investment and annuity contracts..........      509          --          --
Redemption of investment and annuity contracts...................     (578)         --          --
Dividend paid to share owner.....................................     (610)       (500)       (350)
                                                                   -------     -------     -------
          Cash provided by financing activities..................    9,508       7,668       9,944
                                                                   -------     -------     -------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS DURING THE YEAR......     (258)      1,015         262
CASH AND EQUIVALENTS AT BEGINNING OF YEAR........................    1,940         925         663
                                                                   -------     -------     -------
CASH AND EQUIVALENTS AT END OF YEAR..............................  $ 1,682     $ 1,940     $   925
                                                                   -------     -------     -------
                                                                   -------     -------     -------

See Notes to Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION -- The consolidated financial statements represent a consolidation of GE Capital Services and all majority-owned and controlled affiliates ("consolidated affiliates"), including General Electric Capital Corporation ("GE Capital"), Employers Reinsurance Corporation ("Employers Reinsurance") and Kidder, Peabody Group Inc. ("Kidder, Peabody"). GE Capital Services owns all of the common stock of GE Capital, Employers Reinsurance and Kidder, Peabody.

     All significant transactions among the parent and consolidated affiliates have been eliminated. Other affiliates in which the Corporation owns 20 percent to 50 percent of the voting rights ("nonconsolidated affiliates") are included in other assets, valued at the appropriate share of equity plus loans and advances.

     CASH FLOWS -- For purposes of the Statement of Cash Flows, certificates and other time deposits are treated as cash equivalents.

     METHODS OF RECORDING EARNED INCOME -- Income on all loans is recognized on the interest method. Accrual of interest income is suspended when collection of an account becomes doubtful, generally after the account becomes 90 days delinquent.

     Financing lease income, which includes related investment tax credits and residual values, is recorded on the interest method so as to produce a level yield on funds not yet recovered. Unguaranteed residual values included in lease income are based principally on independent appraisals of the values of leased assets remaining at expiration of the lease terms.

     Operating lease income is recognized on a straight-line basis over the term of the underlying leases.

     Origination, commitment and other nonrefundable fees related to fundings are deferred and recorded in earned income on the interest method. Commitment fees related to loans not expected to be funded and line-of-credit fees are deferred and recorded in earned income on a straight-line basis over the period to which the fees relate. Syndication fees are recorded in earned income at the time the related services are performed unless significant contingencies exist.

     Kidder, Peabody's proprietary securities and commodities transactions, unrealized gains and losses on open contractual commitments (principally financial futures), forward contracts on U.S. government and federal agency securities, and when-issued securities are recorded on a trade-date basis. Customer transactions and related revenues and expenses, investment banking revenues from management fees, sales concessions and underwriting fees are recorded on a settlement-date basis. Advisory fees are recorded as revenues when services are substantially completed and the revenue is reasonably determinable.

     See "Insurance and Annuity Businesses" below for information with respect to earned income of these businesses.

     ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS -- The Corporation maintains an allowance for losses on financing receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolio. For small-balance receivables the allowance for losses is determined principally on the basis of actual experience during the preceding three years. Further allowances are also provided to reflect management's judgment of additional loss potential. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known troubled accounts.

     All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Small-balance accounts are progressively written down (from 10% when more than three months delinquent to 100% when nine to twelve months delinquent) to record the balances at estimated realizable value. However, if at any time during that period an account is judged to be uncollectible, such as in the case of a bankruptcy, the uncollectible balance is written off. Larger-balance accounts are reviewed at least quarterly, and those accounts which are more than three months delinquent are written down, if necessary, to record the balances at estimated realizable value.

     When collateral is formally or substantively repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value and is transferred to other assets.

Subsequent to such transfer, these assets are carried at the lower of cost or estimated current fair value. This accounting has been employed principally for highly leveraged transactions (HLT) and real estate loans.

     INCOME TAXES -- Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," was adopted effective January 1, 1992. The effect of adopting SFAS No. 109 was not material. Deferred tax balances are stated at tax rates expected to be in effect when taxes are actually paid or recovered.

     INVESTMENT AND TRADING SECURITIES -- On December 31, 1993, the Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments in debt securities and marketable equity securities be designated as trading, held-to-maturity or available-for-sale. Trading securities are reported at fair value, with changes in fair value included in earnings. Investment securities include both available-for-sale and held-to-maturity securities. Available-for-sale securities are reported at fair value, with net unrealized gains and losses included in equity. Held-to-maturity debt securities are reported at amortized cost. See notes 3 and 4 for a discussion of the classification and reporting of these securities at December 31, 1992. For all investment securities, unrealized losses that are other than temporary are recognized in earnings.

     SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL (REVERSE REPURCHASE AGREEMENTS) AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (REPURCHASE AGREEMENTS) -- Such items are treated as financing transactions and are carried at the contract amount at which the securities subsequently will be resold or reacquired. Repurchase agreements relate either to marketable securities, which are carried at market value, or to securities obtained pursuant to reverse repurchase agreements. It is the Corporation's policy to take possession of securities that are subject to reverse repurchase agreements. The Corporation monitors the market value of the underlying securities in relation to the related receivable, including accrued interest, and requests additional collateral when appropriate.

     EQUIPMENT ON OPERATING LEASES -- Equipment is amortized, principally on a straight-line basis, to estimated net salvage value over the lease term or the estimated economic life of the equipment.

     BUILDINGS AND EQUIPMENT -- The Corporation records depreciation on a sum-of-the-years' digits basis or a straight-line basis over the lives of the assets.

     OTHER ASSETS -- Goodwill is amortized on a straight-line basis over periods not exceeding 30 years.

     FOREIGN OPERATIONS -- Assets and liabilities of foreign affiliates are translated into U.S. dollars at the year-end exchange rates while operating results are translated at rates prevailing during the year. Such adjustments are accumulated and reported as a separate component of equity.

     INSURANCE AND ANNUITY BUSINESSES -- Premiums on short-duration insurance contracts are reported as earned income over the terms of the related reinsurance treaties or insurance policies. In general, earned premiums are calculated on a pro-rata basis or are determined based on reports received from reinsureds. Premium adjustments under retrospectively rated assumed reinsurance contracts are recorded based on estimated losses and loss expenses, including both case and incurred-but-not-reported reserves. Premiums on long-duration insurance products are recognized as earned when due. Premiums received under annuity contracts are not reported as revenues but as annuity benefits -- a liability -- and are adjusted according to the terms of the respective policies.

     The estimated liability for insurance losses and loss expenses consist of both case and incurred-but-not-reported reserves. Where experience is not sufficient, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses.

     The liability for future policyholder benefits of the life insurance affiliates has been computed mainly by a net-level-premium method based on assumptions for investment yields, mortality and terminations that were appropriate at date of purchase or at the time the policies were developed, including provisions for adverse deviations.

     Deferred insurance acquisition costs for the property and casualty businesses are amortized pro-rata over the contract periods in which the related premiums are earned. For the life insurance business, these costs are amortized over the premium-paying periods of the contracts in proportion either to anticipated premium income or to gross profit, as appropriate. For certain annuity contracts, such costs are amortized on the basis of anticipated gross profits. For other lines of business, acquisition costs are amortized over the life of the related insurance contracts. Deferred insurance acquisition costs are reviewed for recoverability; for short-duration contracts, anticipated investment income is considered in making recoverability evaluations.

NOTE 2.  ACQUISITIONS

The Corporation has acquired two individually non-significant entities (collectively "the Acquisitions"). The acquisition of GNA Corporation ("GNA") from Weyerhaeuser Company and Weyerhaeuser Financial Services, Inc. occurred on April 1, 1993, while the acquisition of United Pacific Life Insurance Company ("UPL") from Reliance Insurance Company and its parent company, Reliance Group Holdings, Inc. occurred on July 14, 1993.

     The acquisitions, accounted for as purchases, have been reflected in the accompanying consolidated financial statements of the Corporation since the respective acquisition dates. The acquired companies had assets of approximately $12.8 billion, principally investment securities. The aggregate estimated purchase price was $1,113 million and is subject to certain post-closing adjustments.

     Unaudited pro forma condensed results of operations of the Corporation for each of the years ended December 31, 1993 and 1992 as if the Acquisitions had occurred on January 1, 1993 and January 1, 1992, respectively, are as follows:

    (In millions)                                                         1993        1992
                                                                         -------     -------
    Earned income......................................................  $22,541     $19,565
    Net earnings.......................................................    1,836       1,547

     The pro forma data have been prepared based on assumptions management deems appropriate and the results are not necessarily indicative of those that might have occurred had the transactions become effective at the beginning of the respective years, primarily due to changes in investment and other business strategies of the acquired companies. The aggregate effect of several other business acquisitions completed during 1993 was not material.

NOTE 3.  TRADING SECURITIES AND SECURITIES SOLD BUT NOT YET PURCHASED

Trading securities are shown in the following table as of December 31, 1993 and 1992:

    (In millions)                                                         1993        1992
                                                                         -------     -------
    U.S. Government and federal agency.................................  $19,543     $16,172
    Corporate stocks, bonds and non-U.S................................    8,969       5,960
    Mortgage loans.....................................................    1,292         974
    State and municipal................................................      361       1,048
                                                                         -------     -------
                                                                         $30,165     $24,154
                                                                         -------     -------
                                                                         -------     -------

     The balance of trading securities at December 31, 1992, included investments in equity securities held by insurance affiliates at a fair value of $1,505 million, with unrealized pretax gains of $94 million (net of unrealized pretax losses of $37 million) included in equity. At December 31, 1993, equity securities held by insurance affiliates were classified as investment securities (see note 4).

     A significant portion of the Corporation's trading securities at December 31, 1993, was pledged as collateral for bank loans and repurchase agreements in connection with securities broker-dealer operations.

     Market value of securities sold but not yet purchased at December 31, 1993 and 1992 are shown in the following table:

    (In millions)                                                         1993        1992
                                                                         -------     -------
    U.S. Government....................................................  $12,789     $ 9,570
    Corporate stocks, bonds and non-U.S................................    2,528       1,802
    State and municipal................................................       15          41
                                                                         -------     -------
                                                                         $15,332     $11,413
                                                                         -------     -------
                                                                         -------     -------

NOTE 4.  INVESTMENT SECURITIES

At December 31, 1993, investment securities were classified as available-for-sale and reported at fair value, including net unrealized gains of $1,261 million before taxes. At December 31, 1992, investment securities of $9,033 million were classified as available-for-sale and were reported at the lower of aggregate amortized cost or fair value. The balance of the 1992 investment securities portfolio was carried at amortized cost.

     A summary of investment securities follows.

                                                                   GROSS          GROSS        ESTIMATED
(In millions)                                      AMORTIZED     UNREALIZED     UNREALIZED       FAIR
DECEMBER 31, 1993                                    COST         GAINS(A)      LOSSES(A)        VALUE
                                                   ---------     ----------     ----------     ---------
Corporate, non-U.S. and other....................   $11,448        $  206         $  (59)       $11,595
State and municipal..............................     8,859           786             (9)         9,636
Mortgage-backed..................................     2,487            31            (11)         2,507
Equity...........................................     1,517           393            (84)         1,826
U.S. government and federal agency...............     1,220            15             (7)         1,228
                                                   ---------     ----------     ----------     ---------
                                                    $25,531        $1,431         $ (170)       $26,792
                                                   ---------     ----------     ----------     ---------
                                                   ---------     ----------     ----------     ---------
DECEMBER 31, 1992
Corporate, non-U.S. and other....................   $ 4,097        $   70         $   --        $ 4,167
State and municipal..............................     6,626           339            (14)         6,951
Mortgage-backed..................................       246             7             (1)           252
U.S. government and federal agency...............       255            10             (1)           264
                                                   ---------     ----------     ----------     ---------
                                                    $11,224        $  426         $  (16)       $11,634
                                                   ---------     ----------     ----------     ---------
                                                   ---------     ----------     ----------     ---------

- ---------------
(a) December 31, 1992 amounts include gross unrealized gains and losses of $32 million and $5 million, respectively, on investment securities carried at amortized cost.

     Contractual maturities of debt securities, other than mortgage-backed securities, at December 31, 1993, are shown below.

                                                                                         ESTIMATED
                                                                           AMORTIZED       FAIR
    (In millions)                                                            COST          VALUE
                                                                           ---------     ---------
    Due in 1994..........................................................   $ 2,665       $ 2,696
      1995-1998..........................................................     4,326         4,476
      1999-2003..........................................................     4,316         4,429
      2004 and later.....................................................    10,220        10,858

     It is expected that actual maturities will differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Proceeds from sales of debt securities in 1993, 1992 and 1991 amounted to $6,112 million, $3,514 million and $2,814 million, respectively; gross realized gains were $173 million, $171 million and $106 million, respectively, and realized losses were $34 million, $4 million and $9 million, respectively.

NOTE 5.  FINANCING RECEIVABLES

Financing receivables at December 31, 1993 and 1992 by principal category are shown below.

                                                                                   AMOUNT
                                                                             -------------------
(In millions)                                                                  1993        1992
                                                                             -------     -------
Time sales and loans:
     Retailer and auto financing...........................................  $17,242     $14,847
     Commercial real estate financing......................................   11,887      10,526
     Commercial and industrial loans.......................................    6,781       8,270
     Equipment sales financing.............................................    5,514       3,951
     Other.................................................................      398         421
                                                                             -------     -------
                                                                              41,822      38,015
     Deferred income.......................................................   (1,074)       (945)
                                                                             -------     -------
     Time sales and loans -- net of deferred income........................   40,748      37,070
                                                                             -------     -------

                                                                                   AMOUNT
                                                                             -------------------
(In millions)                                                                  1993        1992
                                                                             -------     -------
Investment in financing leases:
     Direct financing leases...............................................   22,063      20,890
     Leveraged leases......................................................    2,867       3,035
                                                                             -------     -------
                                                                              24,930      23,925
                                                                             -------     -------
Total financing receivables................................................  $65,678     $60,995
                                                                             -------     -------
                                                                             -------     -------

     Financing receivables classified as time sales and loans represent transactions with customers in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans acquired on a discount basis carried at gross book value, which includes finance charges. At year-ends 1993 and 1992 commercial and industrial loans included $3,293 million and $5,262 million, respectively, for highly leveraged transactions. Note 8 contains information on commercial airline loans and leases.

     The financing lease operations consist of direct financing and leveraged leases of aircraft, railroad rolling stock, automobiles and other transportation equipment, data processing equipment, medical equipment, and other manufacturing, power generation, mining and commercial equipment and facilities.

     As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, the Corporation is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. The Corporation is also entitled generally to any investment tax credit on leased equipment and to any residual value of leased assets.

     Investments in direct financing and leveraged leases represent unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. Because the Corporation has no general obligation on notes and other instruments representing third-party participation related to leveraged leases, such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The Corporation's share of rentals receivable is subordinate to the share of the other participants who also have a security interest in the leased equipment.

     The Corporation's investment in financing leases at December 31, 1993 and 1992 is shown below.

                                                      DIRECT                                         TOTAL
                                                 FINANCING LEASES       LEVERAGED LEASES       FINANCING LEASES
                                                -------------------    -------------------    -------------------
(In millions)                                    1993        1992       1993        1992       1993        1992
                                                -------     -------    -------     -------    -------     -------
Total minimum lease payments receivable.......  $26,584     $25,390    $11,496     $12,782    $38,080     $38,172
Less principal and interest on third-party
  nonrecourse debt............................       --          --     (8,398)     (9,446)    (8,398)     (9,446)
                                                -------     -------    -------     -------    -------     -------
    Rentals receivable........................   26,584      25,390      3,098       3,336     29,682      28,726
Estimated unguaranteed residual value of
  leased assets...............................    3,323       3,115      1,167       1,237      4,490       4,352
Less: Deferred income(a)......................   (7,844)     (7,615)    (1,398)     (1,538)    (9,242)     (9,153)
                                                -------     -------    -------     -------    -------     -------
      Investment in financing leases..........   22,063      20,890      2,867       3,035     24,930      23,925
Less: Allowance for losses....................     (464)       (481)       (74)        (79)      (538)       (560)
      Deferred taxes arising from financing
      leases..................................   (2,157)     (1,986)    (2,760)     (2,567)    (4,917)     (4,553)
                                                -------     -------    -------     -------    -------     -------
Net investment in financing leases............  $19,442     $18,423    $    33     $   389    $19,475     $18,812
                                                -------     -------    -------     -------    -------     -------
                                                -------     -------    -------     -------    -------     -------

- ---------------
(a) Total financing lease deferred income is net of deferred initial direct costs of $83 million and $73 million for 1993 and 1992, respectively.

     At December 31, 1993, contractual maturities for time sales and loans over the next five years and after are: $16,287 million in 1994; $6,286 million in 1995; $4,350 million in 1996; $4,104 million in 1997; $3,112 million in 1998;
and $7,683 million in 1999 and later -- aggregating $41,822 million. At December 31, 1993, contractual maturities for finance lease rentals receivable over the next five years and after are: $6,417 million in 1994; $5,426 million in 1995; $3,919 million in 1996; $2,570 million in 1997; $1,720 million in 1998; and
$9,630 million in 1999 and later -- aggregating $29,682 million.

     Experience of the Corporation has shown that a portion of receivables will be paid prior to contractual maturity. Accordingly, the contractual maturities of time sales and loans and of rentals receivable shown above are not to be regarded as forecasts of future cash collections.

     GE Capital is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include financial guarantees and letters of credit. GE Capital's exposure to credit loss in the event of nonperformance by the other party to financial guarantees is represented by the contractual amount of those instruments. GE Capital uses the same credit policies and the same collateral requirements in making commitments and conditional obligations as it does for financing transactions. In addition, GE Capital is involved with sales of receivables for which it is contingently liable for credit losses for a percentage of the initial face amount sold. At December 31, 1993 and 1992, the aggregate amount of such financial guarantees were $1,863 million and $1,693 million, respectively, excluding those related to commercial aircraft (see note
8). In connection with the sales of financing receivables, GE Capital received proceeds of $1,105 million in 1993, $1,097 million in 1992 and $2,316 million in 1991. At December 31, 1993 and 1992, $3,045 million and $3,473 million, respectively, of such receivables were outstanding.

     Under arrangements with customers, GE Capital had committed to lend funds of $2,131 million and $1,794 million at December 31, 1993 and 1992, respectively, excluding those related to commercial aircraft (see note 8). Additionally, at December 31, 1993 and 1992, GE Capital was conditionally obligated to advance $2,244 million and $2,236 million, respectively, principally under performance-based standby lending commitments. GE Capital also was obligated for $2,946 million and $2,147 million at year-ends 1993 and 1992, respectively, under standby liquidity facilities related to third-party commercial paper programs, although management believes that the prospects of being required to fund under such standby facilities are remote. Note 12 discusses financial guarantees of insurance affiliates.

     Non-earning consumer time sales and loans, primarily private-label credit card receivables, amounted to $391 million and $444 million at December 31, 1993 and 1992, respectively. A majority of these receivables was subject to various loss-sharing arrangements that provide full or partial recourse to the originating private-label entity. Non-earning and reduced earning receivables other than consumer time sales and loans were $509 million and $934 million at year-ends 1993 and 1992, respectively. Earnings of $11 million and $30 million realized in 1993 and 1992, respectively, were $41 million and $75 million lower than would have been reported had these receivables earned income in accordance with their original terms.

     Additional information regarding financing receivables is included in Management's Discussion of the Corporation's Portfolio Quality on Page 6.

NOTE 6.  ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

The allowance for losses on financing receivables represented 2.63% of total financing receivables at both year-ends 1993 and 1992. The table below shows the activity in the allowance for losses on financing receivables during 1991 through 1993:

    (In millions)                                                  1993       1992       1991
                                                                  ------     ------     ------
    Balance at January 1........................................  $1,607     $1,508     $1,360
    Additions charged to operations.............................     987      1,056      1,102
    Net transfers related to companies acquired and sold........     126         52        135
    Amounts written off -- net..................................    (990)    (1,009)    (1,089)
                                                                  ------     ------     ------
    Balance at December 31......................................  $1,730     $1,607     $1,508
                                                                  ------     ------     ------
                                                                  ------     ------     ------

     Amounts written off in 1993 were approximately 1.46% of average financing receivables outstanding during the year, compared with 1.58% and 1.87% of average financing receivables outstanding during 1992 and 1991, respectively.

NOTE 7.  BROKER -- DEALER POSITIONS

Other receivables and accounts payable include amounts receivable from and payable to brokers and dealers in connection with Kidder, Peabody's normal trading, lending and borrowing of securities. At December 31, 1993 and 1992, amounts consisted of the following:

    (In millions)                                                           1993       1992
                                                                           ------     ------
    Included in other receivables:
      Securities failed to deliver.......................................  $2,315     $  218
      Deposits paid for securities borrowed..............................   1,944      1,976
      Other, principally clearing organizations..........................   3,207        930
                                                                           ------     ------
                                                                           $7,466     $3,124
                                                                           ------     ------
                                                                           ------     ------
    Included in accounts payable:
      Securities failed to receive.......................................  $1,701     $  193
      Deposits received for securities loaned............................   1,390      1,051
      Other, principally clearing organizations..........................     275        100
                                                                           ------     ------
                                                                           $3,366     $1,344
                                                                           ------     ------
                                                                           ------     ------

     Kidder, Peabody, in conducting its normal operations, invests in a wide variety of financial instruments in order to balance its investment positions. Management believes that the most meaningful measure of these positions for a broker-dealer is market value, the value at which the positions are presented in the Statement of Financial Position in accordance with securities industry practices. The following required supplemental disclosures are indicators of the nature and extent of broker-dealer positions and are not intended to portray the much smaller credit or economic risk.

     At December 31, 1993, open commitments to sell mortgage-backed securities amounted to $18,539 million ($17,191 million in 1992); open commitments to purchase mortgage-backed securities amounted to $14,637 million ($13,131 million in 1992); interest rate swap agreements were open for interest on $4,084 million ($6,038 million in 1992); commitments amounting to $10,837 million ($6,711 million in 1992) were open under options written to cover price changes in securities; the face amount of open interest rate futures and forward contracts for currencies as well as money market and other instruments amounted to $30,506 million ($10,936 million in 1992); contracts establishing limits on counterparty exposure to interest rates were outstanding for interest on $1,610 million ($2,722 million in 1992); and firm underwriting commitments for the purchase of stock or debt amounted to $3,311 million ($4,094 million in 1992).

     At December 31, 1993 and 1992, Kidder, Peabody had obtained irrevocable letters of credit of $592 million and $314 million, respectively, from third parties, written in favor of clearing associations to satisfy margin requirements. Kidder, Peabody seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulations and internal policies. Kidder, Peabody monitors customer credit exposure and collateral values on a daily basis and requires additional collateral to be deposited with Kidder, Peabody or returned, when deemed necessary.

NOTE 8.  EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1993 and 1992 are shown in the following table:

    (In millions)                                                         1993        1992
                                                                         -------     -------
    Cost -- aircraft...................................................  $ 3,677     $ 2,850
         -- vehicles...................................................    3,568       2,274
         -- marine shipping containers.................................    2,985       2,584
         -- railroad rolling stock.....................................    1,498       1,478
         -- other......................................................    2,160       2,758
                                                                         -------     -------
                                                                          13,888      11,944
    Accumulated amortization...........................................   (3,238)     (2,549)
                                                                         -------     -------
                                                                         $10,650     $ 9,395
                                                                         -------     -------
                                                                         -------     -------

     Amortization of equipment on operating leases was $1,395 million in 1993, $1,133 million in 1992 and $1,055 million in 1991.

     The Corporation acts as a lender and lessor to commercial enterprises in the airline industry; at December 31, 1993 and 1992, the aggregate amount of such loans, leases and equipment leased to others were $6,776 million and $5,978 million, respectively. In addition, the Corporation had issued financial guarantees and funding commitments of $450 million at December 31, 1993 ($645 million at year-end 1992) and had conditional commitments to purchase aircraft at a cost of $865 million. These purchase commitments are subject to the aircraft having been placed on lease under agreements, and with carriers, acceptable to the Corporation prior to delivery. Included in the Corporation's equipment leased to others at year-end 1993 is $244 million of commercial aircraft off-lease ($94 million in 1992).

NOTE 9.  BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment used at the Corporation's offices throughout the world. Depreciation expense was $235 million for 1993, $202 million for 1992 and $170 million for 1991.

NOTE 10.  OTHER ASSETS

Other assets at December 31, 1993 and 1992 are shown in the table below.

    (In millions)                                                         1993        1992
                                                                         -------     -------
    Assets acquired for resale.........................................  $ 8,141     $ 3,388
    Goodwill...........................................................    2,133       1,841
    Investments in and advances to nonconsolidated affiliates, at
      equity...........................................................    2,079       1,720
    Other intangibles..................................................    1,765       1,062
    Miscellaneous investments..........................................    1,756       2,216
    Deferred insurance acquisition costs...............................      987         720
    Foreclosed real estate properties..................................      213         304
    Other..............................................................    1,121         848
                                                                         -------     -------
                                                                         $18,195     $12,099
                                                                         -------     -------
                                                                         -------     -------

     Accumulated amortization of goodwill and other intangibles was $496 million and $382 million, respectively, at December 31, 1993 and $415 million and $231 million, respectively, at December 31, 1992.

     Miscellaneous investments included $75 million and $275 million at December 31, 1993 and 1992, respectively, of in-substance repossessions at the lower of cost or estimated fair value previously included in financing receivables. Investments in and advances to nonconsolidated affiliates include advances of $1,159 million and $687 million at December 31, 1993 and 1992, respectively.

     The Corporation's mortgage servicing activities include the purchase and resale of mortgages. At December 31, 1993 and 1992, it had open commitments to purchase mortgages totaling $5,935 million and $2,963 million, respectively. Additionally, the Corporation had open commitments to sell mortgages totalling $6,426 million and $1,777 million, at year-ends 1993 and 1992, respectively. At December 31, 1993 and 1992, mortgages sold with full or partial recourse to the Corporation aggregated $2,526 million and $3,876 million, respectively.

NOTE 11.  NOTES PAYABLE

Notes payable at December 31, 1993 totaled $85,888 million, consisting of $85,129 million of senior debt and $759 million of subordinated debt. The composite interest rate for the Corporation's finance activities during 1993 was 4.96% compared with 5.78% for 1992 and 7.46% for 1991. Total short-term notes payable at December 31, 1993 and 1992 consisted of the following:

    (In millions)                                                         1993        1992
                                                                         -------     -------
    Commercial paper...................................................  $46,298     $42,168
    Current portion of long-term debt..................................    6,421       4,300
    Banks..............................................................    4,957       4,516
    Notes with trust departments of banks..............................    1,882       1,659
    Other..............................................................      445         540
                                                                         -------     -------
                                                                         $60,003     $53,183
                                                                         -------     -------
                                                                         -------     -------

     The average daily balance of short-term debt, excluding the current portion of long-term debt, during 1993 was $47,357 million compared with $43,817 million for 1992 and $40,513 million for 1991. The December 31, 1993 balance of $60,003 million was the maximum balance during 1993. The December 31, 1992 balance of $53,183 million was the maximum balance during 1992. The December 27, 1991 balance of $49,604 million was the maximum balance during 1991. The average short-term interest rate, excluding the current portion of long-term debt, for the year 1993 was 3.29%, representing short-term interest expense divided by the average daily balance, compared with 3.93% for 1992 and 6.36% for 1991. On December 31, 1993, 1992 and 1991, average interest rates were 3.59%, 4.20% and 5.20%, respectively, for bank borrowings, 3.39%, 3.57% and 5.12%, respectively, for commercial paper, and 3.10%, 3.54% and 4.90%, respectively, for notes with trust departments of banks.

     Outstanding balances in notes payable after one year at December 31, 1993 and 1992 are as follows.

                                                     WEIGHTED
                                                      AVERAGE                    1993      1992
    (Dollars in millions)                          INTEREST RATE   MATURITIES   AMOUNT    AMOUNT
                                                   -------------   ----------   -------   -------
    Senior notes
      Notes(a)(b)................................       6.03%      1995-2012   $22,042   $18,087
      Zero coupon/deep discount notes............      13.72       1995-2001     1,407     1,578
      Reset or remarketed notes(c)...............       8.39       2007-2018     1,500     1,500
      Floating rate notes(d).....................                  1995-2053       521       496
      Less unamortized discount/premium..........                                 (344)     (464)
                                                                                ------    ------
              Total senior notes.................                               25,126    21,197
                                                                                ------    ------
    Subordinated notes(e)........................       8.12       2006-2012       759       760
                                                                                ------    ------
                                                                               $25,885   $21,957
                                                                                ------   -------
                                                                                ------   -------

- ---------------
(a) At December 31, 1993 and 1992, the Corporation had agreed to exchange currencies and related interest payments on principal amounts equivalent to U.S. $8,101 million and $6,499 million, respectively. At December 31, 1993 and 1992, the Corporation also had entered into interest rate swaps related to interest on $13,224 million and $8,549 million, respectively. To minimize borrowing costs, the Corporation has entered into multiple currency and interest rate agreements for certain notes.

(b) At December 31, 1993 and 1992, counterparties held options under which the Corporation can be caused to execute interest rate swaps associated with interest payments through 1999 on $500 million and $625 million, respectively.

(c) The Corporation will reset interest rates at the end of the initial and each subsequent interest period. At each interest rate-reset date, the Corporation may redeem notes in whole or in part at its option. Current interest periods range from March 1994 to May 1996.

(d) The rate of interest payable on each note is a variable rate based on the commercial paper rate each month. Interest is payable, at the option of the Corporation, either monthly or semiannually.

(e) At December 31, 1993 and 1992, subordinated notes in the amount of $700 million principal were guaranteed by GE Company.

     Long-term borrowing maturities during the next five years, including the current portion of notes payable after one year, are: 1994 -- $6,421 million; 1995 -- $6,204 million; 1996 -- $4,868 million; 1997 -- $2,971 million; and
1998 -- $3,566 million.

     At December 31, 1993 GE Capital had committed lines of credit aggregating $19,045 million with 134 banks, including $6,005 million of revolving credit agreements with 69 banks pursuant to which GE Capital has the right to borrow funds for periods exceeding one year. A total of $4,627 million of these lines were also available for use by GE Capital Services. In addition, at December 31, 1993, approximately $105 million of committed lines of credit were directly available to a foreign affiliate of GE Capital. Also, at December 31, 1993, approximately $3,045 million of GE Company's credit lines were available for use by GE Capital or the Corporation. During 1993 the Corporation did not borrow under any of these credit lines.

     At December 31, 1993 Kidder, Peabody had established lines of credit aggregating $6,058 million of which $3,110 million was available on an unsecured basis. Borrowings from banks were primarily unsecured demand obligations, at interest rates approximating broker call loan rates, to finance inventories of securities and to facilitate the securities settlement process.

     The Corporation compensates banks for credit facilities in the form of fees which were immaterial for the past three years.

NOTE 12.  INSURANCE RESERVES AND ANNUITY BENEFITS

The Corporation adopted SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," during 1993. The principal effect of this Statement was to report reinsurance receivables and prepaid reinsurance premiums, a total of $1,818 million at December 31, 1993, as assets. Such amounts were reported as reductions of insurance reserves at the end of 1992.

     Insurance reserves and annuity benefits represents policyholders' benefits, unearned premiums and provisions for policy losses and benefits relating to insurance and annuity businesses. The related balances at December 31, 1993 and 1992 are as follows:

    (In millions)                                                          1993        1992
                                                                          -------     ------
    Insurance reserves and annuity benefits:
      Annuity benefits..................................................  $ 8,894     $   --
      Other policyholder benefits.......................................    5,862      2,061
      Property and casualty reserves....................................    5,798      3,881
      Financial and mortgage guarantee reserves.........................      607        412
      Unearned premiums.................................................    1,748      1,594
                                                                          -------     ------
                                                                          $22,909     $7,948
                                                                          -------     ------
                                                                          -------     ------

     Financial guarantees, principally FGIC's guarantees on municipal bonds and structured debt issues, amounted to approximately $101.4 billion and $81.3 billion at year-end 1993 and 1992, respectively, before reinsurance of $17.3 billion and $13.7 billion, respectively. Related unearned premiums amounted to $803 million and $571 million at December 31, 1993 and 1992, respectively. As of December 31, 1993 and 1992, reserves for losses and loss adjustment expenses were $96 million and $40 million, respectively.

     The Corporation's mortgage insurance operations underwrite residential mortgage guarantee insurance. Total risk in force aggregated $27.0 billion and $21.3 billion at December 31, 1993 and 1992, respectively; related unearned premiums amounted to $276 million at December 31, 1993 and $236 million at December 31, 1992. Case basis loss reserves and loss adjustment expense reserves are provided in an amount sufficient to pay all estimated losses in the portfolio, including those incurred but not reported. As of December 31, 1993 and 1992, reserves for losses and loss adjustment expenses were $511 million and $372 million, respectively.

     Interest rates credited to annuity contracts in 1993 ranged from 3.7% to 9.7%. For most annuities, interest rates to be credited are redetermined by management on an annual basis.

     The Corporation's Specialty Insurance businesses are involved significantly in the reinsurance business, ceding reinsurance on both a pro-rata and an excess basis. The maximum amount of individual life insurance retained on any one life is $740,000.

     When the Corporation cedes business to third parties, it is not relieved of its primary obligation to policyholders and reinsureds. Consequently, the Corporation establishes allowances for amounts deemed uncollectible due to the failure of reinsurers to honor their obligations. The Corporation monitors both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers.

     The effects of reinsurance on premiums written and earned during 1993, 1992 and 1991 were as follows:

                                           WRITTEN PREMIUMS                 EARNED PREMIUMS
                                     ----------------------------     ----------------------------
                                      1993       1992       1991       1993       1992       1991
                                     ------     ------     ------     ------     ------     ------
    Direct.........................  $1,639     $1,323     $  797     $1,480     $1,154     $  700
    Assumed........................   2,540      2,030      1,794      2,424      1,989      1,739
    Ceded..........................    (223)      (453)      (436)      (207)      (456)      (431)
                                     ------     ------     ------     ------     ------     ------
    Net Premiums...................  $3,956     $2,900     $2,155     $3,697     $2,687     $2,008
                                     ------     ------     ------     ------     ------     ------
                                     ------     ------     ------     ------     ------     ------

     Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $304 million, $525 million and $478 million for the periods ended December 31, 1993, 1992 and 1991, respectively.

NOTE 13.  EQUITY CAPITAL

Equity capital is owned entirely by GE Company. Cash dividends paid were $610 million in 1993 and $500 million in 1992 and $350 million in 1991. In 1992, GE Company contributed to the Corporation the assets of GE Computer Services and the minority interest in Financial Insurance Group. These contributions were reflected as a $155 million ($134 million and $21 million, respectively) addition to the Corporation's additional paid-in capital. Total GE Capital Services preferred stock at both December 31, 1993 and 1992 was $510 million. In the accompanying financial statements, such preferred shares are shown as issued to and held by consolidated affiliates.

     At December 31, 1993 and 1992, the statutory capital and surplus of the Corporation's insurance affiliates totaled $4,829 million and $3,416 million, respectively; amounts available for the payment of dividends without the approval of the insurance regulators totaled $382 million and $322 million, respectively.

     As a securities broker-dealer, Kidder, Peabody is required to maintain a minimum net capital level by the Securities and Exchange Commission. At December 31, 1993, Kidder, Peabody had net capital of $625 million, $583 million in excess of the minimum net capital requirement.

     Other equity at December 31, 1993 and 1992 consisted of:

    (In millions)                                                            1993      1992
                                                                             ----      ----
    Foreign currency translation adjustments..............................   $(92)     $(45)
    Unrealized gains on investment securities--net........................    811        36
                                                                             ----      ----
                                                                             $719      $ (9)
                                                                             ----      ----
                                                                             ----      ----

NOTE 14.  MINORITY INTEREST IN EQUITY OF CONSOLIDATED AFFILIATES

Minority interest in equity of consolidated affiliates includes 8,750 shares of $100 par value variable cumulative preferred stock issued by GE Capital with a liquidation preference value of $875 million. Dividend rates on this preferred stock ranged from 2.33% to 2.79% during 1993 and from 2.44% to 3.49% during 1992.

NOTE 15.  EARNED INCOME

Included in earned income from financing leases were gains on the sale of equipment at lease completion of $145 million in 1993, $126 million in 1992 and $147 million in 1991.

     Noncancelable future rentals due from customers for equipment on operating leases as of December 31, 1993 totaled $6,133 million and are due as follows:
1994, $2,036 million; 1995, $1,455 million; 1996, $879 million; 1997, $458 million; 1998, $316 million and $989 million thereafter.

     Amortization of deferred investment tax credit was $29 million, $26 million and $25 million in 1993, 1992 and 1991, respectively.

     Time sales, loan and investment and other income includes the Corporation's share of earnings from equity investees of $106 million, $72 million and $84 million for 1993, 1992 and 1991, respectively.

NOTE 16.  INTEREST AND DISCOUNT EXPENSES

Interest and discount expenses reported in the Statement of Current and Retained Earnings are net of interest income on temporary investments of excess funds of $42 million for 1993, $48 million for 1992, and $54 million for 1991, and net of capitalized interest of $5 million for 1993, $6 million for 1992 and $8 million for 1991.

     For purposes of computing the ratio of earnings to fixed charges (the "ratio") in accordance with applicable Securities and Exchange Commission instructions, earnings consist of net earnings adjusted for cumulative effect of change in accounting principle, the provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio was
1.42 for 1993, compared with 1.33 for 1992 and 1.25 for 1991.

NOTE 17.  OPERATING AND ADMINISTRATIVE EXPENSES

Employees and retirees of the Corporation and its affiliates are covered under a number of pension, health and life insurance plans. The principal pension plan is the GE Company pension plan, a defined benefit plan, while employees of certain affiliates, including Employers Reinsurance and Kidder, Peabody, are covered under separate plans. The Corporation provides health and life insurance benefits to certain of its retired employees, principally through GE Company's benefit program, as well as through plans sponsored by Employers Reinsurance and Kidder, Peabody and other affiliates. The annual cost to the Corporation of providing these benefits is not material and the net transition obligation arising from the 1991 adoption of the new accounting standard, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension," was not separately determinable, except for the Employers Reinsurance and Kidder, Peabody plans, where the charge to operations aggregated $19 million after a deferred tax benefit of $12 million.

     GE Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," in the second quarter of 1993. The Corporation adopted this standard in conjunction with its parent. This Statement requires that employers expense the costs of postemployment benefits (as distinct from postretirement pension, medical and life insurance benefits) over the working lives of their employees. This change principally affects the Corporation's accounting for severance benefits, which previously were expensed when the severance event occurred. The net transition obligation related to the Corporation's employees covered under GE Company postemployment benefit plans is not separately determinable from the GE Company plans as a whole; accordingly, there is no financial statement impact on the Corporation. The net transition obligation for employees covered under separate plans is not material.

     Rental expense for 1993 aggregating $498 million, compared with $331 million for 1992 and $169 million for 1991, was principally for the rental of office space, data processing equipment and railcars. Minimum future rental commitments under noncancelable leases are: 1994, $404 million; 1995, $364 million; 1996, $340 million; 1997, $319 million; 1998, $296 million and $1,856 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

     Amortization of deferred insurance acquisition costs charged to operations in 1993, 1992 and 1991 was $817 million, $624 million and $377 million, respectively.

NOTE 18.  INCOME TAXES

Income tax provision from operations is summarized in the following table:

    (In millions)                                                  1993      1992      1991
                                                                   ----      ----      -----
    Estimated taxes payable (recoverable).......................   $507      $374      $(192)
    Effect of temporary differences.............................    341       167        555
    Investment tax credit deferred (amortized) -- net...........     (7)       (5)        19
                                                                   ----      ----      -----
                                                                   $841      $536      $ 382
                                                                   ----      ----      -----
                                                                   ----      ----      -----

     GE Company files a consolidated Federal income tax return which includes GE Capital Services. The provisions for estimated taxes payable (recoverable) include the effect of the Corporation and its affiliates on the consolidated tax. Estimated income taxes payable were $144 million and $73 million at December 31, 1993 and 1992, respectively.

     A reconciliation of the Corporation's actual income tax rate to the U.S. Federal statutory rate is shown in the following table:

                                                                     1993      1992      1991
                                                                     ----      ----      -----
    Statutory U.S. Federal income tax rate........................   35.0%     34.0%      34.0%
    Increase (reduction) in rate resulting from:
    Rate increase -- deferred taxes...............................    4.3        --         --
    Tax-exempt income.............................................   (6.8)     (8.1)     (10.1)
    Change in tax-rate assumptions for leveraged leases...........   (1.3)     (2.1)      (2.4)
    State and local taxes.........................................    1.9       1.6        0.9
    Other -- net..................................................   (1.3)      0.9        0.7
                                                                     ----      ----      -----
    Actual income tax rate........................................   31.8%     26.3%      23.1%
                                                                     ----      ----      -----
                                                                     ----      ----      -----

     The tax effects of principal temporary differences are shown in the following table:

    (In millions)                                                        1993         1992
                                                                        -------      -------
    Assets
         Provision for losses........................................   $  (831)     $  (715)
         Insurance reserves..........................................      (370)        (344)
         AMT credit carry forwards...................................        --         (200)
         Other.......................................................    (1,003)        (551)
                                                                        -------      -------
    Total deferred tax assets........................................    (2,204)      (1,810)
                                                                        -------      -------
    Liabilities
         Financing leases............................................     4,917        4,553
         Operating leases............................................       966          811
         Net unrealized gains on securities..........................       437           19
         Tax transfer leases.........................................       340          329
         Other.......................................................       952          967
                                                                        -------      -------
    Total deferred tax liability.....................................     7,612        6,679
                                                                        -------      -------
    Net deferred tax liability.......................................   $ 5,408      $ 4,869
                                                                        -------      -------
                                                                        -------      -------

NOTE 19.  INDUSTRY SEGMENT DATA

Industry segment operating data and identifiable assets for the years 1993, 1992 and 1991 are shown below. Corporate level expenses principally include interest expense related to acquisition debt.

(In millions)                                                     1993         1992         1991
                                                                --------     --------     --------
Earned income:
  Specialty Insurance.........................................  $  4,862     $  3,863     $  2,989
  Consumer Services...........................................     4,062        3,315        3,373
  Equipment Management........................................     3,601        2,756        2,331
  Mid-Market Financing........................................     1,652        1,499        1,440
  Securities Broker-Dealer....................................     4,861        4,022        3,346
  Specialized Financing.......................................     3,084        2,974        2,925
                                                                --------     --------     --------
                                                                  22,122       18,429       16,404
     Corporate................................................        15           11           (5)
                                                                --------     --------     --------
Total earned income...........................................  $ 22,137     $ 18,440     $ 16,399
                                                                --------     --------     --------
                                                                --------     --------     --------
Segment operating profit:
  Specialty Insurance.........................................  $    770     $    641     $    501
  Consumer Services...........................................       695          525          478
  Equipment Management........................................       377          368          381
  Mid-Market Financing........................................       454          352          248
  Securities Broker-Dealer....................................       439          300          119
  Specialized Financing.......................................       201          121          220
                                                                --------     --------     --------
Total segment operating profit................................     2,936        2,307        1,947
  Corporate...................................................      (288)        (272)        (290)
                                                                --------     --------     --------
Earnings before taxes.........................................     2,648        2,035        1,657
Income tax provision..........................................       841          536          382
                                                                --------     --------     --------
Net earnings from operations..................................  $  1,807     $  1,499     $  1,275
                                                                --------     --------     --------
                                                                --------     --------     --------
Identifiable assets at December 31:
  Specialty Insurance.........................................  $ 18,915     $ 14,624     $ 11,812
  Consumer Services...........................................    45,747       24,185       21,913
  Equipment Management........................................    14,277       12,464        9,658
  Mid-Market Financing........................................    14,879       13,647       11,386
  Securities Broker-Dealer....................................    85,009       55,455       41,218
  Specialized Financing.......................................    31,951       31,911       31,597
  Corporate...................................................       952        2,238          230
                                                                --------     --------     --------
Total Assets..................................................  $211,730     $154,524     $127,814
                                                                --------     --------     --------
                                                                --------     --------     --------

NOTE 20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1993 and 1992 are as follows:

                                                                     THREE MONTHS ENDED
                                         ---------------------------------------------------------------------------
                                              MARCH               JUNE              SEPTEMBER           DECEMBER
                                         ---------------     ---------------     ---------------     ---------------
(In millions)                             1993     1992       1993     1992       1993     1992       1993     1992
                                         ------   ------     ------   ------     ------   ------     ------   ------
Earned income..........................  $4,763   $4,301     $5,129   $4,493     $5,919   $4,761     $6,326   $4,885
                                         ------   ------     ------   ------     ------   ------     ------   ------
Expenses:
  Interest and discount................   1,422    1,478      1,585    1,527      1,896    1,521      1,570    1,596
  Operating and administrative
    (including minority interest)......   1,547    1,313      1,601    1,372      1,799    1,583      2,280    1,667
  Insurance losses and policyholder and
    annuity benefits...................     545      443        692      544        809      551      1,126      419
  Provision for losses on financing
    receivables........................     255      251        292      313        200      176        240      316
  Depreciation and amortization of
    buildings and equipment and
    equipment on operating leases......     350      299        376      253        382      388        522      395
                                         ------   ------     ------   ------     ------   ------     ------   ------
Earnings before income taxes...........     644      517        583      484        833      542        588      492
Provision for income taxes.............     193      146        169      137        340      135        139      118
                                         ------   ------     ------   ------     ------   ------     ------   ------
Net earnings...........................  $  451   $  371     $  414   $  347     $  493   $  407     $  449   $  374
                                         ------   ------     ------   ------     ------   ------     ------   ------
                                         ------   ------     ------   ------     ------   ------     ------   ------

NOTE 21.  RESTRICTED NET ASSETS OF AFFILIATES

Various state and foreign regulations require that the Corporation's investment in certain affiliates, without regard to net unrealized after-tax gains on investment securities which were $663 million at December 31, 1993, be maintained at specified minimum levels to provide additional protection for insurance customers, investment certificate holders and passbook savings depositors. At December 31, 1993, such minimum investment levels aggregated approximately $5,700 million.

NOTE 22.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash used or provided in 1993, 1992 and 1991 included interest paid by the Corporation of $6,216 million, $5,907 million and $6,384 million, respectively and income taxes (paid) recovered by the Corporation of $(189) million, $(97) million and $99 million, respectively.

NOTE 23.  FAIR VALUES OF FINANCIAL INSTRUMENTS

As required under generally accepted accounting principles, financial instruments are presented in the accompanying financial statements -- generally at either cost or fair value, based on both the characteristics of and management intentions regarding the instruments. Management believes that the financial statement presentation is the most useful for displaying the Corporation's results. However, SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of an estimate of the fair value of certain financial instruments. These disclosures disregard management intentions regarding the instruments, and therefore, management believes that this information may be of limited usefulness.

     Apart from the Corporation's own borrowings, certain marketable securities and financial instruments of Kidder, Peabody, relatively few of the Corporation's financial instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques indicate values sufficiently diverse that the only practicable disclosure is a range of values. Users of the following data are cautioned that limitations in the estimation techniques may have produced disclosed values different from those that could have been realized at December 31, 1993 or 1992. Moreover, the disclosed values are representative of fair values only as of the dates indicated, inasmuch as interest rates, performance of the economy, tax policies and other variables significantly impact fair valuations. Cash and equivalents, trading securities, reverse repurchase agreements, repurchase agreements and other receivables have been excluded as their carrying amounts and fair values are the same, or approximately the same.

     Values were estimated as follows:

INVESTMENT SECURITIES. Based on quoted market prices or dealer quotes for actively traded securities. Value of other such securities was estimated using quoted market prices for similar securities.

TIME SALES, LOANS AND RELATED PARTICIPATIONS. Based on quoted market prices, recent transactions, market comparables and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

INVESTMENTS IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES. Based on market comparables, recent transactions and/or discounted future cash flows. These equity interests were generally acquired in connection with financing transactions and, for purposes of this disclosure, fair values were estimated.

OTHER FINANCIAL INSTRUMENTS. Based on recent comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

BORROWINGS. Based on quoted market prices or market comparables. Fair values of interest rate and currency swaps on borrowings are based on quoted market prices and include the effects of counterparty creditworthiness.

ANNUITY BENEFITS. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender value for single premium deferred annuities.

FINANCIAL GUARANTIES OF INSURANCE AFFILIATES. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

     The carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 1993 and 1992 are as follows:

                                                      1993                            1992
                                          ----------------------------    ----------------------------
                                          CARRYING        ESTIMATED       CARRYING        ESTIMATED
ASSETS (LIABILITIES)                       AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
- --------------------                      --------     ---------------    --------     ---------------
(In millions)
Investment securities...................  $ 26,792         $26,792        $ 11,224         $11,634
Time sales, loans and related
  participations........................    39,678      41,410-40,685       36,131      37,420-36,240
Investments in and advances to non-
  consolidated affiliates...............     2,079       2,830-2,635         1,720       2,295-2,180
Other financial instruments.............     6,045       6,085-5,960         2,430       2,545-2,405
Annuity benefits........................    (8,894)        (8,660)              --           --
Borrowings(a) (b).......................   (85,888)       (87,020)         (75,140)       (76,400)
Financial guaranties of insurance
  affiliates............................    (1,312)      (135)-(220)        (1,036)        200-55

- ---------------
(a) Swap contracts are integral to the Corporation's goal of achieving the lowest borrowing costs for particular funding strategies. The above fair values of borrowings include fair values of associated interest rate and currency swaps. At December 31, 1993, the approximate settlement values of the Corporation's swaps were $340 million. Without such swaps, estimated fair values of the Corporation's borrowings would have been $86,680 million. Approximately 90% of the notional amount of swaps outstanding at December 31, 1993, was with counterparties having credit ratings of Aa/AA or better.

(b) Proceeds from borrowings are invested in a variety of activities, including both financial instruments, shown in the preceding table, as well as leases, for which fair value disclosures are not required. When evaluating the extent to which estimated fair value of borrowings exceeds the related carrying amount, users should consider that the fair value of the fixed payment stream for long-term leases would increase as well.

NOTE 24.  GEOGRAPHIC SEGMENT INFORMATION

     Geographic segment operating data and total assets for the years 1993, 1992, and 1991 are as follows:

                                                   EARNED INCOME                  OPERATING PROFIT
                                           ------------------------------     ------------------------
(In millions)                                1993       1992       1991        1993     1992     1991
                                           --------   --------   --------     ------   ------   ------
United States............................  $ 19,290   $ 16,233   $ 14,973     $2,359   $1,790   $1,500
Other areas of the world.................     2,847      2,207      1,426        289      245      157
                                           --------   --------   --------     ------   ------   ------
  Total..................................  $ 22,137   $ 18,440   $ 16,399     $2,648   $2,035   $1,657
                                           --------   --------   --------     ------   ------   ------
                                           --------   --------   --------     ------   ------   ------

                                                    TOTAL ASSETS
                                           ------------------------------
(In millions)                                1993       1992       1991
                                           --------   --------   --------
United States............................  $189,758   $140,483   $119,129
Other areas of the world.................    21,972     14,041      8,685
                                           --------   --------   --------
  Total..................................  $211,730   $154,524   $127,814
                                           --------   --------   --------
                                           --------   --------   --------

     U.S. amounts were derived from the Corporation's operations located in the U.S. The Corporation manages its exposure to currency movements by committing to future exchanges of currencies at specified prices and dates. Commitments outstanding at December 31, 1993 and 1992, were $1,833 million and $2,084 million, respectively, excluding Kidder, Peabody.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    Omitted

ITEM 11.  EXECUTIVE COMPENSATION.

                                    Omitted

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                    Omitted

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    Omitted

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.   FINANCIAL STATEMENTS
         Included in Part II of this report:
           Independent Auditors' Report
           Statement of Current and Retained Earnings for each of the years in the three-year period ended December 31, 1993
           Statement of Financial Position at December 31, 1993 and 1992 Statement of Cash Flows for each of the years in the three-year period ended December 31, 1993
           Notes to Financial Statements

(a) 2.   FINANCIAL STATEMENT SCHEDULES
          III.  Condensed financial information of registrant.

        All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a) 3. EXHIBIT INDEX

     The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the Securities and Exchange Commission.

     EXHIBIT
     NUMBER                                  DESCRIPTION

     3 (i)             A complete copy of the Certificate of Incorporation of
                         the Corporation as last amended on February 10, 1993 and currently in effect.

     3 (ii)            A complete copy of the By-Laws of the Corporation as
                         last amended on January 4, 1994 and currently in effect.

     4 (iii)           Agreement to furnish to the Securities and Exchange
                         Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

    12                 Computation of ratio of earnings to fixed charges.

    23(ii)             Consent of KPMG Peat Marwick.

    24                 Power of Attorney

    99                 Income Maintenance Agreement dated March 28, 1991 be-
                         tween General Electric Company and General Electric Capital Corporation. (Incorporated by reference to Exhibit 28 of the Corporation's Form 10-K Report for the year ended December 31, 1992).


(b)    REPORTS ON FORM 8-K

     None.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.

                   CONDENSED STATEMENT OF FINANCIAL POSITION

(In millions)                                                                   DECEMBER 31,
                                                                            --------------------
                                                                             1993         1992
                                                                            -------      -------
                                             ASSETS
Cash and equivalents.....................................................   $   100      $     3
Investment securities....................................................       100           --
Receivables -- net.......................................................        --           26
Investment in and advances to consolidated affiliates....................    13,748       11,646
                                                                            -------      -------
Total assets.............................................................   $13,948      $11,675
                                                                            -------      -------
                                                                            -------      -------
                                     LIABILITIES AND EQUITY
Notes payable within one year............................................   $ 2,340      $ 1,989
Accounts and drafts payable..............................................       211          238
Other liabilities........................................................        78           54
                                                                            -------      -------
     Total liabilities...................................................     2,629        2,281
                                                                            -------      -------
Cumulative preferred stock, $10,000 par value (80,000 shares authorized;
  51,000 shares issued and held by consolidated affiliates at December
  31, 1993 and 1992).....................................................       510          510
Common stock, $10,000 par value (101 shares authorized and
  outstanding)...........................................................         1            1
Additional paid-in capital...............................................     1,877        1,877
Retained earnings........................................................     8,212        7,015
Other....................................................................       719           (9)
                                                                            -------      -------
     Total equity........................................................    11,319        9,394
                                                                            -------      -------
Total liabilities and equity.............................................   $13,948      $11,675
                                                                            -------      -------
                                                                            -------      -------

See Notes to Condensed Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                                                      YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
(In millions)                                                      1993         1992         1991
                                                                  ------       ------       ------
Earned income..................................................   $   --       $   --       $   --
                                                                  ------       ------       ------
Expenses
  Interest and discount........................................       91           77          133
  Operating and administrative.................................      211          185          122
                                                                  ------       ------       ------
Loss before equity in earnings from operations of consolidated affiliates, income taxes and cumulative effect of change in
  accounting principle.........................................     (302)        (262)        (255)
Income tax benefit.............................................       87           67           71
Cumulative effect to January 1, 1991 of change in accounting
  principle for postretirement benefits other than pensions....       --           --          (19)
Net earnings from operations of consolidated affiliates........    2,022        1,694        1,459
                                                                  ------       ------       ------
Net earnings...................................................    1,807        1,499        1,256
Cash dividends paid............................................     (610)        (500)        (350)
Retained earnings at January 1.................................    7,015        6,016        5,110
                                                                  ------       ------       ------
Retained earnings at December 31...............................   $8,212       $7,015       $6,016
                                                                  ------       ------       ------
                                                                  ------       ------       ------

See Notes to Condensed Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                                       -------------------------
(In millions)                                                          1993      1992      1991
                                                                       -----     -----     -----
CASH FLOWS FROM OPERATING ACTIVITIES.................................  $ 412     $ 387     $ 433
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in investment in and advances to consolidated affiliates....     18        --      (236)
  Net change in investment securities................................   (100)       41        34
  Net change in other receivables....................................     26       (25)       12
                                                                       -----     -----     -----
  Cash provided by (used by) investing activities....................    (56)       16      (190)
                                                                       -----     -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in borrowings (less than 90-day maturities).............    351        99        43
  Preferred stock issued.............................................     --        --        50
  Cash dividends paid................................................   (610)     (500)     (350)
                                                                       -----     -----     -----
  Cash used by financing activities..................................   (259)     (401)     (257)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR..........     97         2       (14)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR............................      3         1        15
                                                                       -----     -----     -----
CASH AND EQUIVALENTS AT END OF YEAR..................................  $ 100     $   3     $   1
                                                                       -----     -----     -----
                                                                       -----     -----     -----

See Notes to Condensed Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

  SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONCLUDED)

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

INCOME TAX BENEFIT

     GE Company files a consolidated Federal income tax return which includes GE Capital Services. Income tax benefit includes the effect of the Corporation on the consolidated income tax.

DIVIDENDS FROM AFFILIATES

     In 1993 and 1992, GE Capital Services received dividends of $150 million and $200 million, respectively, from Employers Reinsurance and $460 million and $300 million, respectively, from GE Capital.

                                                                  EXHIBIT 4(iii)

                                                                  March 22, 1994

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Subject: General Electric Capital Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1993 -- File No. 0-14804

Dear Sirs:

     Neither General Electric Capital Services, Inc. (the "Corporation") nor any of its subsidiaries has outstanding any instrument with respect to its long-term debt under which the total amount of securities authorized exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K (17 CFR sec. 229.601), the Corporation hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument which defines the rights of holders of such long-term debt.

                            Very truly yours,

                                GENERAL ELECTRIC CAPITAL SERVICES, INC.


                                By: /s/ J. A. PARKE
                                    ---------------------------------------
                                    J. A. Parke,
                                    Senior Vice President, Finance

                                                                      EXHIBIT 12

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.
                          AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                  YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------
(Dollar amounts in millions)                            1993      1992      1991      1990      1989
                                                       ------    ------    ------    ------    ------
Net earnings........................................   $1,807    $1,499    $1,256    $1,094    $  927
Provision for income taxes..........................      841       536       382       301       211
Minority interest...................................      134        40        33        41        46
Cumulative effect to January 1, 1991 of change in
  accounting principle for postretirement benefits
  other
  than pensions.....................................       --        --        19        --        --
                                                       ------    ------    ------    ------    ------
Earnings before income taxes, minority interest and
  cumulative effect of change in accounting
  principle.........................................    2,782     2,075     1,690     1,436     1,184
                                                       ------    ------    ------    ------    ------
Fixed charges:
  Interest and discount.............................    6,519     6,176     6,598     6,598     6,085
  One-third of rentals..............................      166       110        56        53        45
                                                       ------    ------    ------    ------    ------
Total fixed charges.................................    6,685     6,286     6,654     6,651     6,130
                                                       ------    ------    ------    ------    ------
Less interest capitalized, net of amortization......        4         6         7        19        11
                                                       ------    ------    ------    ------    ------
Earnings before income taxes, minority interest and
  cumulative effect of change in accounting
  principle, plus fixed charges.....................   $9,463    $8,355    $8,337    $8,068    $7,303
                                                       ------    ------    ------    ------    ------
                                                       ------    ------    ------    ------    ------
Ratio of earnings to fixed charges..................     1.42      1.33      1.25      1.21      1.19
                                                       ------    ------    ------    ------    ------
                                                       ------    ------    ------    ------    ------

                                                                  EXHIBIT 23(ii)

To the Board of Directors
General Electric Capital Services, Inc.

     We consent to incorporation by reference in the Registration Statement on Form S-3 (No. 33-7348) of General Electric Capital Services, Inc. of our report dated February 11, 1994, relating to the statement of financial position of General Electric Capital Services, Inc. and consolidated affiliates as of December 31, 1993 and 1992 and the related statements of current and retained earnings and cash flows and related schedules for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993 annual report on Form 10-K of General Electric Capital Services, Inc. Our report refers to a change in 1993 in the method of accounting for certain investments in securities.



/s/ KPMG PEAT MARWICK

Stamford, Connecticut
March 23, 1994

                                                                      EXHIBIT 24
                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Services, Inc., a Delaware corporation (the "Corporation"), hereby constitutes and appoints Gary C. Wendt, James A. Parke, John P. Malfettone and Burton J. Kloster, Jr., and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1993, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 23rd day of March, 1994.

/s/ GARY C. WENDT                             /s/ JAMES A. PARKE
- ----------------------------------------      ---------------------------------
Gary C. Wendt,                                James A. Parke,
Chairman of the Board,                        Senior Vice President, Finance
President and Chief Executive Officer         (Principal Financial Officer)
(Principal Executive Officer)


                             /s/ JOHN P. MALFETTONE
                             ----------------------------------
                             John P. Malfettone
                             Vice President and Comptroller
                             (Principal Accounting Officer)


/s/ KAJ AHLMANN                               /s/ BENJAMIN W. HEINEMAN, JR.
- ----------------------------------------      --------------------------------------
Kaj Ahlmann, Director                         Benjamin W. Heineman, Jr., Director

/s/ NIGEL D. T. ANDREWS                       /s/ MICHAEL D. LOCKHART
- ----------------------------------------      --------------------------------------
Nigel D. T. Andrews, Director                 Michael D. Lockhart, Direcotr

/s/ JAMES R. BUNT                             /s/ HUGH J. MURPHY
- ----------------------------------------      --------------------------------------
James R. Bunt, Director                       Hugh J. Murphy, Director

                                              /s/ DENIS J. NAYDEN
- ----------------------------------------      --------------------------------------
Michael A. Carpenter, Director                Denis J. Nayden, Director

/s/ DENNIS D. DAMMERMAN                       /s/ JOHN M. SAMUELS
- ----------------------------------------      --------------------------------------
Dennis D. Dammerman, Director                 John M. Samuels, Director

/s/ PAOLO FRESCO                              /s/ EDWARD D. STEWART
- ----------------------------------------      --------------------------------------
Paolo Fresco, Director                        Edward D. Stewart, Director

/s/ DALE F. FREY                              /s/ JOHN F. WELCH, JR.
- ----------------------------------------      --------------------------------------
Dale F. Frey, Director                        John F. Welch, Jr., Director


A MAJORITY OF THE BOARD OF DIRECTORS

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       GENERAL ELECTRIC CAPITAL SERVICES, INC.


    March 23, 1994     By:          /s/ GARY C. WENDT
                           -------------------------------------------
                                        (GARY C. WENDT)
                                           President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                SIGNATURE                                 TITLE                        DATE
                ---------                                 -----                        ----
          /s/ GARY C. WENDT                  Chairman of the Board,               March 23, 1994
- ----------------------------------------     President and Chief Executive
             (GARY C. WENDT)                 Officer (Principal Executive Of-
                                             ficer)

           /s/ JAMES A. PARKE                Senior Vice President, Finance       March 23, 1994
- ----------------------------------------     (Principal Financial Officer)
             (JAMES A. PARKE)

         /s/ JOHN P. MALFETTONE              Vice President and Comptroller       March 23, 1994
- ----------------------------------------     (Principal Accounting Officer)
           (JOHN P. MALFETTONE)

               KAJ AHLMANN                   Director

           NIGEL D. T. ANDREWS               Director

              JAMES R. BUNT                  Director

           DENNIS D. DAMMERMAN               Director

               PAOLO FRESCO                  Director

               DALE F. FREY                  Director

        BENJAMIN W. HEINEMAN, JR.            Director       /s/ JOHN P. MALFETTONE
                                                         -----------------------------
                                                             (JOHN P. MALFETTONE)
           MICHAEL D. LOCKHART               Director          Attorney-in-fact

              HUGH J. MURPHY                 Director
                                                                March 23, 1994
             DENIS J. NAYDEN                 Director

             JOHN M. SAMUELS                 Director

            EDWARD D. STEWART                Director

            JOHN F. WELCH, JR.               Director

A majority of the Board of Directors

                               INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
  EXHIBIT                                                                              NUMBERED
   NUMBER                                   DESCRIPTION                                  PAGE
  --------                                  -----------                               ----------
   3 (i)        A complete copy of the Certificate of Incorporation of the
                  Corporation as last amended on February 10, 1993 and currently in effect.
   3 (ii)       A complete copy of the By-Laws of the Corporation as last amended on
                  January 4, 1994 and currently in effect.
   4 (iii)      Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.
  12            Computation of ratio of earnings to fixed charges.
  23 (ii)       Consent of KPMG Peat Marwick.
  24            Power of Attorney
  99            Income Maintenance Agreement dated March 28, 1991 between General
                  Electric Company and General Electric Capital Corporation.
                  (Incorporated by reference to Exhibit 28 of the Corporation's Form
                  10-K Report for the year ended December 31, 1992).