Form 10-Q
period 1994-04-02
GENERAL ELECTRIC CAPITAL SERVICES INC/
filed 1994-05-11
CIK 797463

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                          ---------------------------
                                   FORM 10-Q
                          ---------------------------
          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1994
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                   -------TO
                                    -------
                          ---------------------------

                         COMMISSION FILE NUMBER 0-14804
                          ---------------------------

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                06-1109503
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)
     260 LONG RIDGE ROAD, STAMFORD,                        06927
                CONNECTICUT
(Address of principal executive offices)                (Zip Code)
                                  (203) 357-4000
               (Registrant's telephone number, including area code)

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At April 20, 1994, 101 shares of common stock with a par value of $10,000 were outstanding.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I -- FINANCIAL INFORMATION.
  Item 1. Financial Statements.                                                  1
  Item 2. Management's Discussion and Analysis of Results of Operations.         5
  Exhibit 12. Computation of Ratio of Earnings to Fixed Charges.                 8
PART II -- OTHER INFORMATION.
  Item 1. Legal Proceedings.                                                     9
  Item 2. Changes in Securities.                                                 9
  Item 3. Defaults Upon Senior Securities.                                       9
  Item 4. Submission of Matters to a Vote of Security Holders.                   9
  Item 5. Other Information.                                                     9
  Item 6. Exhibits and Reports on Form 8-K.                                      9
  Signatures.                                                                   10
  Index to Exhibits.                                                            11

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                  (Unaudited)

                                                                       FOR THE THREE MONTHS ENDED
                                                                       --------------------------
                                                                       APRIL 2,         MARCH 27,
                            (In millions)                                1994             1993
                                                                       --------         ---------
EARNED INCOME                                                           $ 5,793          $ 4,763
                                                                       --------         ---------
EXPENSES
Interest                                                                  2,191            1,422
Operating and administrative                                              1,902            1,528
Insurance losses and policyholder and annuity benefits                      693              545
Provision for losses on financing receivables                               170              255
Depreciation and amortization of buildings and equipment and
  equipment on operating leases                                             394              350
Minority interest in net earnings of consolidated affiliates                 24               19
                                                                       --------         ---------
                                                                          5,374            4,119
                                                                       --------         ---------
EARNINGS
Earnings before income taxes                                                419              644
Provision for income taxes                                                   89              193
                                                                       --------         ---------
NET EARNINGS                                                                330              451
Cash dividends paid                                                        (187)            (150)
Retained earnings at beginning of period                                  8,212            7,015
                                                                       --------         ---------
RETAINED EARNINGS AT END OF PERIOD                                      $ 8,355          $ 7,316
                                                                       --------         ---------
                                                                       --------         ---------

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                        APRIL 2,      DECEMBER 31,
                                                                          1994            1993
                            (In millions)                              -----------    ------------
                                                                       (UNAUDITED)
ASSETS
Cash and equivalents                                                    $   1,235       $  1,682
Trading securities                                                         33,731         30,165
Investment securities                                                      25,030         26,792
Securities purchased under agreements to resell                            60,068         43,463
Financing receivables:
  Time sales and loans, net of deferred income                             41,989         40,748
  Investment in financing leases, net of deferred income                   25,794         24,930
                                                                       -----------    ------------
                                                                           67,783         65,678
  Allowance for losses on financing receivables                            (1,786)        (1,730)
                                                                       -----------    ------------
     Financing receivables--net                                            65,997         63,948
Other receivables--net                                                     15,196         15,799
Equipment on operating leases (at cost), less accumulated
  amortization of $3,439 and $3,238                                        11,337         10,650
Other assets                                                               18,076         19,231
                                                                       -----------    ------------
TOTAL ASSETS                                                            $ 230,670       $211,730
                                                                       -----------    ------------
                                                                       -----------    ------------
LIABILITIES AND EQUITY
Notes payable within one year                                           $  61,105       $ 60,003
Senior notes payable after one year                                        26,186         25,126
Subordinated notes payable after one year                                     759            759
Securities sold under agreements to repurchase                             63,470         56,669
Securities sold but not yet purchased--at market                           25,152         15,332
Insurance reserves and annuity benefits                                    22,862         22,909
Other liabilities                                                          14,606         13,414
Deferred income taxes                                                       4,925          5,408
                                                                       -----------    ------------
  Total liabilities                                                       219,065        199,620
                                                                       -----------    ------------
Minority interest                                                           1,534          1,301
                                                                       -----------    ------------
Capital stock                                                                   1              1
Additional paid-in capital                                                  1,877          1,877
Retained earnings                                                           8,355          8,212
Other                                                                        (162)           719
                                                                       -----------    ------------
  Total equity                                                             10,071         10,809
                                                                       -----------    ------------
TOTAL LIABILITIES AND EQUITY                                            $ 230,670       $211,730
                                                                       -----------    ------------
                                                                       -----------    ------------

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                      FOR THE THREE MONTHS ENDED
                                                                      ---------------------------
                                                                      APRIL 2,         MARCH 27,
                           (In millions)                                1994              1993
                                                                      --------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                          $    330          $    451
Adjustments to reconcile net earnings to cash provided from (used for)
  operating activities:
  Provision for losses on financing receivables                            170               255
  Depreciation and amortization of buildings and equipment and
     equipment on operating leases                                         394               350
  Increase in securities activities of broker-dealer-net                (3,551)             (943)
  Other--net                                                             1,926               487
                                                                      --------         ----------
     Cash provided from (used for) operating activities                   (731)              600
                                                                      --------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers                                          (6,387)           (6,738)
Principal collections from customers                                     5,412             6,705
Net change in credit card receivables                                      247               627
Investment in assets on financing leases                                (1,348)           (1,215)
Principal collections on financing leases                                1,176             1,638
Buildings and equipment, and equipment on operating
  leases -- additions                                                     (898)             (722)
         -- dispositions                                                    42               299
Payments for principal businesses purchased,
  net of cash acquired                                                    (565)               --
Purchases of investment securities by insurance and annuity
  affiliates                                                            (2,283)           (1,786)
Dispositions and maturities of investment securities by insurance
  and annuity affiliates                                                 2,371             1,315
Other                                                                    1,084             1,602
                                                                      --------         ----------
  Cash provided from (used for) investing activities                    (1,149)            1,725
                                                                      --------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities)                     857            (3,736)
Newly issued debt -- short-term (91-365 days)                              762               846
                    -- long-term senior                                  3,428             2,147
Repayments and other reductions -- short-term                           (3,194)           (1,748)
                                    -- long-term senior                   (286)             (156)
Proceeds from sales of investment and annuity contracts                    146                --
Redemption of investment and annuity contracts                            (234)               --
Principal payments -- non-recourse, leveraged lease debt                   (99)              (97)
Proceeds -- non-recourse, leveraged lease debt                              --                35
Dividends paid to share owner                                             (187)             (150)
Issuance of preferred stock by consolidated affiliate                      240                --
                                                                      --------         ----------
  Cash provided from (used for) financing activities                     1,433            (2,859)
                                                                      --------         ----------
DECREASE IN CASH AND EQUIVALENTS                                          (447)             (534)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                              1,682             1,940
                                                                      --------         ----------
CASH AND EQUIVALENTS AT END OF PERIOD                                 $  1,235          $  1,406
                                                                      --------         ----------
                                                                      --------         ----------

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Services, Inc. ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of April 2, 1994, the statement of cash flows for the three-month interim periods ended April 2, 1994, and March 27, 1993, and the results of operations for the three-month interim periods ended April 2, 1994, and March 27, 1993, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and footnotes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three months ended April 2, 1994, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges for the three months ended April 2, 1994, was 1.20. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals.

4. First quarter 1994 net earnings included a $210 million ($350 million pretax) charge resulting from the discovery of an irregular scheme engaged in by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary within the Corporation's securities broker-dealer business, Kidder, Peabody Group Inc. (Kidder, Peabody). Approximately $139 million of the charge related to periods prior to 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     Net earnings for the first quarter of 1994 were $330 million, a $121 million decrease from the first quarter of 1993. First quarter 1994 net earnings included a $210 million ($350 million pretax) charge resulting from the discovery of an irregular scheme engaged in by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary within the Corporation's securities broker-dealer business, Kidder, Peabody Group Inc. (Kidder, Peabody). Approximately $139 million of the charge related to periods prior to 1994. The scheme had the effect of recording fictitious unrealized net profits which exceeded certain actual losses, thereby misrepresenting the real operating results of certain U.S. government securities trading activities. The scheme was conducted within Kidder, Peabody and did not involve any customer or counterparty. Kidder, Peabody reported the discovery of this scheme to the Securities and Exchange Commission and the New York Stock Exchange, and is fully cooperating with related investigations. In addition, Kidder, Peabody has commenced its own comprehensive investigation into the matter, led by outside counsel, to recommend steps to prevent recurrence.

     The aforementioned $210 million one-time charge was partially offset by higher earnings from the Corporation's financing businesses reflecting a higher average level of invested assets and reduced provisions for losses on highly leveraged transaction (HLT) investments.

OPERATING RESULTS

     EARNED INCOME during the first quarter of 1994 increased $1,030 million (22%) over the same period last year.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $621 million (23%) over the comparable prior year period principally reflecting a higher average level of invested assets resulting from both origination volume and acquisitions of portfolios and businesses. Approximately $230 million of the increase was generated by the Corporation's annuity business formed through two acquisitions during the second and third quarters of 1993. Earned income from the Corporation's specialty insurance businesses increased $63 million (6%) over the 1993 first quarter principally reflecting growth in premium and investment income in the private mortgage insurance business. Revenues of the securities broker-dealer business were up $347 million despite the aforementioned one-time pretax charge to revenue of $350 million, principally reflecting higher investment income associated with higher average securities positions.

     INTEREST EXPENSE for the first quarter of 1994 increased $769 million (54%) over last year's comparable period. The increase reflected the effects of additional borrowings required to finance the higher level of invested assets in both the securities broker-dealer and financing businesses. The composite interest rate incurred on borrowings for the first quarter of 1994 was 4.89%, compared with 4.85% for the first quarter of 1993.

     OPERATING AND ADMINISTRATIVE EXPENSE increased 25% to $1,902 million in the first quarter of 1994, compared with the first quarter of 1993. This increase reflected operating costs associated with the higher level of assets in the Corporation's financing businesses and portfolios acquired over the past year, as well as the higher volume of securities broker-dealer activity.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS were $693 million for the first quarter of 1994, a 27% increase over the first quarter of 1993, principally as a result of annuity benefits credited to customers of the annuity business which was acquired in 1993.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES during the first quarter of 1994 was $170 million, $85 million (33%) lower than during the comparable prior year period, principally reflecting lower provisions for losses on HLT receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).
     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES was $394 million in the first quarter of 1994, $44 million higher than in the first quarter of 1993, reflecting higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

     PROVISION FOR INCOME TAXES for the first quarter of 1994 was $89 million (an effective tax rate of 21%) compared with $193 million (30%) for the comparable prior year period. The decrease in the provision for income taxes reflects the reduction in earnings before income taxes, partially offset by the 1% increase in the federal income tax rate. The lower effective tax rate was primarily attributable to a higher relative proportion of tax-exempt income in relation to earnings before income taxes which were reduced because of the aforementioned Kidder, Peabody pretax charge.

PORTFOLIO QUALITY

     Financing revenues are directly related to the largest financing asset, the portfolio of financing receivables. The portfolio, net of reserves, aggregated $66.0 billion at April 2, 1994, an increase of $2.1 billion (3%) from year-end 1993. Related reserves were $1.8 billion (2.63% of receivables -- the same level as at the end of 1993) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows.

     CONSUMER LOANS RECEIVABLE, primarily retailer and auto, were $17.6 billion at April 2, 1994, an increase of $0.3 billion from the end of 1993. The Corporation's investment in consumer auto finance lease receivables was $6.1 billion at April 2, 1994, compared with $5.6 billion at December 31, 1993. Nonearning receivables were $384 million at April 2, 1994, compared with $391 million at December 31, 1993. The provision for losses on retailer and auto financing receivables was $113 million for the first quarter of 1994, approximately the same as for the first quarter of 1993.

     COMMERCIAL REAL ESTATE LOANS classified as financing receivables by the Commercial Real Estate business were $11.3 billion at April 2, 1994, compared with $10.9 billion at December 31, 1993. In addition, the investment portfolio of the Corporation's annuity business included approximately $1.1 billion of commercial property loans. Commercial Real Estate's portfolio also included $2.4 billion of assets purchased from the Resolution Trust Corporation (RTC) and other institutions for resale and $1.4 billion of investments in real estate joint ventures, both of which are included in other assets. Commercial Real Estate's foreclosed properties decreased to $84 million at April 2, 1994, from $110 million at December 31, 1993. Nonearning and reduced earning receivables declined to $218 million at April 2, 1994, from $272 million at the end of 1993. Loss provisions for Commercial Real Estate loans and investments were $56 million for the first quarter of 1994, compared with $22 million for the first quarter of 1993 reflecting higher write-offs in the first quarter of 1994, compared with the first quarter of 1993.

     HLT PORTFOLIO INVESTMENTS classified as financing receivables totaled $3.0 billion at April 2, 1994, a decrease of $0.3 billion from the end of 1993. The April 2, 1994, balance of amounts that had been written down to estimated fair value and carried in other assets aggregated $536 million, net of allowances, a decrease of $8 million from the end of 1993. Nonearning and reduced earning receivables were $139 million at April 2, 1994, the same as at year-end 1993. As a result of a stronger economic climate and successful past actions, loss provisions for HLT investments were insignificant during the first quarter of 1994. Such provisions were $145 million in the first quarter of 1993, comprised of $114 million of receivable loss provisions and $31 million of loss provisions for other investments.

     OTHER FINANCING RECEIVABLES relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables in these portfolios were $97 million at April 2, 1994, compared with $98 million at the end of 1993.

     The Corporation's aggregate loans and leases to commercial airlines at April 2, 1994, increased to approximately $6.9 billion from the December 31, 1993, balance of approximately $6.8 billion, principally as a result of increased equipment on operating leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).
OTHER MATTERS

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1993, and designated all of its investment securities as available-for-sale at both December 31, 1993, and April 2, 1994. Under SFAS No. 115, unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in a separate component of equity. Equity included net unrealized gains of $812 million at December 31, 1993, and net unrealized losses of $76 million at April 2, 1994. This change principally reflected the adverse effects of rising interest rates during the first quarter of 1994 on the fair value of fixed income investments held by the Corporation's annuity and insurance affiliates. SFAS No. 115 does not provide for recording liabilities of these affiliates at fair value, which would have the opposite effect in a rising interest rate environment. Such affiliates purchase securities with specific maturities considering many factors, including the expected timing and amounts of future payments for annuity and policyholder benefits and insurance losses.

     As 1994 progresses, management continues to believe that the diversity and strength of the Corporation's assets, along with vigilant attention to risk management, positions it to deal effectively with a changing global economic environment.

                                                                      EXHIBIT 12

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                  (Unaudited)

                                                                             THREE MONTHS ENDED
                       (Dollar amounts in millions)                            APRIL 2, 1994
                                                                             ------------------
Net earnings                                                                       $  330
Provision for income taxes                                                             89
Minority interest in net earnings of consolidated affiliates                           24
                                                                                  -------
Income before provision for income taxes and minority interest                        443
                                                                                  -------
Fixed charges:
  Interest                                                                          2,206
  One-third of rentals                                                                 43
                                                                                  -------
Total fixed charges                                                                 2,249
Less capitalized interest, net of amortization                                          2
                                                                                  -------
Earnings before provision for income taxes and minority interest plus fixed
  charges                                                                          $2,690
                                                                                  -------
                                                                                  -------
Ratio of earnings to fixed charges                                                   1.20
                                                                                  -------
                                                                                  -------

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Corporation is not involved in any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

     Omitted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. EXHIBITS.

        Exhibit 12. Computation of ratio of earnings to fixed charges.

     b. REPORTS ON FORM 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                                   (Registrant)

Date:  May 10, 1994                  By /s/  J. A. PARKE
                                             -------------------------------------------------
                                               J. A. Parke, Senior Vice President, Finance
                                               (Principal Financial Officer)


Date:  May 10, 1994                  By /s/  J. P. MALFETTONE
                                             -------------------------------------------------
                                               J. P. Malfettone, Vice President and Comptroller
                                               (Principal Accounting Officer)

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                  PAGE NO.
- - -----------                                                                  --------
 12             Computation of ratio of earnings to fixed charges                8