Form 10-Q
period 1994-07-02
GENERAL ELECTRIC CAPITAL SERVICES INC/
filed 1994-08-15
CIK 797463

                               TABLE OF CONTENTS

                                                                                PAGE
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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                  (Unaudited)

                                            FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                          ------------------------------     ------------------------------
(In millions)                             JULY 2, 1994     JUNE 26, 1993     JULY 2, 1994     JUNE 26, 1993
                                          ------------     -------------     ------------     -------------
EARNED INCOME                                $6,023            $5,129           $11,816           $9,892
                                             ------            ------           -------           ------
EXPENSES
Interest                                      2,153             1,585             4,344            3,007
Operating and administrative                  1,775             1,575             3,677            3,103
Insurance losses and policyholder and
  annuity benefits                              779               692             1,472            1,237
Provision for losses on financing
  receivables                                   251               292               421              547
Depreciation and amortization of
  buildings and equipment and equipment
  on operating leases                           391               376               785              726
Minority interest in net earnings of
  consolidated affiliates                        50                26                74               45
                                             ------            ------           -------           ------
                                              5,399             4,546            10,773            8,665
                                             ------            ------           -------           ------
EARNINGS
Earnings before income taxes                    624               583             1,043            1,227
Provision for income taxes                      161               169               250              362
                                             ------            ------           -------           ------
NET EARNINGS                                    463               414               793              865
Cash dividends paid                             (87)               --              (274)            (150)
Retained earnings at beginning of period      8,355             7,316             8,212            7,015
                                             ------            ------           -------           ------
RETAINED EARNINGS AT END OF PERIOD           $8,731            $7,730           $ 8,731           $7,730
                                             ======            ======           =======           ======

See Notes to Condensed, Consolidated Financial Statements.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   CONDENSED STATEMENT OF FINANCIAL POSITION


(In millions)                                              JULY 2, 1994        DECEMBER 31, 1993
                                                          ---------------      -----------------
                                                            (Unaudited)

ASSETS
Cash and equivalents                                          $  1,780             $  1,682
Trading securities                                              22,781               30,165
Investment securities                                           24,748               26,792
Securities purchased under agreements to resell                 57,559               43,463
Financing receivables:
  Time sales and loans, net of deferred income                  43,742               40,748
  Investment in financing leases, net of deferred income        26,794               24,930
                                                              --------             --------
                                                                70,536               65,678
  Allowance for losses on financing receivables                 (1,858)              (1,730)
                                                              --------             --------
     Financing receivables -- net                               68,678               63,948
Other receivables -- net                                        15,873               15,799
Equipment on operating leases (at cost), less accumulated
  amortization of $3,650 and $3,238                             11,513               10,650
Other assets                                                    17,284               19,231
                                                              --------             --------
TOTAL ASSETS                                                  $220,216             $211,730
                                                              ========             ========
LIABILITIES AND EQUITY
Notes payable within one year                                 $ 57,583             $ 60,003
Senior notes payable after one year                             28,987               25,126
Subordinated notes payable after one year                          759                  759
Securities sold under agreements to repurchase                  59,321               56,669
Securities sold but not yet purchased -- at market              19,559               15,332
Insurance reserves and annuity benefits                         22,739               22,909
Other liabilities                                               14,637               13,414
Deferred income taxes                                            4,837                5,408
                                                              --------             --------
       Total liabilities                                       208,422              199,620
                                                              --------             --------
Minority interest in equity of consolidated affiliates           1,559                1,301
                                                              --------             --------
Capital stock                                                        1                    1
Additional paid-in capital                                       1,877                1,877
Retained earnings                                                8,731                8,212
Other                                                             (374)                 719
                                                              --------             --------
       Total equity                                             10,235               10,809
                                                              --------             --------
TOTAL LIABILITIES AND EQUITY                                  $220,216             $211,730
                                                              ========             ========

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                        FOR THE SIX MONTHS ENDED
                                                                   ----------------------------------
(In millions)                                                      JULY 2, 1994         JUNE 26, 1993
                                                                   ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                         $    793             $    865
Adjustments to reconcile net earnings to cash provided from
  operating activities:
  Provision for losses on financing receivables                           421                  547
  Depreciation and amortization of buildings and equipment
     and equipment on operating leases                                    785                  726
  Decrease in securities activities of broker-dealer -- net               167                1,998
  Other -- net                                                            242               (1,398)
                                                                     --------             --------
     Cash provided from operating activities                            2,408                2,738
                                                                     --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers                                        (13,242)             (12,837)
Principal collections from customers                                   10,880               11,959
Net change in credit card receivables                                     (10)                 647
Investment in assets on financing leases                               (3,892)              (2,676)
Principal collections on financing leases                               2,516                2,679
Buildings and equipment, and equipment on
  operating leases -- additions                                        (1,722)              (1,927)
                   -- dispositions                                        850                1,099
Payments for principal businesses purchased, net of cash
  acquired                                                             (1,053)              (1,197)
Purchases of investment securities by insurance and annuity
  affiliates                                                           (5,218)              (3,984)
Dispositions and maturities of investment securities by
  insurance and annuity affiliates                                      4,322                2,851
Other                                                                   3,738                  942
                                                                     --------             --------
  Cash used for investing activities                                   (2,831)              (2,444)
                                                                     --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities)                 (3,905)              (3,663)
Newly issued debt -- short-term (91-365 days)                           1,493                1,894
                  -- long-term senior                                   8,933                4,826
Repayments and other reductions -- short-term                          (4,721)              (3,482)
                                -- long-term senior                      (997)                 (76)
Proceeds from sales of investment and annuity contracts                   386                  179
Redemption of investment and annuity contracts                           (470)                (193)
Principal payments -- non-recourse, leveraged lease debt                 (164)                (158)
Proceeds -- non-recourse, leveraged lease debt                             --                   35
Dividends paid to share owner                                            (274)                (150)
Issuance of preferred stock by consolidated affiliate                     240                   --
                                                                     --------             --------
  Cash provided from (used for) financing activities                      521                 (788)
                                                                     --------             --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                98                 (494)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                             1,682                1,940
                                                                     --------             --------
CASH AND EQUIVALENTS AT END OF PERIOD                                $  1,780             $  1,446
                                                                     ========             ========

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Services, Inc. ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of July 2, 1994, the statement of cash flows for the six-month interim periods ended July 2, 1994, and June 26, 1993, and the results of operations for the three-month and six-month interim periods ended July 2, 1994, and June 26, 1993, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and footnotes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three and six month periods ended July 2, 1994, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges for the six months ended July 2, 1994, was 1.25. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals.

4. Net earnings for the first half of 1994 included a $210 million ($350 million before tax) first quarter charge resulting from the discovery of false trading profits created by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary within the Corporation's securities broker-dealer business, Kidder, Peabody Group Inc. (Kidder, Peabody). Approximately $143 million ($238 million before tax) of the charge related to periods prior to 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     Net earnings for the first half of 1994 were $793 million, a $72 million decrease from the first half of 1993, as negative results at the Corporation's securities broker-dealer business, Kidder, Peabody Group Inc. (Kidder, Peabody), discussed below, exceeded the increase in earnings from the Corporation's financing businesses which principally reflected a higher average level of invested assets and lower losses on highly leveraged transaction (HLT) investments.

     First half 1994 net earnings included a $210 million ($350 million before tax) first quarter charge resulting from the discovery of false trading profits created by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary of Kidder, Peabody. Approximately $143 million ($238 million before tax) of the charge related to periods prior to 1994. Kidder, Peabody's net loss amounted to $183 million for the first six months of 1994, compared with reported net income of $115 million for the first six months of 1993. Excluding estimated effects of the false trading profits from both periods, Kidder, Peabody's net loss amounted to $40 million for the first six months of 1994 (compared with net earnings of $81 million for the first six months of 1993) attributable principally to mortgage-backed securities market conditions. The United States Securities and Exchange Commission, the United States Attorney for the Southern District of New York, and The New York Stock Exchange are conducting investigations relating to the false trading profits. General Electric Company also completed and released a report on its internal investigation of the matter.

OPERATING RESULTS

     EARNED INCOME during the first half of 1994 increased $1,924 million (19%) over the first half of 1993.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $1,286 million (23%) over the comparable prior year period principally reflecting a higher average level of invested assets resulting from both origination volume and acquisitions of portfolios and businesses. Approximately $350 million of the increase was generated by the Corporation's annuity business, formed through two acquisitions during the second and third quarters of 1993. Earned income from the Corporation's specialty insurance businesses increased $127 million (6%) over the first half of 1993 principally reflecting growth in premium income in the property and casualty reinsurance, private mortgage insurance and the creditor insurance businesses, partially offset by lower premium income in the life reinsurance business. Revenues of the securities broker-dealer business increased $512 million over the first half of 1993 reflecting higher investment income associated with higher average securities positions, partially offset by both the aforementioned one-time before tax charge to revenue relating to the false trading profits, as well as losses in the mortgage-backed securities market.

     INTEREST EXPENSE for the first half of 1994 increased $1,337 million (44%) over last year's comparable period. The increase principally reflected the effects of additional borrowings required to finance the higher level of invested assets in both the securities broker-dealer and the financing businesses. The composite interest rate incurred on borrowings for the first half of 1994 was 5.10%, compared with 4.96% for the first half of 1993.

     OPERATING AND ADMINISTRATIVE EXPENSE increased 18% to $3,677 million in the first half of 1994, compared with the first half of 1993. This increase reflected operating costs associated with the higher level of assets in the Corporation's financing businesses, including businesses and portfolios acquired over the past year, as well as the higher volume of securities broker-dealer activity.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS were $1,472 million for the first half of 1994, a 19% increase over the first half of 1993, principally as a result of annuity benefits credited to customers of the annuity business which was acquired in 1993 and higher volume related losses in the private mortgage insurance and the property and casualty reinsurance businesses, partially offset by lower policyholder benefits in the life reinsurance business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS (Continued).

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES during the first half of 1994 was $421 million, $126 million (23%) lower than during the comparable prior year period, principally reflecting lower provisions for losses on HLT receivables.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES was $785 million in the first half of 1994, $59 million higher than in the first half of 1993, reflecting higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

     PROVISION FOR INCOME TAXES for the first half of 1994 was $250 million (an effective tax rate of 24%) compared with $362 million (30%) for the comparable prior year period. The decrease in the provision for income taxes principally reflects the reduction in earnings before income taxes, partially offset by the 1% increase in the federal income tax rate. The lower effective tax rate was primarily attributable to a higher relative proportion of tax-exempt income in relation to earnings before income taxes as well as reduced state and local taxes.

PORTFOLIO QUALITY

     The portfolio of financing receivables is the Corporation's largest financing asset and primary source of revenues. The portfolio, net of reserves, aggregated $68.7 billion at July 2, 1994, an increase of $4.7 billion (7%) from year-end 1993. Related reserves were $1.9 billion (2.63% of receivables -- the same level as at the end of 1993) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows.

     CONSUMER LOANS RECEIVABLE, primarily retailer and auto, were $18.5 billion at July 2, 1994, an increase of $1.2 billion from the end of 1993 reflecting both origination volume and a business acquisition. In addition, the Corporation's investment in consumer auto finance leases was $6.8 billion at July 2, 1994, an increase of $1.2 billion from the end of 1993 reflecting origination volume. Nonearning receivables were $373 million at July 2, 1994, compared with $391 million at December 31, 1993. The provision for losses on retailer and auto financing receivables was $254 million for the first half of 1994, compared with $239 million for the first half of 1993.

     COMMERCIAL REAL ESTATE LOANS classified as financing receivables by the Commercial Real Estate business were $11.8 billion at July 2, 1994, compared with $10.9 billion at December 31, 1993. In addition, the investment portfolio of the Corporation's annuity business included approximately $1.2 billion of commercial property loans. Commercial Real Estate's portfolio also included $2.1 billion of assets purchased from the Resolution Trust Corporation (RTC) and other institutions for resale and $1.4 billion of investments in real estate joint ventures, both of which are included in other assets and are essentially unchanged since December 31, 1993. Commercial Real Estate's foreclosed properties decreased to $38 million at July 2, 1994, from $110 million at December 31, 1993. Nonearning and reduced earning receivables declined to $204 million at July 2, 1994, from $272 million at the end of 1993. Loss provisions for Commercial Real Estate loans and investments were $164 million for the first half of 1994, compared with $139 million for the first half of 1993.

     HLT PORTFOLIO INVESTMENTS classified as financing receivables totaled $3.0 billion at July 2, 1994, a decrease of $0.3 billion from the end of 1993. The July 2, 1994, balance of amounts that had been written down to estimated fair value and carried in other assets aggregated $462 million, net of allowances, a decrease of $82 million from the end of 1993 reflecting investment sales. Nonearning and reduced earning receivables were $131 million at July 2, 1994, a decline of $8 million from year-end 1993. As a result of a stronger economic climate and successful past actions, loss provisions for HLT investments were insignificant during the first half of 1994. Such provisions were $133 million in the first half of 1993, and comprised $101 million of receivable loss provisions and $32 million of loss provisions for other investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS (Continued).

     OTHER FINANCING RECEIVABLES relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables in these portfolios were $121 million at July 2, 1994, compared with $98 million at the end of 1993.

     The Corporation's aggregate loans and leases to commercial airlines at July 2, 1994, increased to approximately $7.0 billion from the December 31, 1993, balance of approximately $6.8 billion, principally as a result of increased equipment on operating leases.

OTHER MATTERS

     On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Corporation's investment securities were designated as available-for-sale at both July 2, 1994 and December 31, 1993. Consequently, such securities were reported at fair value, with net unrealized gains and losses included in equity. Equity included net unrealized losses of $306 million at July 2, 1994, and net unrealized gains of $812 million at December 31, 1993, a difference primarily due to a decrease in the fair value of fixed-rate debt securities held by the Corporation's annuity and insurance affiliates, principally resulting from increased interest rates. Carrying amounts of liabilities of these affiliates are not adjusted for changes in fair value. In a rising interest rate environment, the fair value of these liabilities would be expected to decline.

     As 1994 progresses, management continues to believe that the diversity and strength of the Corporation's assets, along with vigilant attention to risk management, position it to deal effectively with a changing global economic environment.

                                                                      EXHIBIT 12

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                  (Unaudited)

                                                                               SIX MONTHS ENDED
(Dollar amounts in millions)                                                     JULY 2, 1994
                                                                               ----------------
Net earnings                                                                        $  793
Provision for income taxes                                                             250
Minority interest in net earnings of consolidated affiliates                            74
                                                                                    ------
Income before provision for income taxes and minority interest                       1,117
                                                                                    ------
Fixed charges:
  Interest                                                                           4,369
  One-third of rentals                                                                  84
                                                                                    ------
Total fixed charges                                                                  4,453
Less capitalized interest, net of amortization                                           5
                                                                                    ------
Earnings before provision for income taxes and minority interest plus fixed
  charges                                                                           $5,565
                                                                                    ======
Ratio of earnings to fixed charges                                                    1.25
                                                                                    ======

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Corporation is not involved in any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

     Omitted.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

     None.

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

                                      GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                                  (Registrant)

Date:  August 15, 1994              By: /s/  J. A. PARKE
                                        ----------------------------------------
                                             J. A. Parke, Senior Vice
                                             President, Finance
                                             (Principal Financial Officer)

Date:  August 15, 1994              By: /s/  J. C. AMBLE
                                        ----------------------------------------
                                             J. C. Amble, Vice President
                                             and Controller
                                             (Principal Accounting Officer)

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                               PAGE NO.
- -----------                                                               --------
     12          Computation of ratio of earnings to fixed charges            8