Form 10-Q/A
period 1994-07-02
GENERAL ELECTRIC CAPITAL SERVICES INC/
filed 1994-08-17
CIK 797463

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q/A

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 2, 1994
                                                ------------
                        Commission file number 0-14804

                   General Electric Captial Services, Inc.
                   --------------------------------------

            (Exact name of registrant as specified in its charter)

                               AMENDMENT NO. 1

        THE PURPOSE OF THIS AMENDMENT IS TO INCLUDE THE COVER PAGE OF THE REGISTRANT'S FORM 10-Q FOR THE QUARTER ENDED JULY 2, 1994, WHICH WAS INADVERTENTLY OMITTED FROM THE ORIGINAL FILING ON AUGUST 15, 1994, IN THE SECURITIES AND EXCHANGE COMMISSION'S ELECTRONIC DATA GATHERING, ANALYSIS AND RETRIEVAL (EDGAR) SYSTEM. NO OTHER CHANGES HAVE BEEN MADE.

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 1994
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

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
                CONNECTICUT
(Address of principal executive offices)                (Zip Code)
                                  (203) 357-4000
               (Registrant's telephone number, including area code)

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At July 20, 1994, 101 shares of common stock with a par value of $10,000 were outstanding.

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

                                SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                     ---------------------------------------
                                                  (Registrant)



Date:  August 16, 1994           By   /s/ J.C.  AMBLE
                                     -----------------------------------------
                                     J.C. Amble, Vice President and Controller
                                            (Principal Accounting Officer)