Form 10-Q
period 1994-10-01
GENERAL ELECTRIC CAPITAL SERVICES INC/
filed 1994-11-03
CIK 797463

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1994
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM______TO______

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

     At October 19, 1994, 101 shares of common stock with a par value of $10,000 were outstanding.

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

  Exhibit 27. Financial Data Schedule

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                  (Unaudited)

                                          FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                     ------------------------------------   ------------------------------------
(In millions)                        OCTOBER 1, 1994   SEPTEMBER 25, 1993   OCTOBER 1, 1994   SEPTEMBER 25, 1993
                                     ---------------   ------------------   ---------------   ------------------
EARNED INCOME                             $6,618             $5,919             $18,434             $15,811
                                          ------             ------             -------             -------
EXPENSES
Interest                                   2,476              1,896               6,820               4,903
Operating and administrative               1,728              1,746               5,405               4,849
Insurance losses and policyholder
  and annuity benefits                     1,089                809               2,561               2,046
Provision for losses on financing
  receivables                                186                200                 607                 747
Depreciation and amortization of
  buildings and equipment and
  equipment on operating leases              433                382               1,218               1,108
Minority interest in net earnings
  of consolidated affiliates                  25                 53                  99                  98
                                          ------             ------             -------             -------
                                           5,937              5,086              16,710              13,751
                                          ------             ------             -------             -------
EARNINGS
Earnings before income taxes                 681                833               1,724               2,060
Provision for income taxes                   155                340                 405                 702
                                          ------             ------             -------             -------
NET EARNINGS                                 526                493               1,319               1,358
Dividends paid                              (191)              (310)               (465)               (460)
Retained earnings at beginning of
  period                                   8,731              7,730               8,212               7,015
                                          ------             ------             -------             -------
RETAINED EARNINGS AT END OF PERIOD        $9,066             $7,913             $ 9,066             $ 7,913
                                          ======             ======             =======             =======

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   CONDENSED STATEMENT OF FINANCIAL POSITION

(In millions)                                                    OCTOBER 1, 1994      DECEMBER 31, 1993
                                                                 ---------------      -----------------
                                                                   (Unaudited)
ASSETS
Cash and equivalents                                               $  1,598              $  1,682
Trading securities                                                   19,971                30,165
Investment securities                                                26,872                26,792
Securities purchased under agreements to resell                      45,569                43,463
Financing receivables:
  Time sales and loans, net of deferred income                       45,327                40,748
  Investment in financing leases, net of deferred income             27,182                24,930
                                                                   --------              --------
                                                                     72,509                65,678
  Allowance for losses on financing receivables                      (1,910)               (1,730)
                                                                   --------              --------
     Financing receivables -- net                                    70,599                63,948
Other receivables -- net                                             18,560                15,799
Equipment on operating leases (at cost), less accumulated
  amortization of $3,815 and $3,238                                  12,204                10,650
Other assets                                                         17,156                19,231
                                                                   --------              --------
TOTAL ASSETS                                                       $212,529              $211,730
                                                                   ========              ========
LIABILITIES AND EQUITY
Notes payable within one year                                      $ 56,755              $ 60,003
Senior notes payable after one year                                  32,406                25,126
Subordinated notes payable after one year                               759                   759
Securities sold under agreements to repurchase                       49,773                56,669
Securities sold but not yet purchased -- at market                   16,021                15,332
Insurance reserves and annuity benefits                              24,817                22,909
Other liabilities                                                    15,104                13,414
Deferred income taxes                                                 4,959                 5,408
                                                                   --------              --------
       Total liabilities                                            200,594               199,620
                                                                   --------              --------
Minority interest in equity of consolidated affiliates                1,549                 1,301
                                                                   --------              --------
Capital stock                                                            11                     1
Additional paid-in capital                                            1,877                 1,877
Retained earnings                                                     9,066                 8,212
Other                                                                  (568)                  719
                                                                   --------              --------
       Total equity                                                  10,386                10,809
                                                                   --------              --------
TOTAL LIABILITIES AND EQUITY                                       $212,529              $211,730
                                                                   ========              ========

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                     FOR THE NINE MONTHS ENDED
                                                               --------------------------------------
(In millions)                                                  OCTOBER 1, 1994     SEPTEMBER 25, 1993
                                                               ---------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                      $   1,319             $  1,358
Adjustments to reconcile net earnings to cash provided from
  operating activities:
  Provision for losses on financing receivables                         607                  747
  Depreciation and amortization of buildings and equipment
     and equipment on operating leases                                1,218                1,108
  Decrease (increase) in securities activities of
     broker-dealer -- net                                             1,881               (3,145)
  Other -- net                                                         (312)               3,799
                                                                  ---------             --------
     Cash provided from operating activities                          4,713                3,867
                                                                  ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers                                      (17,811)             (19,456)
Principal collections from customers                                 14,428               17,840
Net change in credit card receivables                                  (839)                 415
Investment in assets on financing leases                             (7,175)              (4,351)
Principal collections on financing leases                             5,062                4,599
Buildings and equipment, and equipment on
  operating leases -- additions                                      (3,662)              (2,760)
                   -- dispositions                                    2,034                1,321
Payments for principal businesses purchased, net of cash
  acquired                                                           (1,314)              (2,046)
Purchases of investment securities by insurance and annuity
  affiliates                                                         (7,469)              (7,024)
Dispositions and maturities of investment securities by
  insurance and annuity affiliates                                    5,922                4,327
Other                                                                 3,234                  545
                                                                  ---------             --------
  Cash used for investing activities                                 (7,590)              (6,590)
                                                                  ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities)               (5,723)              (2,259)
Newly issued debt -- short-term (91-365 days)                         2,354                2,763
                    -- long-term senior                              15,088                8,123
Repayments and other reductions -- short-term                        (7,469)              (5,688)
                                    -- long-term senior                (868)                (109)
Proceeds from sales of investment and annuity contracts                 585                  417
Redemption of investment and annuity contracts                         (713)                (385)
Principal payments -- non-recourse, leveraged lease debt               (246)                (230)
Proceeds -- non-recourse, leveraged lease debt                           --                   53
Dividends paid to share owner                                          (455)                (460)
Issuance of preferred stock by consolidated affiliate                   240                   --
                                                                  ---------             --------
  Cash provided from financing activities                             2,793                2,225
                                                                  ---------             --------
DECREASE IN CASH AND EQUIVALENTS                                        (84)                (498)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                           1,682                1,940
                                                                  ---------             --------
CASH AND EQUIVALENTS AT END OF PERIOD                             $   1,598             $  1,442
                                                                  =========             ========

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Services, Inc. ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of October 1, 1994, the statement of cash flows for the nine-month interim periods ended October 1, 1994, and September 25, 1993, and the results of operations for the three-month and nine-month interim periods ended October 1, 1994, and September 25, 1993, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and footnotes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three and nine month periods ended October 1, 1994, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges for the nine months ended October 1, 1994, was 1.26. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals.

4. Net earnings for the first nine months of 1994 included a $210 million ($350 million before tax) first quarter charge resulting from the discovery of false trading profits created by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary within the Corporation's securities broker-dealer business, Kidder, Peabody Group Inc. (Kidder, Peabody). Approximately $143 million ($238 million before tax) of the charge related to periods prior to 1994.

5. Subsequent Event:

   On October 17, 1994, the Corporation entered into an agreement with PaineWebber Group, Inc. (PaineWebber) under which PaineWebber may acquire certain Kidder, Peabody assets and businesses. The agreement also provides that the Corporation will retain Kidder, Peabody's other businesses, which PaineWebber has the right to review and acquire. The transaction is subject to the completion of due diligence and approval by various regulatory authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     Net earnings for the first nine months of 1994 were $1,319 million, a $39 million decrease from the first nine months of 1993, as negative results at the Corporation's broker-dealer business, Kidder, Peabody Group Inc. (Kidder, Peabody), discussed below, and increases in insurance losses and policyholder and annuity benefits, exceeded the increase in earnings from the Corporation's financing businesses which principally reflected a higher average level of invested assets, lower provision for losses in the specialized financing businesses and no current year counterpart to the unfavorable effects of the 1993 increase in the federal income tax rate from 34% to 35%.

     Year to date 1994 net earnings included a $210 million ($350 million before tax) first quarter charge resulting from the discovery of false trading profits created by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary of Kidder, Peabody. Approximately $143 million ($238 million before tax) of the charge related to periods prior to 1994. Kidder, Peabody's net loss amounted to $272 million for the first nine months of 1994, compared with reported net earnings of $186 million for the first nine months of 1993. Excluding estimated effects of the false trading profits from both periods, Kidder, Peabody's net loss amounted to $129 million for the first nine months of 1994 (compared with net earnings of $99 million for the first nine months of 1993) attributable principally to mortgage-backed securities market conditions and reduced underwriting activity. The United States Securities and Exchange Commission, the United States Attorney for the Southern District of New York, and The New York Stock Exchange are conducting investigations relating to the false trading profits. General Electric Company also completed and released a report on its internal investigation of the matter.

OPERATING RESULTS

     EARNED INCOME during the first nine months of 1994 increased $2,623 million (17%) over the first nine months of 1993.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $1,931 million (22%) over the comparable prior year period principally reflecting a higher average level of invested assets resulting from both origination volume and acquisitions of portfolios and businesses. Approximately $424 million of the increase was generated by the Corporation's annuity business, formed through two acquisitions during the second and third quarters of 1993. Earned income from the Corporation's specialty insurance businesses increased $245 million (7%) over the first nine months of 1993 principally reflecting growth in premium income in both the property and casualty reinsurance business, resulting from improved rates and higher volume, and in the private mortgage insurance business. These increases were partially offset by lower premium income in the life reinsurance business resulting from the recapture of reinsurance treaties during 1994 and reduced assumed volume. Revenues of the securities broker-dealer business increased $454 million over the first nine months of 1993 reflecting higher investment income associated with higher average securities positions, partially offset by both the aforementioned one-time before tax charge to revenue relating to the false trading profits, losses in the mortgage-backed securities market and lower underwriting revenues.

     INTEREST EXPENSE for the first nine months of 1994 increased $1,917 million (39%) over last year's comparable period. The increase principally reflected the effects of additional borrowings required to finance the higher level of invested assets in both the securities broker-dealer and the financing businesses. The composite interest rate incurred on borrowings for the first nine months of 1994 was 5.25%, compared with 4.94% for the first nine months of 1993.

     OPERATING AND ADMINISTRATIVE EXPENSE increased 12% to $5,405 million in the first nine months of 1994, compared with the first nine months of 1993. This increase reflected operating costs associated with the higher level of assets in the Corporation's financing businesses, including businesses and portfolios acquired over the past year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).


     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS were $2,561 million for the first nine months of 1994, a 25% increase over the first nine months of 1993, principally as a result of annuity benefits credited to customers of the annuity business which was acquired in 1993, adverse loss development in the private mortgage insurance business, particularly related to the effects of poor economic conditions and housing value declines in southern California, and higher volume related losses in the property and casualty reinsurance business. These increases were partially offset by lower policyholder benefits in the life reinsurance business resulting from the recapture of reinsurance treaties during 1994 and reduced assumed volume.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES during the first nine months of 1994 was $607 million, $140 million (19%) lower than during the comparable prior year period, principally reflecting lower provisions for losses in the specialized financing businesses.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES was $1,218 million in the first nine months of 1994, $110 million higher than in the first nine months of 1993, reflecting higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

     PROVISION FOR INCOME TAXES for the first nine months of 1994 was $405 million (an effective tax rate of 24%) compared with $702 million (34%) for the comparable prior year period. The decrease in the provision for income taxes reflects the reduction in earnings before income taxes, the effect of the 1993 increase in federal income tax rates from 34% to 35% for which there was no 1994 counterpart, and reduced state taxes. The lower effective tax rate was primarily attributable to the aforementioned 1993 increase in the federal tax rate, reduced state taxes and a higher relative proportion of tax-exempt income in relation to earnings before income taxes.

PORTFOLIO QUALITY

     The portfolio of financing receivables is the Corporation's largest financing asset and primary source of revenues. The portfolio, net of reserves, aggregated $70.6 billion at October 1, 1994, an increase of $6.7 billion (10%) from year-end 1993. Related reserves were $1.9 billion (2.63% of receivables -- the same percentage as at the end of 1993) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows.

     CONSUMER LOANS RECEIVABLE, primarily retailer and auto, were $19.7 billion at October 1, 1994, an increase of $2.4 billion from the end of 1993, reflecting both origination volume and business and portfolio acquisitions. In addition, the Corporation's investment in consumer auto finance leases was $7.1 billion at October 1, 1994, an increase of $1.5 billion from the end of 1993, reflecting origination volume. Nonearning receivables were $423 million at October 1, 1994, compared with $391 million at December 31, 1993. The provision for losses on retailer and auto financing receivables was $342 million for the first nine months of 1994, compared with $346 million for the first nine months of 1993.

     COMMERCIAL REAL ESTATE LOANS classified as financing receivables by the Commercial Real Estate business were $11.8 billion at October 1, 1994, compared with $10.9 billion at December 31, 1993. In addition, the investment portfolio of the Corporation's annuity business included approximately $1.3 billion of commercial property loans. The commercial real estate portfolio also included $2.1 billion of assets purchased from the Resolution Trust Corporation and other institutions for resale and $1.5 billion of investments in real estate joint ventures, both of which are included in other assets and are essentially unchanged from December 31, 1993. Commercial Real Estate's foreclosed properties decreased to $53 million at October 1, 1994, from $110 million at December 31, 1993, primarily due to sales. Nonearning and reduced earning receivables declined to $184 million at October 1, 1994, from $272 million at the end of 1993. Loss provisions for Commercial Real Estate loans and investments were $218 million for the first nine months of 1994, compared with $194 million for the first nine months of 1993.

     HIGHLY LEVERAGED TRANSACTION (HLT) PORTFOLIO INVESTMENTS classified as financing receivables totaled $2.8 billion at October 1, 1994, a decrease of $0.5 billion from the end of 1993. The October 1, 1994, balance

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).


of amounts that had been written down to estimated fair value and carried in other assets aggregated $452 million, net of allowances, a decrease of $92 million from the end of 1993, reflecting investment sales. Nonearning and reduced earning receivables were $132 million at October 1, 1994, a decline of $7 million from year-end 1993. As a result of a stronger economic climate and successful past actions, loss provisions for HLT investments were insignificant during the first nine months of 1994. Such provisions were $126 million in the first nine months of 1993, and comprised $94 million of receivable loss provisions and $32 million of loss provisions for other investments.

     OTHER FINANCING RECEIVABLES relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables in these portfolios were $118 million at October 1, 1994, compared with $98 million at the end of 1993.

     The Corporation's aggregate loans and leases to commercial airlines at October 1, 1994, increased to approximately $7.3 billion from the December 31, 1993, balance of approximately $6.8 billion, principally as a result of increased equipment on operating leases.

OTHER MATTERS

     As discussed in Note 5 to the condensed consolidated financial statements, the Corporation has entered into an agreement with PaineWebber Group, Inc. (PaineWebber) under which PaineWebber may acquire certain Kidder, Peabody assets and businesses. The agreement also provides that the Corporation will retain Kidder, Peabody's other businesses, which PaineWebber has the right to review and acquire. The transaction is subject to the completion of due diligence and approval by various regulatory authorities. If the transaction is consummated, the Corporation estimates that the 1994 net loss with respect to Kidder, Peabody will range from $850 million to $950 million, which includes the previously discussed $272 million net loss through the first nine months of 1994.

     On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Corporation's investment securities were designated as available-for-sale at both October 1, 1994, and December 31, 1993. Consequently, such securities were reported at fair value, with net unrealized gains and losses included in equity, net of applicable taxes. Equity included net unrealized losses of $512 million at October 1, 1994, and net unrealized gains of $812 million at December 31, 1993, a difference primarily due to a decrease in the fair value of fixed-rate debt securities held by the Corporation's annuity and insurance affiliates, principally resulting from increased interest rates. Carrying amounts of liabilities of these affiliates are not adjusted for changes in fair value. In a rising interest rate environment, the fair value of these liabilities would be expected to decline.

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

                                                                      EXHIBIT 12

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                  (Unaudited)

                                                                             NINE MONTHS ENDED
(Dollar amounts in millions)                                                 OCTOBER 1, 1994
                                                                             -----------------
Net earnings                                                                       $1,319
Provision for income taxes                                                            405
Minority interest in net earnings of consolidated affiliates                           99
                                                                                   ------
Income before provision for income taxes and minority interest                      1,823
                                                                                   ------
Fixed charges:
  Interest                                                                          6,856
  One-third of rentals                                                                130
                                                                                   ------
Total fixed charges                                                                 6,986
Less capitalized interest, net of amortization                                          7
                                                                                   ------
Earnings before provision for income taxes and minority interest plus fixed
  charges                                                                          $8,802
                                                                                   ======
Ratio of earnings to fixed charges                                                   1.26
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

        Exhibit 27. Financial Data Schedule.


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

                                   GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                   ---------------------------------------
                                                (Registrant)

Date:  November 2, 1994            By: /s/  J. A. PARKE
                                       ------------------------------------------------
                                            J. A. Parke, Senior Vice President, Finance
                                                    (Principal Financial Officer)



Date:  November 2, 1994            By: /s/  J. C. AMBLE
                                       -----------------------------------------------
                                            J. C. Amble, Vice President and Controller
                                                    (Principal Accounting Officer)

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                              PAGE NO.
___________                                                                              ________

     12          Computation of ratio of earnings to fixed charges                           8

     27          Financial Data Schedule


