Form 10-K405
GENERAL ELECTRIC CAPITAL SERVICES INC/
filed 1995-03-31
CIK 797463

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AT MARCH 29, 1995. NONE.

AT MARCH 29, 1995, 101 SHARES OF COMMON STOCK WITH A PAR VALUE OF $10,000 WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
   Item  1.  Business..........................................................       1
  Item  2.   Properties........................................................       2
  Item  3.   Legal Proceedings.................................................       2
  Item  4.   Submission of Matters to a Vote of Security Holders...............       3
PART II
   Item  5.  Market for the Registrant's Common Equity and Related
               Stockholder Matters.............................................       4
  Item  6.   Selected Financial Data...........................................       4
  Item  7.   Management's Discussion and Analysis of Results of Operations.....       5
  Item  8.   Financial Statements and Supplementary Data.......................      11
  Item  9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure............................................      30
PART III
   Item 10.  Directors and Executive Officers of the Registrant................      31
  Item 11.   Executive Compensation............................................      31
  Item 12.   Security Ownership of Certain Beneficial Owners and Management....      31
  Item 13.   Certain Relationships and Related Transactions....................      31
PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.............................................................      32

                                     PART I

ITEM 1.  BUSINESS.

GENERAL ELECTRIC CAPITAL SERVICES, INC.

     General Electric Capital Services, Inc. (herein together with its consolidated subsidiaries called "GE Capital Services" or the "Corporation" unless the context otherwise requires) was incorporated in 1984 in the State of Delaware. Until February 1993, the name of the Corporation was General Electric Financial Services, Inc. All outstanding common stock of GE Capital Services is owned by General Electric Company, a New York corporation ("GE Company"). The business of GE Capital Services consists of ownership of two principal subsidiaries which, together with their subsidiaries and affiliates, constitute GE Company's principal financial services businesses. GE Capital Services is the sole owner of the common stock of General Electric Capital Corporation ("GE Capital") and Employers Reinsurance Corporation ("ERC").

     In November 1994, the Corporation elected to terminate the operations of Kidder, Peabody Group Inc. ("Kidder, Peabody") by initiating an orderly liquidation of its assets and liabilities. As part of the liquidation plan, the Corporation received securities of Paine Webber Group Inc. in exchange for certain broker-dealer assets and operations. Principal activities that were discontinued include securities underwriting, sales and trading of equity and fixed income securities, financial futures activities, advisory services for mergers, acquisitions, and other corporate finance matters, research services and asset management. Kidder, Peabody has been classified as a discontinued operation in the financial statements and supplementary data in Item 8 of this Form 10-K. GE Capital Services' principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number (203) 357-4000).

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

     GE Capital operates in four finance industry segments and in a specialty insurance industry segment. GE Capital's financing activities include a full range of leasing, lending, equipment management services and annuities. GE Capital's specialty insurance activities include providing financial guaranty insurance, principally on municipal bonds and structured finance issues, private mortgage insurance, and creditor insurance covering international customer loan repayments. GE Capital is an equity investor in a retail organization and certain other service and financial services organizations. GE Capital's operations are subject to a variety of regulations in their respective jurisdictions.

     Services of GE Capital are offered primarily throughout the United States, Canada, Europe and the Pacific basin. GE Capital's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927. At December 31, 1994, GE Capital employed approximately 32,000 persons.

EMPLOYERS REINSURANCE CORPORATION

     ERC, together with its subsidiaries, writes all lines of reinsurance other than title and annuities. ERC reinsures property and casualty risks written by more than 1,000 U.S. and non-U.S. insurers, and also writes certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, errors and omissions coverage for insurance and real estate agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. ERC and certain U.S. subsidiaries are licensed in all of the United States, the District of Columbia, certain provinces of Canada and write property and casualty reinsurance on a direct basis and through brokers. Other U.S. subsidiaries write excess and surplus lines insurance, and provide reinsurance brokerage services. Subsidiaries in Denmark and the United Kingdom write property and casualty and life reinsurance, principally in Europe, the Pacific basin and the Middle East.

     In December 1994, certain life and property and casualty affiliates of GE Capital were transferred to ERC. These affiliates had been managed by ERC since 1986. Insurance and reinsurance operations are subject to regulation by various insurance regulatory agencies. ERC and its subsidiaries conduct business through 16 domestic offices and 12 foreign offices. The principal offices of ERC are located at 5200 Metcalf Avenue, Overland Park, Kansas 66201. At December 31, 1994, ERC employed approximately 1,250 persons.

INDUSTRY SEGMENTS

     The Corporation provides a wide variety of financing, asset management, and insurance products and services which are organized into the following industry segments:

     - Specialty Insurance -- U.S. and international multiple-line property and casualty reinsurance, certain directly written specialty insurance and life reinsurance (ERC); financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance and creditor insurance covering international customer loan repayments.

     - Consumer Services -- private-label and bank credit card loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing and annuity and mutual fund sales.

     - Equipment Management -- leases, loans and asset management services for portfolios of commercial and transportation equipment including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, ocean-going containers and satellites.

     - Mid-Market Financing -- loans and leases for middle-market customers including manufacturers, distributors and end users, for a variety of equipment, including data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

     - Specialized Financing -- loans and leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in corporate enterprises.

     Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Form 10-K for discussion of the Corporation's Portfolio Quality.

ITEM 2.  PROPERTIES.

     GE Capital Services and its subsidiaries conduct their businesses from various facilities, most of which are leased.

ITEM 3.  LEGAL PROCEEDINGS.

     The following is not material to the Corporation but is provided for informational purposes. Following GE Company's announcement on April 17, 1994, of a $210 million charge to net earnings based upon its discovery of false trading profits at its indirect subsidiary, Kidder, Peabody & Co., Incorporated ("Kidder"), the United States Securities and Exchange Commission, the United States Attorney for the Southern District of New York, and the New York Stock Exchange initiated investigations, which are ongoing, relating to the false trading profits. Also, two civil suits purportedly brought on behalf of GE Company as shareholder derivative actions were filed in New York State Supreme Court in New York County. Both suits claim that GE Company's directors breached their fiduciary duties to GE Company by failing to adequately supervise and control the Kidder employee responsible for the irregular trading. One suit, claiming damages of over $350 million, was filed on May 10, 1994, by the Teachers' Retirement System of Louisiana against GE Company, certain of its directors, Kidder, its parent, Kidder, Peabody Group Inc., and certain of Kidder's former officers and directors. The other suit was filed on June 3, 1994, by William Schrank and others against GE Company's directors claiming unspecified damages and other relief. The defendants' time for responding to these complaints has been extended until 45 days after the plaintiffs file an amended consolidated complaint. In addition, various shareholders of GE Company have filed purported class action suits claiming that GE Company, and certain of its directors and officers, among others, allegedly violated federal securities laws by issuing statements concerning GE Company's financial condition that included the false trading profits at Kidder, and seeking compensatory damages for shareholders who purchased GE Company's stock beginning as early as January 1993. The defendants have filed motions to dismiss these purported class action suits.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                    Omitted

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     See Note 12 to the Consolidated Financial Statements. The common stock of the Corporation is owned entirely by GE Company and, therefore, there is no trading market in such stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the financial statements of GE Capital Services and consolidated affiliates and the related notes.

                                                                           YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                                1994       1993      1992      1991      1990
                                                              --------   --------   -------   -------   -------
(Dollar amounts in millions)
For the Year:
    Financing volume........................................  $ 75,438   $ 57,094   $51,186   $45,965   $42,853
    Insurance premiums written..............................     3,962      3,956     2,900     2,155     1,981
                                                              =========  =========  ========  ========  ========
    Earned income...........................................  $ 19,875   $ 17,276   $14,418   $13,053   $11,851
    Interest expense........................................     4,545      3,538     3,726     4,351     4,373
    Operating and administrative expense....................     6,200      5,644     4,603     3,214     2,758
    Insurance losses and policyholder and annuity
      benefits..............................................     3,507      3,172     1,957     1,623     1,599
    Provision for losses on financing receivables...........       873        987     1,056     1,102       688
    Depreciation and amortization of buildings and equipment
      and equipment on operating leases.....................     1,662      1,592     1,301     1,192       943
    Minority interest in net earnings of consolidated
      affiliates............................................       139        134        40        33        46
                                                              --------   --------   -------   -------   -------
    Earnings from continuing operations before income taxes
      and accounting change.................................     2,949      2,209     1,735     1,538     1,444
    Provision for income taxes..............................       864        642       404       317       319
                                                              --------   --------   -------   -------   -------
    Earnings from continuing operations before accounting
      change................................................     2,085      1,567     1,331     1,221     1,125
    Cumulative effect of accounting change(a)...............        --         --        --        (6)       --
                                                              --------   --------   -------   -------   -------
    Earnings from continuing operations.....................     2,085      1,567     1,331     1,215     1,125
    Earnings (loss) from discontinued operations............    (1,189)       240       168        41       (31)
                                                              --------   --------   -------   -------   -------
         Net earnings.......................................  $    896   $  1,807   $ 1,499   $ 1,256   $ 1,094
                                                              =========  =========  ========  ========  ========
    Ratio of earnings to fixed charges......................      1.65       1.63      1.46      1.35      1.32
                                                              =========  =========  ========  ========  ========
At Year End:
    Financing receivables
         Time sales and loans, net of deferred income.......  $ 50,021   $ 40,748   $37,070   $36,849   $35,085
         Investment in financing leases, net of deferred
           income...........................................    28,398     24,930    23,925    20,411    16,530
                                                              --------   --------   -------   -------   -------
             Total financing receivables....................    78,419     65,678    60,995    57,260    51,615
         Allowance for losses on financing receivables .....    (2,062)    (1,730)   (1,607)   (1,508)   (1,360)
                                                              --------   --------   -------   -------   -------
             Financing receivables--net.....................  $ 76,357   $ 63,948   $59,388   $55,752   $50,255
                                                              =========  =========  ========  ========  ========
    Percent of allowance for losses on financing receivables
      to total financing receivables........................     2.63%      2.63%     2.63%     2.63%     2.63%
                                                              =========  =========  ========  ========  ========
    Equipment on operating leases--net......................  $ 12,859   $ 10,650   $ 9,395   $ 7,552   $ 5,557
                                                              =========  =========  ========  ========  ========
    Total assets of continuing operations...................  $144,967   $126,637   $99,010   $86,539   $76,041
                                                              =========  =========  ========  ========  ========
    Capitalization:
         Short-term debt....................................  $ 57,087   $ 55,243   $50,481   $45,042   $38,538
         Long-term senior debt..............................    33,615     25,112    21,182    17,946    16,728
         Long-term subordinated debt........................       697        697       697       325       112
         Equity(b)..........................................     9,380     10,809     8,884     7,758     6,833
                                                              =========  =========  ========  ========  ========

---------------
Prior-period data have been reclassified, when necessary, to reflect classification of Kidder, Peabody as a discontinued operation.

(a) Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions, was implemented in 1991 using the immediate recognition transition option. The cumulative effect to January 1, 1991, of adopting SFAS No. 106 was $6 million, net of a $4 million tax benefit, all of which related to ERC.

(b) The Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, on December 31, 1993, resulting in the inclusion in equity, net of tax, of net unrealized losses on investment securities of $821 million and net unrealized gains of $812 million at December 31, 1994 and 1993, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     The Corporation's net earnings were $896 million in 1994, 50% less than 1993's earnings of $1,807 million, which were 21% more than the comparable 1992 earnings of $1,499 million. The 1994 decrease was due to the discontinued operations of Kidder, Peabody Group Inc. (Kidder, Peabody), discussed below. Net earnings from continuing operations (exclusive of Kidder, Peabody) were $2,085 million in 1994, up 33% from 1993, which increased 18% from 1992.

DISCONTINUED OPERATIONS

     In November 1994, the Corporation elected to terminate the operations of Kidder, Peabody by initiating an orderly liquidation of its assets and liabilities, including the sale of certain assets and operations to Paine Webber Group Inc. Discontinued operations resulted in a net loss of $1,189 million in 1994 compared with earnings of $240 million in 1993 and $168 million in 1992. The 1994 net loss included a net loss from operations of $321 million through the date operations were discontinued and a provision of $868 million for exit costs expected to be incurred in connection with the liquidation. The Corporation expects this liquidation will be largely complete by the end of 1995 and that no further associated costs will be incurred. The 1994 net loss from operations included a $210 million ($350 million before tax) first quarter charge resulting from the discovery of false trading profits created by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary of Kidder, Peabody. Approximately $143 million ($238 million before tax) of the charge related to periods prior to 1994. In addition, weakened mortgage-backed securities market conditions and reduced underwritings throughout 1994 contributed to the net loss from operations. See Note 2 to the Consolidated Financial Statements for further details of discontinued operations.

OPERATING RESULTS FROM CONTINUING OPERATIONS

     EARNINGS FROM CONTINUING OPERATIONS were $2,085 million in 1994, up 33% from 1993 which increased 18% from 1992. The 1994 increase reflected strong performances in the financing businesses resulting primarily from asset growth, improved financing spreads and asset quality. Earnings in the Specialty Insurance segment declined in 1994 due to higher insurance losses. The 1993 earnings increase reflected substantially higher earnings in the financing businesses, mainly as a result of the favorable 1993 interest rate environment, asset growth and improved asset quality. Earnings in the Specialty Insurance segment also increased in 1993 over 1992.

     The correlation between interest rate changes and financing spreads (the excess of yield over interest rates on borrowings) is subject to many factors and cannot be forecasted with reliability. Although not necessarily relevant to future effects, management estimates that, all else constant, an increase of 100 basis points in interest rates for all of 1994 would have reduced net earnings by approximately $90 million.

     EARNED INCOME increased 15% to $19.9 billion in 1994, following a 20% increase to $17.3 billion in 1993. Asset growth in each of the Corporation's financing segments, through acquisitions of businesses and portfolios as well as origination volume, was the primary reason for increased income from time sales, loans, financing leases and operating lease rentals in both 1994 and 1993. Yields on related assets increased during 1994 after holding essentially flat in 1993 compared with 1992. Earned income from the Corporation's annuity business, formed through two mid-year 1993 acquisitions, was $1,102 million and $571 million in 1994 and 1993, respectively.

     Specialty Insurance revenues were $4.9 billion in 1994, essentially flat compared with 1993, reflecting steady growth in premium revenue, offset by a reduction in assumed life reinsurance. The increase in 1993 compared with 1992 of 26% reflected higher premium and investment income as well as the impact of the creditor insurance business, which was consolidated at the end of the second quarter of 1992 when an existing equity position was converted to a controlling interest.

     INTEREST EXPENSE on borrowings is the Corporation's principal cost. Interest expense in 1994 totaled $4.5 billion, 28% higher than in 1993, which was 5% lower than in 1992. The 1994 increase reflected the effects of higher average borrowings used to finance asset growth as well as the effects of higher interest rates. The 1993 decrease was a result of substantially lower rates on higher average borrowings supporting financing operations. Composite interest rates on the Corporation's borrowings were 5.47% in 1994 compared with 4.96% in 1993 and 5.78% in 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (CONTINUED).
     OPERATING AND ADMINISTRATIVE EXPENSES were $6.2 billion in 1994, a 10% increase over 1993, which was 23% higher than 1992, primarily reflecting higher investment levels and costs associated with acquired businesses and portfolios over the past two years. These increases in both 1994 and 1993 were partially offset by reductions in provisions for losses on investments charged to operating and administrative expenses, principally those relating to commercial real estate assets, highly leveraged transactions (HLT) and commercial aircraft.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 11% to $3.5 billion in 1994, compared with a 62% increase to $3.2 billion in 1993. The 1994 increase was the result of annuity benefits credited to customers of the annuity business which was acquired in 1993 and adverse loss development in private mortgage pool insurance, particularly related to the effects of poor economic conditions and housing value declines in southern California. These increases were partially offset by lower policyholder benefits in the life reinsurance business resulting from reduced assumed volume. The 1993 increase principally reflected annuity benefits relating to the 1993 annuity business acquisition, as well as higher losses on increased volume in the property and casualty reinsurance and life reinsurance businesses.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES decreased $114 million to $873 million in 1994 compared with a $69 million decrease to $987 million in 1993. These provisions principally related to the private-label and bank credit cards, auto leasing, commercial real estate loans and, in 1993, the HLT portfolio discussed below under Portfolio Quality in connection with other financing receivables.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased slightly to $1,662 million in 1994, a 4% increase over 1993, which was 22% higher than 1992, as a result of additions to equipment on operating leases through business and portfolio acquisitions as well as origination volume, and in 1993, the acceleration of depreciation of certain assets.

     PROVISION FOR INCOME TAXES was $864 million in 1994 (an effective tax rate of 29%), compared with $642 million in 1993 (29%) and $404 million (23%) in 1992. The increased provision for income taxes in both 1994 and 1993 reflected the effects of additional income before taxes and, in 1993, the 1% increase in the U.S. federal income tax rate. Increases impacting the effective tax rate in 1994, compared with 1993, included proportionately lower tax-exempt income and an increase in state income taxes. In addition, there was no current year counterpart to the effects of certain 1993 financing transactions that reduced the Corporation's obligation for deferred taxes. These increases were offset by the absence of a current year counterpart to the unfavorable effects of the 1993 increase in the U.S. federal income tax rate. The higher rate in 1993, compared with 1992, primarily reflected the increase in the U.S. federal income tax rate and proportionately lower tax-exempt income, partially offset by the aforementioned 1993 financing transactions.

OPERATING PROFIT BY INDUSTRY SEGMENT

     Operating profit (pre-tax income) of the Corporation, by industry segment, is summarized in Note 17 to the Consolidated Financial Statements and discussed below:

     SPECIALTY INSURANCE operating profit declined from $770 million in 1993 to $589 million in 1994 as a result of an operating loss in the private mortgage insurance business. The 1994 operating loss resulted from adverse loss development in private mortgage pool insurance, the result of poor economic conditions and housing value declines in southern California. These losses more than offset operating profit increases in other parts of the segment, including primary mortgage insurance. Based on conditions at December 31, 1994, management believes that loss development should diminish in 1995 and in subsequent years. However, future economic conditions and housing values in southern California are uncertainties that could affect that outlook. The 1993 operating profit was 20% higher than the $641 million recorded in 1992, reflecting higher premium volume from bond refunding in the financial guaranty insurance business as well as reduced claims expense in the creditor insurance business.

     CONSUMER SERVICES operating profit increased 50% to $1,067 million from $709 million in 1993 which was 16% higher than 1992. The strong 1994 growth in operating profit resulted from origination and acquisition growth in the auto leasing business and the private-label and bank credit card businesses. In addition, the operations of the annuity business, purchased in 1993, were included for a full year in 1994. The 1993 increase reflected lower provisions for receivable losses in the private-label and bank credit card businesses resulting from declines in consumer delinquency as well as strong asset growth and a

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (CONTINUED).
favorable interest rate environment for both the auto leasing business and the private-label and bank credit card businesses.

     EQUIPMENT MANAGEMENT operating profit increased to $624 million in 1994 from $246 million in 1993. This increase reflected higher volume in most businesses, largely the result of portfolio and business acquisitions, and of improved trailer, container and railcar utilization. In addition, expenses associated with redeployment and refurbishment of owned aircraft declined in 1994 compared with 1993. Operating profit declined 50% in 1993 resulting from the aforementioned expenses associated with owned aircraft and the effects of lower utilization and pricing pressures with respect to ocean-going containers. These declines were partially offset by higher volume in most businesses, largely the result of asset growth and improved trailer and railcar utilization.

     MID-MARKET FINANCING operating profit of $435 million in 1994 was 7% higher than that of 1993 which was 74% higher than 1992. The 1994 and 1993 increases reflected higher levels of invested assets, primarily as a result of business and portfolio acquisitions and increased financing spreads.

     SPECIALIZED FINANCING operating profit was $536 million in 1994, compared with $366 million in 1993, and $35 million in 1992. The increase in 1994 principally reflected much lower provisions for losses on HLT investments and commercial real estate assets. The 1993 increase also principally reflected much lower provisions for losses on HLT investments and higher gains from sales of commercial real estate assets offset in part by higher loss provisions for commercial real estate assets. Further details concerning loss provisions relating to both the commercial real estate portfolio and HLT investments are discussed below.

CAPITAL RESOURCES AND LIQUIDITY

     The Corporation's principal source of cash is financing activities that involve the continuing rollover of short-term borrowings and appropriate addition of long-term borrowings, with an appropriate balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $4.4 billion. New borrowings of $49.5 billion having maturities longer than 90 days were added during those years, while $28.7 billion of such longer-term borrowings were retired. The Corporation also generated significant cash from continuing operating activities, $19.5 billion during the last three years.

     The Corporation's principal use of cash has been investing in assets to grow the business. Of $41.8 billion that the Corporation invested in continuing operations over the past three years, $18.4 billion was used for additions to financing receivables, $12.2 billion for new equipment, primarily for lease to others, and $6.1 billion to acquire new businesses.

     GE Company has agreed to make payments to GE Capital, constituting additions to pre-tax income, to the extent necessary to cause GE Capital's consolidated ratio of earnings to fixed charges to be not less than 1.10 for each fiscal year commencing with fiscal year 1991. Three years advance written notice is required to terminate this agreement. No payments have been required under this agreement. GE Capital's ratios of earnings to fixed charges for the years 1994, 1993 and 1992, were 1.63, 1.62 and 1.44, respectively.

     The Corporation's total borrowings were $91.4 billion at December 31, 1994, of which $57.1 billion was due in 1995 and $34.3 billion was due in subsequent years. Comparable amounts at the end of 1993 were $81.1 billion total, $55.3 billion due within one year and $25.8 billion due thereafter. A large portion of the Corporation's borrowings was commercial paper ($43.7 billion and $46.3 billion at the end of 1994 and 1993, respectively). Most of this commercial paper is issued by GE Capital. The average remaining terms and interest rates of GE Capital's commercial paper were 45 days and 5.90%, respectively, at the end of 1994 compared with 35 days and 3.39% at the end of 1993. GE Capital's ratio of debt to equity (leverage) was 8.43 to 1 at the end of 1994 compared with 7.59 to 1 at the end of 1993. Excluding net unrealized gains and losses on investment securities, GE Capital's leverage was 7.94 to 1 at the end of 1994, compared with 7.96 to 1 at the end of 1993.

     Management believes the Corporation is well positioned to meet the global needs of its customers for capital and to continue growing its diverse asset base.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(CONTINUED).
INTEREST RATE AND CURRENCY RISK MANAGEMENT

     The Corporation is exclusively an end user of derivative financial instruments that are used to manage interest rate and currency risk. The Corporation does not engage in any derivatives trading, market-making or other speculative activities.

     The Corporation manages its exposure to changes in interest rates, in part, by funding its assets with an appropriate mix of fixed and variable rate debt and its exposure to currency fluctuations principally by funding local currency denominated assets with debt denominated in those same currencies. It uses interest rate swaps and currency swaps (including non-U.S. currency and cross currency interest rate swaps) to achieve lower borrowing costs. Substantially all of these swaps have been designated as modifying interest rates and/or currencies associated with specific debt instruments. All other swaps, forward contracts and other derivatives have been designated as hedges of non-U.S. net investments or other assets, and are not significant. These financial instruments allow the Corporation to lower its cost of funds by substituting credit risk for interest rate and currency risks. Since the Corporation's principal use of swaps is to optimize funding costs, changes in interest rates and exchange rates underlying swaps would not be expected to have a material impact on the Corporation's financial position or results of operations. The Corporation conducts almost all activities with these instruments in the over-the-counter markets.

     Established practices require that all derivative financial instruments relate to specific asset, liability or equity transactions or currency exposures. Substantially all treasury actions are centrally executed by the Corporation's Treasury Department, which maintains controls on all exposures, adheres to stringent counterparty credit standards and actively monitors marketplace exposures.

     Given the ways in which the Corporation uses swaps, market risk associated with swap activities is meaningful only as it relates to how changes in the market value of swaps affect credit exposure to individual swap counterparties. The Corporation has established the following credit policies governing swap transactions: (a) at inception, counterparties must be rated, at a minimum, Aa3 (Moody's) or AA- (S&P) for swaps of five years or less, and Aaa/AAA for swaps in excess of five years; and (b) mark to market counterparty exposure is limited to $50 million for Aa2/AA rated institutions and $75 million for Aaa/AAA rated institutions. When monthly review of the market values indicate that a counterparty is approaching the above limits, appropriate actions are initiated to reduce exposure.

     Because of the changing nature of financial markets, the Corporation incorporates credit downgrade language in its master swap agreements. If either the Corporation or the counterparty is downgraded below A3 (Moody's) or A- (S&P), the non-downgraded counterparty has the right to require assignment of the affected swap to an approved counterparty or termination of the affected swaps. If termination occurs, the Corporation replaces the swap with an appropriate counterparty.

     The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1994, the notional amount of derivatives for which the counterparty was rated below Aa3/AA- was $1,504 million. These amounts are the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses. The total exposure to market value changes related to credit risk on swaps at December 31, 1994 was $412 million. The Corporation does not anticipate any loss on this exposure.

     The following chart displays the credit risk exposures at the following year ends.

    PERCENTAGE OF NOTIONAL DERIVATIVE EXPOSURE BY COUNTERPARTY CREDIT RATING

        MOODY'S / S&P                                               1994     1993     1989
        -------------                                               ----     ----     ----
        Aaa/AAA...................................................    78%      67%      29%
        Aa2/AA....................................................    17%      21%      19%
        A2/A......................................................     5%      12%      52%

     The optimal funding strategy is sometimes achieved by using multiple swaps. For example, to obtain fixed rate U.S. dollar funding, several alternatives are generally available. One alternative is a swap of non-U.S. dollar denominated fixed rate debt into U.S. dollars. The synthetic U.S. dollar denominated debt would be effectively created by taking the following steps: (1) issuing fixed rate, non-U.S. currency

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (CONTINUED).
denominated debt, (2) entering into a swap under which fixed rate non-U.S. currency principal and interest will be received and floating rate non-U.S. currency principal and interest will be paid, and (3) entering into a swap under which floating rate non-U.S. currency principal and interest will be received and fixed rate U.S. dollar denominated principal and interest will be paid. The end result is, in every important respect, fixed rate U.S. dollar denominated financing with an element of controlled credit risk. This type of structure usually results from using several swap counterparties for steps (2) and (3). The Corporation uses multiple swaps only as part of such transactions.

     The interplay of the Corporation's credit risk policy with its funding activities is seen in the following example, in which the Corporation is assumed to have been offered three alternatives for funding five-year fixed rate U.S. dollar assets with five-year fixed rate U.S. dollar debt.

                                                                 SPREAD OVER
                                                                 TREASURIES
                                                               IN BASIS POINTS       COUNTERPARTY
                                                             -------------------     ------------
1.    Fixed rate 5 year medium term note.................        +65                   --
2.    U.S. dollar commercial paper swapped into
      5 year U.S. dollar fixed rate funding..............        +40                    A
3.    Swiss franc fixed rate debt swapped into
      5 year U.S. dollar fixed rate funding..............        +35                    B

     Counterparty A is a major brokerage house with a Aaa/AAA rated swap subsidiary and a current exposure to the Corporation of $39 million. Counterparty B is a Aa2/AA rated insurance company with a current exposure of $50 million.

     In this hypothetical case, the Corporation would have chosen alternative 2. Alternative 1 is unacceptably costly. Although alternative 3 would have yielded a lower immediate cost of funds, the additional credit risk would have exceeded the Corporation's risk management limits.

PORTFOLIO QUALITY

     The portfolio of financing receivables, which was $76.4 billion at the end of 1994 and $63.9 billion at the end of 1993, is the Corporation's largest asset and its primary source of revenues. Related allowances for losses at the end of 1994 aggregated $2.1 billion (2.63% of receivables -- the same level as 1993 and 1992) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. Further details are included in Notes 4, 5 and 6 to the Consolidated Financial Statements.

     CONSUMER LOANS RECEIVABLE, primarily retailer and auto receivables, were $23.1 billion and $17.3 billion at the end of 1994 and 1993, respectively. In addition, the Corporation's investment in consumer auto finance lease receivables was $7.5 billion and $5.6 billion at the end of 1994 and 1993, respectively. Nonearning receivables, which were 1.4% of total loans and leases (1.7% at the end of 1993), aggregated $422 million at the end of 1994. The provision for losses on retailer and auto financing receivables was $502 million in 1994, a 7% increase from $469 million in 1993, reflecting growth in the portfolio of receivables. Most nonearning receivables were private-label credit card receivables, the majority of which were subject to various loss-sharing arrangements that provide full or partial recourse to the originating retailer.

     COMMERCIAL REAL ESTATE LOANS classified as finance receivables by the Commercial Real Estate business were $11.9 billion at December 31, 1994, up $1.0 billion from the end of 1993. In addition, the investment portfolio of the annuity business included $1.4 billion of commercial property loans at December 31, 1994, up $0.3 billion from the end of 1993. Commercial real estate loans are generally secured by first mortgages. In addition to loans, the commercial real estate portfolio included, in other assets, $2.1 billion ($2.2 billion in 1993) of assets acquired for resale from various financial institutions, including the Resolution Trust Corporation. Values realized on sales of these assets and the pace of such sales continue to meet or exceed expectations at the time of purchase. Also included in other assets were investments in real estate ventures at year-end 1994 totaling $1.4 billion, the same as at year-end 1993. Those investments are made as a part of original financings and in conjunction with loan restructurings where management believes that such investments will enhance economic returns.

     Commercial Real Estate's foreclosed properties at the end of 1994 declined to $20 million from $110 million at the end of 1993, primarily because of sales.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         (CONTINUED).
     At December 31, 1994, Commercial Real Estate's portfolio included loans secured by and investments in a variety of property types that continued to be well dispersed geographically. Nonearning and reduced earning receivables declined to $179 million in 1994 from $272 million in 1993, reflecting write-offs and proactive management of delinquent receivables in a stabilized commercial real estate market. Sustaining the 1994 improvements depends on many factors, including interest rates and various local market conditions. The loss provision for Commercial Real Estate's investments was $287 million in 1994 ($244 million related to receivables and $43 million related to other assets), compared with $387 million and $299 million in 1993 and 1992, respectively. The 1994 decrease resulted from lower provisions related to real estate ventures and foreclosed properties. Loss provisions in 1993 increased as the portfolio was adversely affected by a weakened commercial real estate market.

     OTHER FINANCING RECEIVABLES, $32.5 billion at December 31, 1994, consisted primarily of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio grew $3.5 billion during 1994, while nonearning and reduced earning receivables decreased to $165 million at year-end 1994 from $237 million at year-end 1993. Included in other financing receivables are financings provided for highly leveraged management buyouts and corporate recapitalizations. The portion of those investments classified as financing receivables was $2.4 billion at the end of 1994, compared with $3.3 billion at the end of 1993, as repayments continued to reduce this liquidating portfolio. The year-end balance of the HLT portfolio included amounts that had been written down to estimated fair value and carried in other assets as a result of restructuring or in-substance repossession. These balances aggregated $336 million at the end of 1994 and $544 million at the end of 1993 (net of allowances of $224 million and $244 million, respectively).

     The Corporation has loans and leases to commercial airlines, as discussed in Note 6 to the Consolidated Financial Statements, that aggregated about $7.6 billion at the end of 1994, up from $6.8 billion at the end of 1993. At year-end 1994, the Corporation's commercial aircraft positions included financial guaranties and funding commitments amounting to $506 million (compared with $450 million in 1993) and conditional commitments to purchase aircraft at a cost of $81 million ($865 million at December 31, 1993). The decline in purchase commitments resulted from 1994 purchases of aircraft.

     ENTERING 1995, management believes that vigilant attention to risk management, along with the diversity and strength of the Corporation's resources, position it to deal effectively with the increasing competition in an ever-changing global economy.

NEW ACCOUNTING STANDARDS

     Principal new accounting standards are SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, which together modify the accounting and disclosure that applies when it is probable that all amounts due under contractual terms of a commercial loan will not be collected. Had these standards been adopted for 1994, there would have been no effect on earnings or financial position, and management does not foresee any significant future effect following adoption on January 1, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
General Electric Capital Services, Inc.

     We have audited the financial statements of General Electric Capital Services, Inc. and consolidated affiliates as listed in Item 14. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Services, Inc. and consolidated affiliates at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 12 to the consolidated financial statements, the Corporation in 1993 adopted required changes in its method of accounting for investments in certain securities.

/s/ KPMG PEAT MARWICK LLP

Stamford, Connecticut
February 10, 1995

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)                          1994       1993       1992
                                                                      -------    -------    -------
EARNED INCOME
Time sales, loan, investment and other income (Note 13)............   $ 9,709    $ 7,997    $ 7,136
Financing leases (Note 13).........................................     2,539      2,315      2,151
Operating lease rentals (Note 6)...................................     3,802      3,267      2,444
Premium and commission income of insurance affiliates (Note 10)....     3,825      3,697      2,687
                                                                      -------    -------    -------
     Total earned income...........................................    19,875     17,276     14,418
                                                                      -------    -------    -------

EXPENSES
Interest (Notes 9 & 14)............................................     4,545      3,538      3,726
Operating and administrative (Note 15).............................     6,200      5,644      4,603
Insurance losses and policyholder and annuity benefits (Note 10)...     3,507      3,172      1,957
Provision for losses on financing receivables (Note 5).............       873        987      1,056
Depreciation and amortization of buildings and equipment and equip-
  ment on operating leases (Notes 6 & 7)...........................     1,662      1,592      1,301
Minority interest in net earnings of consolidated affiliates.......       139        134         40
                                                                      -------    -------    -------
     Total expenses................................................    16,926     15,067     12,683
                                                                      -------    -------    -------
Earnings from continuing operations before income taxes............     2,949      2,209      1,735
Provision for income taxes (Note 16)...............................       864        642        404
                                                                      -------    -------    -------
Earnings from continuing operations................................     2,085      1,567      1,331
Earnings (loss) from discontinued operations (Note 2)..............    (1,189)       240        168
                                                                      -------    -------    -------

NET EARNINGS.......................................................       896      1,807      1,499
Dividends paid (Note 12)...........................................      (914)      (610)      (500)
Retained earnings at January 1.....................................     8,212      7,015      6,016
                                                                      -------    -------    -------
RETAINED EARNINGS AT DECEMBER 31...................................   $ 8,194    $ 8,212    $ 7,015
                                                                      =======    =======    =======

See Notes to Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        STATEMENT OF FINANCIAL POSITION

                      At December 31 (In millions)                           1994         1993
                                                                           --------     --------
ASSETS
Cash and equivalents.....................................................  $  1,218     $  1,520
Investment securities (Note 3)...........................................    30,872       26,792
Financing receivables (Note 4):
     Time sales and loans, net of deferred income........................    50,021       40,748
     Investment in financing leases, net of deferred income..............    28,398       24,930
                                                                           --------     --------
                                                                             78,419       65,678
     Allowance for losses on financing receivables (Note 5)..............    (2,062)      (1,730)
                                                                           --------     --------
          Financing receivables -- net...................................    76,357       63,948
Other receivables -- net.................................................     6,012        5,201
Equipment on operating leases (at cost), less accumulated amortization of
  $4,029 and $3,238 (Note 6).............................................    12,859       10,650
Buildings and equipment (at cost), less accumulated depreciation of $794
  and $581 (Note 7)......................................................     1,081          961
Other assets (Note 8)....................................................    16,568       17,565
Assets of discontinued operations (Note 2)...............................     8,613       85,093
                                                                           --------     --------
TOTAL ASSETS.............................................................  $153,580     $211,730
                                                                           ========     ========

LIABILITIES AND EQUITY
Notes payable within one year (Note 9)...................................  $ 57,087     $ 55,243
Notes payable after one year (Note 9)....................................    34,312       25,809
                                                                           --------     --------
     Total notes payable.................................................    91,399       81,052
Accounts and drafts payable..............................................     3,777        3,396
Insurance liabilities, reserves and annuity benefits (Note 10)...........    29,438       22,909
Other liabilities........................................................     4,316        3,087
Deferred income taxes (Note 16)..........................................     4,937        5,481
Liabilities of discontinued operations (Note 2)..........................     8,868       83,695
                                                                           --------     --------
     Total liabilities...................................................   142,735      199,620
                                                                           --------     --------
Minority interest in equity of consolidated affiliates (Note 11).........     1,465        1,301
                                                                           --------     --------
Cumulative preferred stock, $10,000 par value (80,000 shares authorized;
  51,000 shares issued and held primarily by consolidated affiliates at
  December 31, 1994 and December 31, 1993)...............................        10           --
Common stock, $10,000 par value (101 shares authorized and
  outstanding)...........................................................         1            1
Additional paid-in capital...............................................     2,064        1,877
Retained earnings........................................................     8,194        8,212
Unrealized gains (losses) on investment securities.......................      (821)         812
Foreign currency translation adjustments.................................       (68)         (93)
                                                                           --------     --------
     Total equity (Note 12)..............................................     9,380       10,809
                                                                           --------     --------
TOTAL LIABILITIES AND EQUITY.............................................  $153,580     $211,730
                                                                           ========     ========

See Notes to Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                            STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)                     1994         1993         1992
                                                                --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings..................................................  $    896     $  1,807     $  1,499
Adjustments for discontinued operations.......................     1,189         (240)        (168)
Adjustments to reconcile net earnings to cash provided from
  operating activities:
     Provision for losses on financing receivables............       873          987        1,056
     Increase in insurance liabilities, reserves and annuity
       benefits...............................................     1,624        1,479          703
     Increase (decrease) in deferred income taxes.............       653          428          (33)
     Depreciation and amortization of buildings and equipment
       and equipment on operating leases......................     1,662        1,592        1,302
     Amortization of premium and discount on debt.............       141           99          197
     Change in accounts and drafts payable....................      (222)         540          424
     Other -- net.............................................        (1)         671          303
                                                                --------     --------     --------
          Cash from continuing operating activities...........     6,815        7,363        5,283
          Cash from (used for) discontinued operating
            activities........................................     1,635       (1,910)          60
                                                                --------     --------     --------
          Cash provided from operating activities.............     8,450        5,453        5,343
                                                                --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers................................   (36,560)     (30,002)     (27,069)
Principal collections from customers..........................    31,264       27,571       25,136
Investment in assets on financing leases......................   (10,528)      (7,204)      (7,758)
Principal collections on financing leases.....................     9,050        6,812        5,338
Net increase in credit card receivables.......................    (2,751)      (1,341)        (330)
Buildings and equipment and equipment on
  operating leases -- additions...............................    (5,749)      (3,139)      (3,359)
                     -- dispositions..........................     2,420        1,084        1,749
Payments for principal businesses purchased, net of cash
  acquired....................................................    (2,031)      (2,090)      (2,013)
Purchases of investment securities by insurance affiliates and
  annuity businesses..........................................    (8,663)     (10,488)      (6,865)
Dispositions of investment securities by insurance affiliates
  and annuity businesses......................................     6,338        7,698        6,200
Other.........................................................     2,501       (4,003)      (3,023)
                                                                --------     --------     --------
          Cash used for investing activities -- continuing
            operations........................................   (14,709)     (15,102)     (11,994)
          Cash from (used for) investing
            activities -- discontinued operations.............       334         (107)         157
                                                                --------     --------     --------
          Cash used for investing activities..................   (14,375)     (15,209)     (11,837)
                                                                --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less).........    (2,261)       2,404        4,221
Newly issued debt -- short-term (maturities 91-365 days)......     3,214        4,315        4,456
                     -- long-term senior......................    19,228       10,885        6,699
                     -- long-term subordinated................        --           --          450
Proceeds -- non-recourse, leveraged lease debt................        31           53          148
Repayments and other reductions -- short-term
                                         (maturities 91-365
  days).......................................................   (10,460)      (9,008)      (6,474)
                                      -- long-term senior.....      (930)        (206)        (657)
                                      -- long-term
  subordinated................................................        --           --          (76)
Principal payments -- non-recourse, leveraged lease debt......      (309)        (312)        (272)
Proceeds from sales of investment and annuity contracts.......     1,207          509           --
Redemption of investment and annuity contracts................    (1,264)        (578)          --
Dividends paid................................................      (904)        (610)        (500)
Issuance of variable cumulative preferred stock by
  consolidated affiliate......................................       240           --           --
                                                                --------     --------     --------
          Cash from financing activities -- continuing
            operations........................................     7,792        7,452        7,995
          Cash from (used for) financing
            activities -- discontinued operations.............    (2,169)       2,017         (367)
                                                                --------     --------     --------
          Cash provided from financing activities.............     5,623        9,469        7,628
                                                                --------     --------     --------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS DURING THE YEAR...      (302)        (287)       1,134
CASH AND EQUIVALENTS AT BEGINNING OF YEAR.....................     1,520        1,807          673
                                                                --------     --------     --------
CASH AND EQUIVALENTS AT END OF YEAR...........................  $  1,218     $  1,520     $  1,807
                                                                ========     ========     ========

See Notes to Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION -- GE Capital Services (the "Corporation") owns all of the common stock of General Electric Capital Corporation ("GE Capital"), Employers Reinsurance Corporation ("Employers Reinsurance") and Kidder, Peabody Group Inc. ("Kidder, Peabody"). The consolidated financial statements represent the adding together of GE Capital Services and all majority-owned and controlled affiliates ("consolidated affiliates"), including GE Capital and Employers Reinsurance. In 1994, Kidder, Peabody was classified as a discontinued operation (see Note 2). Prior period data shown in the consolidated financial statements and the related notes have been reclassified, as appropriate, to reflect this change. Other prior period data have been reclassified to conform with current year presentation.

     All significant transactions among the parent and consolidated affiliates have been eliminated. Other affiliates, generally companies in which the Corporation owns 20 percent to 50 percent of the voting rights
("non-consolidated affiliates"), are included in other assets and valued at the appropriate share of equity plus loans and advances.

     CASH FLOWS -- Certificates and other time deposits are treated as cash equivalents.

     METHODS OF RECORDING EARNED INCOME -- Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent.

     Financing lease income, which includes residual values and investment tax credits, is recorded on the interest method so as to produce a level yield on funds not yet recovered. Unguaranteed residual values are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms. Operating lease income is recognized on a straight-line basis over the terms of the underlying leases.

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

     Premiums on short duration insurance contracts are reported as earned income over the terms of the related reinsurance treaties or insurance policies. In general, earned premiums are calculated on a pro-rata basis or are determined based on reports received from reinsureds. Premium adjustments under retrospectively rated assumed reinsurance contracts are recorded based on estimated losses and loss expenses, including both case and incurred-but-not-reported reserves. Premiums on long-duration insurance products are recognized as earned when due. Premiums received under annuity contracts are not reported as revenues but as annuity benefits -- a liability -- and are adjusted according to the terms of the respective policies.

     ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS -- GE Capital maintains an allowance for losses on financing receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the portfolio. For small-balance receivables, the allowance for losses is determined principally on the basis of actual experience during the preceding three years. Further allowances are also provided to reflect management's judgment of additional loss potential. For other financing receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known troubled accounts.

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

     When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value, transferred to other assets and subsequently carried at the lower of cost or estimated current fair value. This accounting has been employed principally for specialized financing transactions.

     INVESTMENT SECURITIES -- The Corporation has designated its investments in debt securities and marketable equity securities as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in equity, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings.

     EQUIPMENT ON OPERATING LEASES -- Equipment is amortized, principally on a straight-line basis, to estimated net salvage value over the lease term or the estimated economic life of the equipment.

     BUILDINGS AND EQUIPMENT -- Depreciation is recorded on a sum-of-the-years' digits basis or a straight-line basis over the lives of the assets.

     GOODWILL -- Goodwill is amortized on a straight-line basis over periods not exceeding 30 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

     DEFERRED INSURANCE ACQUISITION COSTS -- For the property and casualty businesses, deferred insurance acquisition costs are amortized pro-rata over the contract periods in which the related premiums are earned. For the life insurance businesses, these costs are amortized over the premium-paying periods of the contracts in proportion either to anticipated premium income or to gross profit, as appropriate. For certain annuity contracts, such costs are amortized on the basis of anticipated gross profits. For other lines of business, acquisition costs are amortized over the life of the related insurance contracts. Deferred insurance acquisition costs are reviewed for recoverability; for short-duration contracts, anticipated investment income is considered in making recoverability evaluations.

     INSURANCE LIABILITIES AND RESERVES -- The estimated liability for insurance losses and loss expenses consists of both case and incurred-but-not-reported reserves. Where experience is not sufficient, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses.

     The liability for future policyholder benefits of the life insurance affiliates has been computed mainly by a net-level-premium method based on assumptions for investment yields, mortality and terminations that were appropriate at date of purchase or at the time the policies were developed, including provisions for adverse deviations.

     INTEREST RATE AND CURRENCY RISK MANAGEMENT -- As a matter of policy, the Corporation does not engage in derivatives trading or market-making activities. Rather, the principal derivative financial instruments used by the Corporation are interest and currency swaps used in connection with borrowing activities. Such swaps are accounted for on an accrual basis and included in interest expense. Other derivatives, including forwards, futures and options, are hedges of identified assets, liabilities or functional currency equity positions. The cost or revenue from such instruments is recognized in income or equity in a manner consistent with the accounting for the instrument being hedged. If, however, an instrument is designated but is ineffective as a hedge, the instrument is marked to market and recognized in operations immediately.

NOTE 2.  DISCONTINUED OPERATIONS

In November 1994, the Corporation elected to terminate the operations of Kidder, Peabody by initiating an orderly liquidation of its assets and liabilities. As part of the liquidation plan, the Corporation received securities of Paine Webber Group Inc. valued at $657 million in exchange for certain broker-dealer assets and operations. Summary operating results of the discontinued operations are as follows:

                           (In millions)                          1994        1993       1992
                                                                 -------     ------     ------
    Revenues...................................................  $ 4,578     $4,861     $4,022
                                                                 -------     ------     ------
    Earnings (loss) before income taxes........................     (551)       439        300
    Provision (benefit) for income taxes.......................     (230)       199        132
                                                                 -------     ------     ------
    Earnings (loss) from operations............................     (321)       240        168
    Provision for loss, net of income tax benefit of $266......     (868)        --         --
                                                                 -------     ------     ------
    Earnings (loss) from discontinued operations...............  $(1,189)    $  240     $  168
                                                                 =======     ======     ======

     A summary of Kidder, Peabody's assets and liabilities at December 31, 1994, which are expected to be substantially liquidated in 1995, follows:

    (In millions)

    Assets at liquidation values
         Trading securities(a)...................................................    $2,808
         Securities purchased under agreements to resell.........................     2,400
         Trade receivables.......................................................     2,934
         Other...................................................................       471
                                                                                     ------
                                                                                     $8,613
                                                                                     ======

    Liabilities at settlement values
         Short-term borrowings...................................................    $2,869
         Trade accounts payable..................................................     2,019
         Securities sold under agreements to repurchase..........................     2,231
         Securities sold but not yet purchased...................................       632
         Other...................................................................     1,117
                                                                                     ------
                                                                                     $8,868
                                                                                     ======

---------------
(a) Trading securities included $1.5 billion of collateralized mortgage obligations (CMO's).

NOTE 3.  INVESTMENT SECURITIES

A summary of investment securities follows:

                                                                    GROSS          GROSS        ESTIMATED
                                                    AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                  (In millions)                       COST          GAINS          LOSSES         VALUE
                                                    ---------     ----------     ----------     ---------
DECEMBER 31, 1994
Corporate and other...............................   $10,883        $    4        $   (763)      $10,124
State and municipal...............................     9,193           146            (392)        8,947
Mortgage-backed...................................     4,927            82            (220)        4,789
Non-U.S...........................................     3,892            20             (76)        3,836
Equity............................................     2,147           201            (180)        2,168
U.S. government and federal agency................     1,185            --            (177)        1,008
                                                    ---------     ----------     ----------     ---------
                                                     $32,227        $  453        $ (1,808)      $30,872
                                                    ========      ========        ========       =======
DECEMBER 31, 1993
Corporate and other...............................   $ 9,972        $  124        $    (49)      $10,047
State and municipal...............................     8,859           786              (9)        9,636
Mortgage-backed...................................     2,487            31             (11)        2,507
Non-U.S...........................................     1,476            82             (10)        1,548
Equity............................................     1,517           393             (84)        1,826
U.S. government and federal agency................     1,220            15              (7)        1,228
                                                    ---------     ----------     ----------     ---------
                                                     $25,531        $1,431        $   (170)      $26,792
                                                    ========      ========        ========       =======

     Contractual maturities of debt securities at December 31, 1994, other than mortgage-backed securities, are shown below.

                                                                                     ESTIMATED
                                                                       AMORTIZED       FAIR
                              (In millions)                              COST          VALUE
                                                                       ---------     ---------
    Due in 1995......................................................   $ 1,792       $ 1,797
      1996-1999......................................................     7,021         6,811
      2000-2004......................................................     5,732         5,408
      2005 and later.................................................    10,608         9,899

     It is expected that actual maturities will differ from contractual maturities because some borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties. Proceeds from sales of investment securities in 1994, 1993 and 1992 were $5,821 million, $6,112 million and $3,514 million, respectively; gross realized gains were $281 million, $173 million and $171 million, respectively; and gross realized losses were $112 million, $34 million and $4 million, respectively.

NOTE 4.  FINANCING RECEIVABLES

Financing receivables at December 31, 1994 and 1993 by industry segment are shown below.

                               (In millions)                                  1994        1993
                                                                             -------     -------
Time sales and loans:
     Consumer services.....................................................  $25,906     $18,770
     Specialized financing.................................................   17,988      17,028
     Mid-market financing..................................................    5,916       4,693
     Equipment management..................................................    1,516       1,331
                                                                             -------     -------
                                                                              51,326      41,822
     Deferred income.......................................................   (1,305)     (1,074)
                                                                             -------     -------
Time sales and loans -- net of deferred income.............................   50,021      40,748
                                                                             -------     -------
Investment in financing leases:
     Direct financing leases...............................................   25,916      22,063
     Leveraged leases......................................................    2,482       2,867
                                                                             -------     -------
          Investment in financing leases...................................   28,398      24,930
                                                                             -------     -------
Total financing receivables................................................  $78,419     $65,678
                                                                             =======     =======

     Time sales and loans represent transactions with customers in a variety of forms, including time sales, revolving charge and credit arrangements, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans acquired on a discount basis carried at gross book value, which includes finance charges. At year-end 1994 and 1993, specialized financing and consumer services loans included $13,282 million and $11,887 million, respectively, for commercial real estate loans. Note 6 contains information on commercial airline loans and leases.

     At December 31, 1994, contractual maturities for time sales and loans were $20,147 million in 1995, $7,466 million in 1996, $5,708 million in 1997, $4,047 million in 1998, $4,115 million in 1999 and $9,843 million thereafter. Experience of the Corporation has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the contractual maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

     Financing leases consist of direct financing and leveraged leases of aircraft, railroad rolling stock, automobiles and other transportation equipment, data processing equipment, medical equipment, and other manufacturing, power generation, mining and commercial equipment and facilities.

     As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, the Corporation is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. The Corporation is also generally entitled to any residual value of leased assets and to any investment tax credit on leased equipment.

     Investments in direct financing and leveraged leases represent unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. Because the Corporation has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases, such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The Corporation's share of rentals receivable on leveraged leases is subordinate to the share of the other participants who also have security interests in the leased equipment.

     The Corporation's investment in financing leases at December 31, 1994 and 1993 is shown below.

                                                      DIRECT                                         TOTAL
                                                 FINANCING LEASES       LEVERAGED LEASES       FINANCING LEASES
                                                -------------------    -------------------    -------------------
                (In millions)                    1994        1993       1994        1993       1994        1993
                                                -------     -------    -------     -------    -------     -------
Total minimum lease payments receivable.......  $30,338     $26,584    $ 9,630     $11,496    $39,968     $38,080
Less principal and interest on third-party
  nonrecourse debt............................       --          --     (7,103)     (8,398)    (7,103)     (8,398)
                                                -------     -------    -------     -------    -------     -------
    Net rentals receivable....................   30,338      26,584      2,527       3,098     32,865      29,682
Estimated unguaranteed residual value of
  leased assets...............................    3,767       3,323      1,122       1,167      4,889       4,490
Less deferred income(a).......................   (8,189)     (7,844)    (1,167)     (1,398)    (9,356)     (9,242)
                                                -------     -------    -------     -------    -------     -------
Investment in financing leases................   25,916      22,063      2,482       2,867     28,398      24,930
Less: Allowance for losses....................     (471)       (464)       (99)        (74)      (570)       (538)
      Deferred taxes arising from financing
  leases......................................   (2,470)     (2,157)    (2,605)     (2,760)    (5,075)     (4,917)
                                                -------     -------    -------     -------    -------     -------
Net investment in financing leases............  $22,975     $19,442    $  (222)    $    33    $22,753     $19,475
                                                ========    ========   ========    ========   ========    ========

---------------
(a) Total financing lease deferred income is net of deferred initial direct costs of $93 million and $83 million for 1994 and 1993, respectively.

     At December 31, 1994, contractual maturities for finance lease rentals receivable were $7,409 million in 1995, $6,235 million in 1996, $5,148 million in 1997, $3,050 million in 1998, $2,096 million in 1999 and $8,927 million thereafter. As with time sales and loans, experience has shown that a portion of receivables will be paid prior to contractual maturity and these amounts should not be regarded as forecasts of future cash flows.

     In connection with the sales of financing receivables with recourse, GE Capital received proceeds of $1,239 million in 1994, $1,105 million in 1993, and $1,097 million in 1992. GE Capital's exposure under such recourse provisions is included in "other financial guaranties" in Note 21.

     Nonearning consumer time sales and loans, primarily private-label credit card receivables, amounted to $422 million and $391 million at December 31, 1994 and 1993, respectively. A majority of these receivables was subject to various loss-sharing arrangements that provide full or partial recourse to the originating private-label entity. Nonearning and reduced earning receivables other than consumer time sales and loans were $346 million and $509 million at year-end 1994 and 1993, respectively. Earnings of $4 million and $11 million realized in 1994 and 1993, respectively, were $27 million and $41 million lower than would have been reported had these receivables earned income in accordance with their original terms.

NOTE 5.  ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

The allowance for losses on financing receivables represented 2.63% of total financing receivables at both year-ends 1994 and 1993. The table below shows the activity in the allowance for losses on financing receivables during each of the past three years.

                           (In millions)                           1994       1993       1992
                                                                  ------     ------     ------
    Balance at January 1........................................  $1,730     $1,607     $1,508
    Provisions charged to operations............................     873        987      1,056
    Net transfers related to companies acquired or sold.........     199        126         52
    Amounts written off -- net..................................    (740)      (990)    (1,009)
                                                                  ------     ------     ------
    Balance at December 31......................................  $2,062     $1,730     $1,607
                                                                  ======     ======     ======

     Amounts written off in 1994 were approximately 0.91% of average gross financing receivables outstanding during the year, compared with 1.46% and 1.58% of average gross financing receivables outstanding during 1993 and 1992, respectively.

NOTE 6.  EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1994 and 1993 are shown in the following table:

                               (In millions)                              1994        1993
                                                                         -------     -------
    Original Cost
      Aircraft.........................................................  $ 4,601     $ 3,677
      Vehicles.........................................................    4,542       3,568
      Marine shipping containers.......................................    3,333       2,985
      Railroad rolling stock...........................................    1,605       1,498
      Other............................................................    2,807       2,160
                                                                         -------     -------
                                                                          16,888      13,888
    Accumulated amortization...........................................   (4,029)     (3,238)
                                                                         -------     -------
                                                                         $12,859     $10,650
                                                                         =======     =======

     Amortization of equipment on operating leases was $1,435 million in 1994, $1,395 million in 1993 and $1,133 million in 1992. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1994 totaled $7,329 million and were due $2,306 million in 1995, $1,628 million in 1996, $1,015 million in 1997, $663 million in 1998, $477 million in 1999, and $1,240 million thereafter.

     The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 1994 and 1993, the aggregate amount of such loans, leases and equipment leased to others was $7,571 million and $6,776 million, respectively. In addition, the Corporation had issued financial guaranties and funding commitments of $506 million at December 31, 1994 ($450 million at year-end 1993) and had conditional commitments to purchase aircraft at a cost of $81 million ($865 million at year-end 1993). Included in the Corporation's equipment leased to others at year-end 1994 is $226 million of commercial aircraft off-lease ($244 million in 1993).

NOTE 7.  BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment. Depreciation expense was $227 million for 1994, $197 million for 1993 and $168 million for 1992.

NOTE 8.  OTHER ASSETS

Other assets at December 31, 1994 and 1993 are shown in the table below.

                               (In millions)                              1994        1993
                                                                         -------     -------
    Assets acquired for resale.........................................  $ 3,867     $ 8,141
    Goodwill...........................................................    2,513       1,840
    Investments in and advances to nonconsolidated affiliates..........    2,098       1,574
    Miscellaneous investments..........................................    1,652         887
    Real estate ventures...............................................    1,400       1,374
    Mortgage servicing rights..........................................    1,351         832
    Deferred insurance acquisition costs...............................    1,290         987
    Other intangibles..................................................    1,173         914
    Foreclosed real estate properties..................................      108         213
    Other..............................................................    1,116         803
                                                                         -------     -------
                                                                         $16,568     $17,565
                                                                         =======     =======

     Goodwill, mortgage servicing rights, and other intangibles are shown net of accumulated amortization of $988 million at December 31, 1994 and $781 million at December 31, 1993.

     Investments in and advances to nonconsolidated affiliates included advances of $949 million and $688 million at December 31, 1994 and 1993, respectively. Assets acquired for resale declined $4.3 billion during 1994 primarily due to sales of mortgages associated with the mortgage servicing business.

NOTE 9.  NOTES PAYABLE

Notes payable at December 31, 1994 totaled $91,399 million, consisting of $90,702 million of senior debt and $697 million of subordinated debt. The composite interest rate for the Corporation's finance activities during 1994 was 5.47% compared with 4.96% for 1993 and 5.78% for 1992. Total short-term notes payable at December 31, 1994 and 1993 consisted of the following:

                               (In millions)                              1994        1993
                                                                         -------     -------
    Commercial paper...................................................  $43,697     $46,298
    Current portion of long-term debt..................................    9,695       6,421
    Notes with trust departments of banks..............................    1,793       1,882
    Bank borrowings....................................................      984         197
    Other..............................................................      918         445
                                                                         -------     -------
                                                                         $57,087     $55,243
                                                                         =======     =======

     The average daily balance of short-term debt, excluding the current portion of long-term debt, was $45,729 million in 1994 compared with $43,809 million in 1993 and $40,765 million in 1992. The maximum balances of such debt during each of the past three years were $57,087 million on December 31, 1994, $55,243 million on December 31, 1993 and $50,481 million on December 31, 1992. The average short-term interest rate, including the effects of associated interest and currency swaps discussed below and excluding the current portion of long-term debt, for the year 1994 was 4.53%, representing short-term interest expense divided by the average daily balance, compared with 3.27% for 1993 and 3.93% for 1992. On December 31, 1994 and 1993, average interest rates were 2.46% and 3.25%, respectively, for bank borrowings, 5.90% and 3.39%, respectively, for commercial paper, and 5.66% and 3.10%, respectively, for notes with trust departments of banks.

     Outstanding balances in notes payable after one year at December 31, 1994 and 1993 were as follows.

                                                       WEIGHTED
                                                       AVERAGE
                (Dollars in millions)              INTEREST RATE(A)   MATURITIES    1994      1993
                                                   ----------------   ----------   -------   -------
    Senior notes
      Notes(b)(c)................................         6.41%        1996-2054   $31,332   $22,028
      Reset or remarketed notes(d)...............         8.25         2007-2018     1,025     1,500
      Zero coupon/deep discount notes............        13.58         1996-2001       936     1,407
      Floating rate notes........................          (e)         1996-2053       521       521
      Less unamortized discount/premium..........                                     (199)     (344)
                                                                                   -------   -------
           Total senior notes....................                                   33,615    25,112
                                                                                   -------   -------
    Subordinated notes(f)........................         8.04         2006-2012       697       697
                                                                                   -------   -------
                                                                                   $34,312   $25,809
                                                                                   =======   =======

---------------
(a) Includes the effects of associated interest rate and currency swaps.

(b) At December 31, 1994 and 1993, the Corporation had agreed with others to exchange currencies and related interest payments on principal amounts equivalent to U.S. $12,183 million and $8,101 million, respectively. At December 31, 1994 and 1993, the Corporation also had entered into interest rate swaps with others relating to interest on $24,129 million and $13,224 million, respectively.

(c) At December 31, 1993, counterparties held options under which the Corporation could be caused to execute interest rate swaps associated with interest payments on $500 million.

(d) Interest rates are reset at the end of the initial and each subsequent interest period. At each rate-reset date, the Corporation may redeem notes in whole or in part at its option. Current interest periods range from May 1996 to March 1997.

(e) The rate of interest payable on each note is a variable rate based on the commercial paper rate each month. Interest is payable either monthly or semiannually at the option of the Corporation.

(f) Guaranteed by GE Company.

     At December 31, 1994, long-term borrowing maturities, including the current portion of long-term debt, were $9,695 million in 1995, $10,394 million in 1996, $6,556 million in 1997, $4,507 million in 1998, and $3,417 million in 1999.

     At December 31, 1994 GE Capital had committed lines of credit aggregating $20.8 billion with 131 banks, including $7.0 billion of revolving credit agreements with 69 banks pursuant to which GE Capital has the right to borrow funds for periods exceeding one year. A total of $2.6 billion of these lines were also available for use by GE Capital Services. In addition, at December 31, 1994, approximately $109 million of committed lines of credit were directly available to a foreign affiliate of GE Capital. Also, at December 31, 1994, substantially all of the approximately $3.1 billion of GE Company's credit lines were available for use by GE Capital or GE Capital Services. During 1994, GE Capital, GE Capital Services and GE Company did not borrow under any of these credit lines. The Corporation compensates banks for credit facilities in the form of fees which were immaterial for the past three years.

     Interest rate and currency swaps are employed to achieve the lowest cost of funding for a particular funding strategy. Optimizing funding costs is central to maintaining satisfactory financing spreads (the difference between the yield on financial assets and borrowing costs). The Corporation enters into interest rate swaps and currency swaps (including non-U.S. currency and cross-currency swaps) to modify interest rates and/or currencies of specific debt instruments. For example, to fund U.S. operations, GE Capital may issue fixed-rate debt denominated in a currency other than the U.S. dollar and simultaneously enter into a currency swap to create synthetic fixed-rate U.S. dollar debt with a lower yield than could be achieved directly. Virtually all interest rate and currency swaps have been designated as modifying interest rates and/or currencies associated with specific debt instruments. All other swaps, forward contracts and other derivatives have been designated as hedges of non-U.S. dollar monetary assets or net investments (see Note 21). The debt-associated swaps allow the Corporation to lower its cost of funds by substituting credit risk for interest rate and currency risks. Since the Corporation's principal use of swaps is to optimize funding costs, changes in interest rates and exchange rates underlying swaps would not be expected to have a material impact on the Corporation's financial position or results of operations. The Corporation conducts almost all activities with these instruments in the over-the-counter markets. The Corporation does not engage in derivatives trading or market-making activities.

     Each party in a swap transaction relies on its counterparties to make contractual payments. Given the ways in which the Corporation uses swaps, associated market risk is meaningful only as it relates to how changes in the market value affect credit exposure to individual swap counterparties. To manage counterparty credit exposure, substantially all transactions are executed centrally by the Corporation's Treasury Department, which maintains controls on all exposures, adheres to stringent counterparty credit standards and actively monitors marketplace exposures. All swap activities are carried out within the following credit policy constraints:

     - At inception, counterparties must be rated, at a minimum, Aa3 (Moody's) or AA- (S&P) for swaps of five years or less and Aaa/AAA for swaps in excess of five years.

     - Credit exposure is limited to a market value of $50 million for counterparties rated Aa2/AA and $75 million for those rated Aaa/AAA.

     - All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. The total exposure to market value changes related to credit risk on swaps at December 31, 1994 was $412 million. The Corporation does not anticipate any loss on this exposure.

NOTE 10.  INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits represent policyholders' benefits, unearned premiums and provisions for policy losses and benefits relating to insurance and annuity businesses. The related balances at December 31, 1994 and 1993 follow.

                               (In millions)                              1994        1993
                                                                         -------     -------
    Annuity benefits...................................................  $13,186     $ 8,894
    Other policyholder benefits........................................    6,569       5,862
    Property and casualty reserves.....................................    6,186       5,798
    Financial and mortgage guaranty reserves...........................      725         607
    Unearned premiums..................................................    2,772       1,748
                                                                         -------     -------
                                                                         $29,438     $22,909
                                                                         =======     =======

     The liability for future policy benefits of the life insurance affiliates, included in other policyholder benefits above, has been computed using average yields of 4.0% to 9.1% in 1994 and 6.2% to 10.1% in 1993.

     Activity in the liability for unpaid claims and claims adjustment expenses is summarized as follows for the past three years.

                          (In millions)                          1994        1993        1992
                                                                -------     -------     ------
    Balance at January 1 -- gross.............................  $ 6,405     $ 5,484     $4,565
    Less reinsurance recoverables.............................   (1,142)     (1,191)      (688)
                                                                -------     -------     ------
    Balance at January 1 -- net...............................    5,263       4,293      3,877
    Claims and adjustment expenses incurred
         Current year.........................................    2,016       2,051      1,679
         Prior years..........................................      558         359        117
    Claims and adjustment expenses paid
         Current year.........................................     (543)       (378)      (464)
         Prior years..........................................   (1,432)     (1,048)      (967)
    Other.....................................................       86         (14)        51
                                                                -------     -------     ------
    Balance at December 31 -- net.............................    5,948       5,263      4,293
    Add reinsurance recoverables..............................    1,084       1,142      1,191
                                                                -------     -------     ------
    Balance at December 31 -- gross...........................  $ 7,032     $ 6,405     $5,484
                                                                =======     =======     ======

     Financial guaranties of insurance affiliates as of December 31, 1994 and 1993 are summarized below.

                              (In millions)                              1994         1993
                                                                       --------     --------
    Guaranties, principally on municipal bonds and structured
      finance issues.................................................  $106,726     $101,352
    Reinsurance on bonds/finance issues..............................   (18,954)     (17,287)
    Mortgage insurance risk in force (GE Capital Mortgage
      Insurance).....................................................    31,463       27,022
    Other............................................................       191           84
                                                                       --------     --------
                                                                       $119,426     $111,171
                                                                       ========     ========

     The Corporation's Specialty Insurance businesses are involved significantly in the reinsurance business, ceding reinsurance on both a pro-rata and an excess basis. When the Corporation cedes business to third parties, it is not relieved of its primary obligation to policyholders and reinsureds. Consequently, the Corporation establishes allowances for amounts deemed uncollectible due to the failure of reinsurers to honor their obligations. The Corporation monitors both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers. The maximum amount of individual life insurance retained on any one life is $1,300,000.

     The effects of reinsurance on premiums written and earned were as follows for the past three years.

                                           Written Premiums                 Earned Premiums
                                     ----------------------------     ----------------------------
    (In millions)                     1994       1993       1992       1994       1993       1992
                                     ------     ------     ------     ------     ------     ------
    Direct.........................  $1,816     $1,639     $1,323     $1,787     $1,480     $1,154
    Assumed........................   2,696      2,540      2,030      2,596      2,424      1,989
    Ceded..........................    (550)      (223)      (453)      (558)      (207)      (456)
                                     ------     ------     ------     ------     ------     ------
    Net Premiums...................  $3,962     $3,956     $2,900     $3,825     $3,697     $2,687
                                     ======     ======     ======     ======     ======     ======

     Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $434 million, $304 million and $525 million for the periods ended December 31, 1994, 1993 and 1992, respectively.

NOTE 11.  MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes 8,750 shares of $100 par value variable cumulative preferred stock issued by GE Capital, with a liquidation preference value of $875 million, and 2,400 shares of $0.01 par value variable cumulative preferred stock issued in 1994 by a subsidiary of GE Capital, with a liquidation preference value of $240 million. Dividend rates on the preferred stock ranged from 2.3% to 4.9% during 1994 and from 2.3% to 2.8% during 1993.

NOTE 12.  EQUITY

GE Capital Services preferred stock was $510 million at December 31, 1994. At December 31, 1993, all such preferred shares were held by consolidated affiliates; at December 31, 1994, $10 million of such shares, which were dividended to GE Company in 1994, were held by GE Company and the remainder were held by consolidated affiliates of the Corporation. All other equity is owned entirely by GE Company. Cash dividends paid were $904 million in 1994, $610 million in 1993 and $500 million in 1992. In 1994, GE Company contributed to the Corporation the net assets of the recently acquired Consolidated Insurance Group, which increased the Corporation's additional paid-in capital by $187 million. In 1992, GE Company contributed to the Corporation the assets of GE Computer Services and the minority interest in Financial Insurance Group, which increased the Corporation's additional paid-in capital by $155 million.

     On December 31, 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result of adopting this statement, changes in the fair value of investment securities are reflected, net of tax, in equity. At December 31, 1994, unrealized losses on investment securities were $821 million, a reduction in equity of $1,633 million from year-end 1993. The decrease was primarily attributable to the effect of increases in market interest rates on the fair value of the securities.

     At December 31, 1994 and 1993, the statutory capital and surplus of the Corporation's insurance affiliates totaled $5,657 million and $4,829 million, respectively, and amounts available for the payment of dividends without the approval of the insurance regulators totaled $413 million and $382 million, respectively.

NOTE 13.  EARNED INCOME

Time sales, loan and investment and other income includes the Corporation's share of earnings from equity investees of approximately $169 million, $106 million and $72 million for 1994, 1993 and 1992, respectively.

     Included in earned income from financing leases for 1994, 1993 and 1992 were gains on the sale of equipment at lease completion or early termination of $180 million, $145 million and $126 million, respectively.

NOTE 14.  INTEREST EXPENSE

Interest expense reported in the Statement of Current and Retained Earnings in 1994, 1993 and 1992 is net of interest income on temporary investments of excess funds of $45 million, $42 million and $48 million, respectively, and net of capitalized interest of $9 million, $5 million and $6 million, respectively.

     For purposes of computing the ratio of earnings to fixed charges (the "ratio"), earnings consist of earnings from continuing operations adjusted for the cumulative effect of accounting change, the provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio was
1.65 for 1994, compared with 1.63 for 1993 and 1.46 for 1992.

NOTE 15.  OPERATING AND ADMINISTRATIVE EXPENSES

Employees and retirees of the Corporation and its affiliates are covered under a number of pension, health and life insurance plans. The principal pension plan is the GE Company pension plan, a defined benefit plan, while employees of certain affiliates, including ERC, are covered under separate plans. The Corporation provides health and life insurance benefits to certain of its retired employees, principally through GE Company's benefit program, as well as through plans sponsored by ERC and other affiliates. The annual cost to the Corporation of providing these benefits is not material.

     GE Company adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, in the second quarter of 1993. The Corporation adopted this standard in conjunction with its parent. This Statement requires that employers expense the costs of postemployment benefits (as distinct from postretirement pension, medical and life insurance benefits) over the working lives of their employees. This change principally affects the Corporation's accounting for severance benefits, which previously were expensed when the severance event occurred. The net transition obligation related to the Corporation's employees covered under GE Company postemployment benefit plans is not separately determinable from the GE Company plans as a whole. The net transition obligation for employees covered under separate plans is not material.

     Rental expense relating to equipment the Corporation leases from others for the purposes of subleasing was $262 million in 1994, $239 million in 1993 and $151 million in 1992. Other rental expense was $206 million in 1994, $174 million in 1993 and $125 million in 1992, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 1994, were $403 million in 1995, $370 million in 1996, $341 million in 1997, $321 million in 1998, $299 million in 1999 and $1,693 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

     Amortization of deferred insurance acquisition costs charged to operations in 1994, 1993 and 1992 was $945 million, $817 million and $624 million, respectively.

NOTE 16.  INCOME TAXES

The provision for income taxes is summarized in the following table.

                            (In millions)                           1994      1993      1992
                                                                    ----      ----      ----
    Estimated taxes payable......................................   $447      $221      $307
    Effect of temporary differences..............................    431       428       102
    Investment tax credit amortized..............................    (14)       (7)       (5)
                                                                    ----      ----      ----
                                                                    $864      $642      $404
                                                                    ====      ====      ====

     GE Company files a consolidated U.S. federal income tax return which includes GE Capital Services. The provision for income taxes includes the effect of the Corporation and its affiliates on the consolidated return.

     A reconciliation of the Corporation's actual income tax rate to the U.S. federal statutory rate follows.

                                                                      1994      1993      1992
                                                                      ----      ----      ----
    U.S. federal statutory income tax rate.........................   35.0%     35.0%     34.0%
    Increase (reduction) in rate resulting from:
         Rate increase -- deferred taxes...........................     --       5.2        --
         Tax-exempt income.........................................   (6.9)     (8.3)     (9.6)
         Change in tax-rate assumptions for leveraged leases.......   (1.0)     (1.6)     (2.5)
         State and local taxes.....................................    1.6       0.7       0.7
         Other -- net..............................................    0.6      (1.9)      0.7
                                                                      ----      ----      ----
    Actual income tax rate.........................................   29.3%     29.1%     23.3%
                                                                      ====      ====      ====

     The tax effects of principal temporary differences follow:

                              (In millions)                              1994         1993
                                                                        -------      -------
    Assets
         Provision for losses........................................   $  (876)     $  (831)
         Net unrealized losses on investment securities..............      (468)          --
         Insurance reserves..........................................      (460)        (370)
         Other.......................................................      (838)        (896)
                                                                        -------      -------
    Total deferred tax assets........................................    (2,642)      (2,097)
                                                                        -------      -------
    Liabilities
         Financing leases............................................     5,075        4,917
         Operating leases............................................     1,234          966
         Tax transfer leases.........................................       338          340
         Net unrealized gains on investment securities...............        --          438
         Other.......................................................       932          917
                                                                        -------      -------
    Total deferred tax liabilities...................................     7,579        7,578
                                                                        -------      -------
    Net deferred tax liability.......................................   $ 4,937      $ 5,481
                                                                        =======      =======

NOTE 17.  INDUSTRY SEGMENT DATA

Industry segment operating data and identifiable assets for continuing operations are shown below. Corporate level expenses principally include interest expense related to acquisition debt.

                        (In millions)                             1994         1993         1992
                                                                --------     --------     --------
Earned income:
  Specialty Insurance.........................................  $  4,926     $  4,862     $  3,863
  Consumer Services...........................................     5,508        4,061        3,342
  Equipment Management........................................     5,209        4,323        3,387
  Mid-Market Financing........................................     1,575        1,472        1,283
  Specialized Financing.......................................     2,640        2,543        2,532
                                                                --------     --------     --------
                                                                  19,858       17,261       14,407
     Corporate................................................        17           15           11
                                                                --------     --------     --------
Total earned income...........................................  $ 19,875     $ 17,276     $ 14,418
                                                                ========     ========     ========
Segment operating profit:
  Specialty Insurance.........................................  $    589     $    770     $    641
  Consumer Services...........................................     1,067          709          609
  Equipment Management........................................       624          246          488
  Mid-Market Financing........................................       435          406          234
  Specialized Financing.......................................       536          366           35
                                                                --------     --------     --------
Total segment operating profit................................     3,251        2,497        2,007
     Corporate................................................      (302)        (288)        (272)
                                                                --------     --------     --------
Earnings from continuing operations before income taxes.......     2,949        2,209        1,735
Provision for income taxes....................................       864          642          404
                                                                --------     --------     --------
Net earnings from continuing operations.......................  $  2,085     $  1,567     $  1,331
                                                                ========     ========     ========
Identifiable assets at December 31:
  Specialty Insurance.........................................  $ 22,058     $ 18,915     $ 14,624
  Consumer Services...........................................    54,171       45,773       24,466
  Equipment Management........................................    23,250       19,968       17,700
  Mid-Market Financing........................................    16,362       14,011       12,351
  Specialized Financing.......................................    28,183       27,102       27,691
  Corporate...................................................       943          868        2,178
                                                                --------     --------     --------
Total assets of continuing operations.........................  $144,967     $126,637     $ 99,010
                                                                ========     ========     ========

NOTE 18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows:

                                                                     THREE MONTHS ENDED
                                         ---------------------------------------------------------------------------
                                              MARCH               JUNE              SEPTEMBER           DECEMBER
                                         ---------------     ---------------     ---------------     ---------------
             (In millions)                1994     1993       1994     1993       1994     1993       1994     1993
                                         ------   ------     ------   ------     ------   ------     ------   ------
Earned income..........................  $4,393   $3,710     $4,730   $4,001     $5,097   $4,340     $5,655   $5,225
Expenses:
  Interest.............................   1,011      791      1,083      879      1,128      894      1,323      974
  Operating and administrative.........   1,442    1,217      1,500    1,266      1,386    1,314      1,872    1,847
  Insurance losses and policyholder and
    annuity benefits...................     693      545        779      692      1,089      809        946    1,126
  Provision for losses on financing
    receivables........................     170      255        251      292        186      200        266      240
  Depreciation and amortization of
    buildings and equipment and
    equipment on operating leases......     385      341        383      366        426      376        468      509
Minority interest in net earnings of
  consolidated affiliates..............      24       19         50       26         25       53         40       36
                                         ------   ------     ------   ------     ------   ------     ------   ------
Earnings from continuing operations
  before income taxes..................     668      542        684      480        857      694        740      493
Provision for income taxes.............     187      148        189      124        242      272        246       98
                                         ------   ------     ------   ------     ------   ------     ------   ------
Earnings from continuing operations....     481      394        495      356        615      422        494      395
Earnings (loss) from discontinued
  operations...........................    (151)      57        (32)      58        (89)      71       (917)      54
                                         ------   ------     ------   ------     ------   ------     ------   ------
Net earnings (loss)....................  $  330   $  451     $  463   $  414     $  526   $  493     $ (423)  $  449
                                         ======   ======     ======   ======     ======   ======     ======   ======

     First quarter 1994 discontinued operations included a $210 million ($350 million before tax) charge resulting from the discovery of false trading profits created by the then head U.S. government securities trader at Kidder, Peabody & Co. Incorporated, a subsidiary of Kidder, Peabody. Approximately $143 million ($238 million before tax) of the charge related to periods prior to 1994.

NOTE 19.  RESTRICTED NET ASSETS OF AFFILIATES

Various state and foreign regulations require that the Corporation's investment in certain affiliates be maintained at specified minimum levels to provide additional protection for insurance customers, investment certificate holders and passbook savings depositors. At December 31, 1994 and 1993, such minimum investment levels approximated $5,828 million and $6,363 million, respectively.

NOTE 20.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash used in 1994, 1993 and 1992 included interest paid by the Corporation of $4,150 million, $3,281 million and $3,511 million, respectively, and income taxes paid by the Corporation of $321 million, $189 million and $97 million, respectively.

NOTE 21.  ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which the Corporation is a party. Apart from the Corporation's own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1994 or 1993. Moreover, the disclosed values are representative of fair values only as of the dates indicated. Assets that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such assets include cash and equivalents, investment securities, and other receivables.

     Values are estimated as follows:

TIME SALES AND LOANS. Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

INVESTMENTS IN AND ADVANCES TO ASSOCIATED COMPANIES. Based on market comparables, recent transactions or discounted future cash flows. These equity interests were generally acquired in connection with financing transactions and, for the purpose of this disclosure, fair values were estimated.

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

FINANCIAL GUARANTIES. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

ALL OTHER INSTRUMENTS. Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

     Information about financial instruments that were not carried at fair value at December 31, 1994 and 1993, is shown below.

                                                 1994                                        1993
                               -----------------------------------------   -----------------------------------------
                                                       ESTIMATED FAIR                              ESTIMATED FAIR
                                          CARRYING          VALUE                     CARRYING          VALUE
                               NOTIONAL    AMOUNT    -------------------   NOTIONAL    AMOUNT    -------------------
(In millions)                   AMOUNT     (NET)       HIGH       LOW       AMOUNT     (NET)       HIGH       LOW
                               --------   --------   --------   --------   --------   --------   --------   --------
Assets
  Time sales and loans.......  $     (c)  $ 48,529   $ 49,496   $ 48,840   $     (c)  $ 39,556   $ 41,182   $ 40,490
  Investments in and advances
    to associated
    companies................        (c)     2,098      2,561      2,381         (c)     1,574      2,320      2,156
  Other cash financial
    instruments..............        (c)     1,897      2,026      1,924         (c)     6,226      6,392      6,238
Liabilities
  Borrowings and related
    instruments
    Borrowings(a)(b).........        (c)   (91,399)   (89,797)   (89,797)        (c)   (81,052)   (82,184)   (82,184)
    Interest rate swaps......    24,129         --        135        131     13,724         --       (308)      (308)
    Currency swaps...........    12,183         --         83         83      8,101         --        (32)       (32)
  Annuity benefits...........        (c)   (13,186)   (12,788)   (12,788)        (c)    (8,894)    (8,660)    (8,660)
  Financial guaranties of
    insurance
    affiliates(d)............   119,426     (1,344)      (269)      (348)   111,171     (1,312)      (135)      (220)
Other financial guaranties...     3,508        (44)       (53)       (53)     3,647        (42)       (64)       (66)
Mortgage-related positions
  Mortgage purchase
    commitments..............       205         --         (2)        (2)     3,950         --        (41)       (41)
  Mortgage sale commitments..     1,792         --          2          2      6,426         --         49         49
    Memo: mortgages held for
      sale(e)................        (c)     1,764      1,764      1,764         (c)     5,963      5,983      5,972
Other financial instruments
  Loan commitments...........    13,489         --        (71)      (125)    10,421        (18)       (31)       (34)
  Foreign currency forwards
    and options..............     3,372         --         12         12      1,833         --         (2)        (2)
  Other financial
    instruments..............       314         14         56         53      1,132          4         15         14

---------------
(a) See Note 9.

(b) Includes interest rate and currency swaps.

(c) Not applicable.

(d) See Note 10.

(e) Included in other cash financial instruments.

FOREIGN CURRENCY FORWARDS AND FOREIGN CURRENCY OPTIONS are employed by the Corporation to manage certain exposures to changes in currency exchange rates associated with net investments in foreign affiliates. However, net investments in foreign affiliates are managed principally by funding local currency denominated assets with debt denominated in those same currencies.

NOTE 22.  GEOGRAPHIC SEGMENT INFORMATION

Geographic segment operating data and total assets are as follows.

                                                    EARNED INCOME                 OPERATING PROFIT
                                            -----------------------------     ------------------------
              (In millions)                   1994       1993      1992        1994     1993     1992
                                            --------   --------   -------     ------   ------   ------
United States.............................  $ 16,128   $ 14,746   $12,405     $2,321   $2,046   $1,561
Other areas of the world..................     3,747      2,530     2,013        628      163      174
                                            --------   --------   -------     ------   ------   ------
  Total...................................  $ 19,875   $ 17,276   $14,418     $2,949   $2,209   $1,735
                                            ========   ========   =======     ======   ======   ======

                                                    TOTAL ASSETS
                                            -----------------------------
              (In millions)                   1994       1993      1992
                                            --------   --------   -------
United States.............................  $123,510   $115,245   $89,662
Other areas of the world..................    21,457     11,392     9,348
                                            --------   --------   -------
  Total...................................  $144,967   $126,637   $99,010
                                            ========   ========   =======

     U.S. amounts were derived from the Corporation's operations located in the U.S.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    Omitted

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.   FINANCIAL STATEMENTS
         Included in Part II of this report:
           Independent Auditors' Report
           Statement of Current and Retained Earnings for each of the years in the three-year period ended December 31, 1994
           Statement of Financial Position at December 31, 1994 and 1993
           Statement of Cash Flows for each of the years in the three-year period ended December
              31, 1994
           Notes to Consolidated Financial Statements
(a) 2.   FINANCIAL STATEMENT SCHEDULES
         I.     Condensed financial information of registrant.
         V.     Supplemental information concerning property and casualty insurance operations.

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

     EXHIBIT
     NUMBER                                  DESCRIPTION
    ---------                                -----------
     3 (i)             A complete copy of the Certificate of Incorporation of
                         the Corporation as last amended on February 10, 1993
                         and currently in effect. (Incorporated by reference
                         to Exhibit 3 (i) of the Corporation's Form 10-K
                         Report for the year ended December 31, 1993.)
     3 (ii)            A complete copy of the By-Laws of the Corporation as
                         last amended on June 30, 1994 and currently in
                         effect.
     4 (iii)           Agreement to furnish to the Securities and Exchange
                         Commission upon request a copy of instruments
                         defining the rights of holders of certain long-term
                         debt of the registrant and all subsidiaries for which
                         consolidated or unconsolidated financial statements
                         are required to be filed.
    12(a)              Computation of ratio of earnings to fixed charges.
    12(b)              Computation of ratio of earnings to combined fixed
                         charges and preferred stock dividends.
    23(ii)             Consent of KPMG Peat Marwick LLP.
    24                 Power of Attorney.
    27                 Financial Data Schedule (filed electronically
                         herewith).
    99                 Income Maintenance Agreement dated March 28, 1991
                         between General Electric Company and General Electric
                         Capital Corporation. (Incorporated by reference to
                         Exhibit 28 of the Corporation's Form 10-K Report for
                         the year ended December 31, 1992).

(b)     REPORTS ON FORM 8-K

     None.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.

                   CONDENSED STATEMENT OF FINANCIAL POSITION

(In millions)                                                                   DECEMBER 31,
                                                                            --------------------
                                                                             1994         1993
                                                                            -------      -------
ASSETS
Cash and equivalents.....................................................   $     5      $   100
Investment securities....................................................        --          100
Receivables -- net.......................................................        14           --
Investment in and advances to affiliates.................................    12,640       13,748
                                                                            -------      -------
Total assets.............................................................   $12,659      $13,948
                                                                            =======      =======
LIABILITIES AND EQUITY
Notes payable within one year............................................   $ 2,498      $ 2,340
Accounts and drafts payable..............................................       235          211
Other liabilities........................................................        46           78
                                                                            -------      -------
     Total liabilities...................................................     2,779        2,629
                                                                            -------      -------
Cumulative preferred stock, $10,000 par value (80,000 shares authorized;
  51,000 shares issued and held primarily by affiliates at December 31,
  1994 and 1993).........................................................       510          510
Common stock, $10,000 par value (101 shares authorized and
  outstanding)...........................................................         1            1
Additional paid-in capital...............................................     2,064        1,877
Retained earnings........................................................     8,194        8,212
Unrealized gains (losses) on investment securities held by affiliates....      (821)         812
Foreign currency translation adjustments.................................       (68)         (93)
                                                                            -------      -------
     Total equity........................................................     9,880       11,319
                                                                            -------      -------
Total liabilities and equity.............................................   $12,659      $13,948
                                                                            =======      =======

See Notes to Condensed Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                                                      YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
(In millions)                                                      1994         1993         1992
                                                                  ------       ------       ------
Earned income..................................................   $   --       $   --       $   --
                                                                  ------       ------       ------
Expenses:
  Interest.....................................................      132           91           77
  Operating and administrative.................................      128          211          185
                                                                  ------       ------       ------
Loss before income taxes and equity in earnings of
  affiliates...................................................     (260)        (302)        (262)
Income tax benefit.............................................       80           87           67
Equity in earnings from continuing operations of affiliates....    2,265        1,782        1,526
                                                                  ------       ------       ------
Net earnings from continuing operations........................    2,085        1,567        1,331
Net earnings (loss) from discontinued operations...............   (1,189)         240          168
                                                                  ------       ------       ------
Net earnings...................................................      896        1,807        1,499
Dividends paid.................................................     (914)        (610)        (500)
Retained earnings at January 1.................................    8,212        7,015        6,016
                                                                  ------       ------       ------
Retained earnings at December 31...............................   $8,194       $8,212       $7,015
                                                                  ======       ======       ======

See Notes to Condensed Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.
                       CONDENSED STATEMENT OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                                       -------------------------
(In millions)                                                          1994      1993      1992
                                                                       -----     -----     -----
CASH FLOWS FROM OPERATING ACTIVITIES.................................  $ 549     $ 412     $ 387
                                                                       -----     -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in investment and advances to affiliates....................     16        18        --
  Net change in investment securities................................    100      (100)       41
  Net change in other receivables....................................    (14)       26       (25)
                                                                       -----     -----     -----
  Cash provided from (used for) investing activities.................    102       (56)       16
                                                                       -----     -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in borrowings (less than 90-day maturities).............    158       351        99
  Dividends paid.....................................................   (904)     (610)     (500)
                                                                       -----     -----     -----
  Cash used for financing activities.................................   (746)     (259)     (401)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR..........    (95)       97         2
CASH AND EQUIVALENTS AT BEGINNING OF YEAR............................    100         3         1
                                                                       -----     -----     -----
CASH AND EQUIVALENTS AT END OF YEAR..................................  $   5     $ 100     $   3
                                                                       =====     =====     =====

See Notes to Condensed Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONCLUDED)
                    GENERAL ELECTRIC CAPITAL SERVICES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

INCOME TAXES

     GE Company files a consolidated U.S. federal income tax return which includes GE Capital Services. Income tax benefit includes the effect of GE Capital Services on the consolidated return.

DIVIDENDS FROM AFFILIATES

     In 1994 and 1993, GE Capital Services received dividends of $150 million and $150 million, respectively, from Employers Reinsurance and $575 million and $460 million, respectively, from GE Capital.

DISCONTINUED OPERATIONS

     In November 1994, GE Capital Services elected to terminate the operations of Kidder, Peabody Group Inc. by initiating an orderly liquidation of its assets and liabilities. As part of the liquidation plan, GE Capital Services received securities of Paine Webber Group Inc. valued at $657 million in exchange for certain broker-dealer assets and operations.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

               SCHEDULE V -- SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY AND CASUALTY INSURANCE OPERATIONS
                                 (IN MILLIONS)

                                                             DISCOUNT                                         CLAIMS AND CLAIM
                                                 RESERVES    DEDUCTED                                       ADJUSTMENT EXPENSES
                                                FOR UNPAID     FROM
                                   DEFERRED     CLAIMS AND    UNPAID                                        INCURRED RELATED TO
                                    POLICY        CLAIMS      LOSSES                              NET       --------------------
                                  ACQUISITION   ADJUSTMENT   AND LOSS    UNEARNED    EARNED    INVESTMENT                  PRIOR
                                     COSTS       EXPENSES    EXPENSES    PREMIUMS   PREMIUMS     INCOME     CURRENT YEAR   YEARS
                                  -----------   ----------   ---------   --------   --------   ----------   ------------   -----
December 31, 1994...............     $ 581        $6,911        $27       $2,372     $3,375       $721         $1,885      $558
                                  ==========    ==========   =========   =========  =========  ==========   ============   =====
December 31, 1993...............     $ 403        $6,405        $21       $1,639     $3,301       $594         $2,040      $359
                                  ==========    ==========   =========   =========  =========  ==========   ============   =====
December 31, 1992...............     $ 365        $4,293        $30       $1,538     $2,427       $578         $1,628      $112
                                  ==========    ==========   =========   =========  =========  ==========   ============   =====


                                  AMORTIZATION      PAID
                                  OF DEFERRED    CLAIMS AND
                                     POLICY        CLAIM
                                  ACQUISITION    ADJUSTMENT   PREMIUMS
                                     COSTS        EXPENSES    WRITTEN
                                  ------------   ----------   --------
December 31, 1994...............      $606         $1,946      $3,514
                                  ============   ==========   =========
December 31, 1993...............      $550         $1,425      $3,547
                                  ============   ==========   =========
December 31, 1992...............      $463         $1,392      $2,636
                                  ============   ==========   =========

                                                                  EXHIBIT 4(III)

                                                                  March 29, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Subject: General Electric Capital Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1994 -- File No. 0-14804

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

                                   Very truly yours,

                                       GENERAL ELECTRIC CAPITAL SERVICES, INC.

                                       By:/s/  J. A. PARKE
                                          ------------------------------------
                                          J. A. Parke,
                                          Senior Vice President, Finance

                                                                   EXHIBIT 12(A)

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.
                          AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                  YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------
(Dollar amounts in millions)                            1994      1993      1992      1991      1990
                                                       ------    ------    ------    ------    ------
Earnings from continuing operations.................   $2,085    $1,567    $1,331    $1,215    $1,125
Provision for income taxes..........................      864       642       404       317       319
Minority interest...................................      139       134        40        33        46
Cumulative effect to January 1, 1991, of accounting
  change for postretirement benefits other than
  pensions..........................................       --        --        --         6        --
                                                       ------    ------    ------    ------    ------
Earnings before income taxes, minority interest and
  accounting change.................................    3,088     2,343     1,775     1,571     1,490
                                                       ------    ------    ------    ------    ------
Fixed charges:
  Interest..........................................    4,598     3,585     3,780     4,413     4,497
  One-third of rentals..............................      156       138        92        36        33
                                                       ------    ------    ------    ------    ------
Total fixed charges.................................    4,754     3,723     3,872     4,449     4,530
                                                       ------    ------    ------    ------    ------
Less interest capitalized, net of amortization......        9         4         6         7        19
                                                       ------    ------    ------    ------    ------
Earnings before income taxes, minority interest and
  accounting change, plus fixed charges.............   $7,833    $6,062    $5,641    $6,013    $6,001
                                                       ======    ======    ======    ======    ======
Ratio of earnings to fixed charges..................     1.65      1.63      1.46      1.35      1.32
                                                       ======    ======    ======    ======    ======

                                                                   EXHIBIT 12(B)

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.
                          AND CONSOLIDATED AFFILIATES

 COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK
                                   DIVIDENDS

                                                                  YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------
            (Dollar amounts in millions)                1994      1993      1992      1991      1990
                                                       ------    ------    ------    ------    ------
Earnings from continuing operations..................  $2,085    $1,567    $1,331    $1,215    $1,125
Provision for income taxes...........................     864       642       404       317       319
Minority interest....................................     139       134        40        33        46
Cumulative effect to January 1, 1991, of accounting
  change for postretirement benefits other than
  pensions...........................................      --        --        --         6        --
                                                       ------    ------    ------    ------    ------
Earnings before income taxes, minority interest and
  accounting change..................................   3,088     2,343     1,775     1,571     1,490
                                                       ------    ------    ------    ------    ------
Fixed charges:
  Interest...........................................   4,598     3,585     3,780     4,413     4,497
  One-third of rentals...............................     156       138        92        36        33
                                                       ------    ------    ------    ------    ------
Total fixed charges..................................   4,754     3,723     3,872     4,449     4,530
                                                       ------    ------    ------    ------    ------
Less interest capitalized, net of amortization.......       9         4         6         7        19
                                                       ------    ------    ------    ------    ------
Earnings before income taxes, minority interest and
  accounting change, plus fixed charges..............  $7,833    $6,062    $5,641    $6,013    $6,001
                                                       ======    ======    ======    ======    ======
Preferred stock dividend requirements................  $    1    $   --    $   --    $   --    $   --
Ratio of earnings from continuing operations before
  provisions for income taxes to earnings from
  continuing operations..............................    1.41        --        --        --        --
                                                       ------    ------    ------    ------    ------
Preferred stock dividend factor on pre-tax basis.....       1        --        --        --        --
Fixed charges........................................   4,754     3,723     3,872     4,449     4,530
                                                       ------    ------    ------    ------    ------
Total fixed charges and preferred stock dividend
  requirements.......................................  $4,755    $3,723    $3,872    $4,449    $4,530
                                                       ======    ======    ======    ======    ======
Ratio of earnings to combined fixed charges and
  preferred stock dividends..........................    1.65      1.63      1.46      1.35      1.32
                                                       ======    ======    ======    ======    ======

                                                                  EXHIBIT 23(II)

To the Board of Directors
General Electric Capital Services, Inc.

     We consent to incorporation by reference in the Registration Statement on Form S-3 (No. 33-7348) of General Electric Capital Services, Inc. of our report dated February 10, 1995, relating to the statement of financial position of General Electric Capital Services, Inc. and consolidated affiliates as of December 31, 1994 and 1993 and the related statements of current and retained earnings and cash flows and related schedules for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 annual report on Form 10-K of General Electric Capital Services, Inc. Our report refers to a change in 1993 in the method of accounting for investments in certain securities.

/s/ KPMG PEAT MARWICK LLP

Stamford, Connecticut
March 31, 1995

                                                                      EXHIBIT 24
                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Services, Inc., a Delaware corporation (the "Corporation"), hereby constitutes and appoints Gary C. Wendt, James A. Parke, Joan C. Amble and Burton J. Kloster, Jr., and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1994, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 29th day of March, 1995.

/s/ GARY C. WENDT                              /s/ JAMES A. PARKE
------------------------------------------     ------------------------------------------
Gary C. Wendt,                                 James A. Parke,
Chairman of the Board,                         Senior Vice President, Finance
President and Chief Executive Officer          (Principal Financial Officer)
(Principal Executive Officer)

/s/ JOAN C. AMBLE
---------------------------------------------------
Joan C. Amble

Vice President and Controller
(Principal Accounting Officer)

/s/ KAJ AHLMANN                                /s/ HUGH J. MURPHY
------------------------------------------     ------------------------------------------
Kaj Ahlmann, Director                          Hugh J. Murphy, Director

/s/ NIGEL D. T. ANDREWS                        /s/ DENIS J. NAYDEN
------------------------------------------     ------------------------------------------
Nigel D. T. Andrews, Director                  Denis J. Nayden, Director

/s/ JAMES R. BUNT                              /s/ MICHAEL A. NEAL
------------------------------------------     ------------------------------------------
James R. Bunt, Director                        Michael A. Neal, Director

/s/ DENNIS D. DAMMERMAN                        /s/ JOHN M. SAMUELS
------------------------------------------     ------------------------------------------
Dennis D. Dammerman, Director                  John M. Samuels, Director

/s/ PAOLO FRESCO                               /s/ EDWARD D. STEWART
------------------------------------------     ------------------------------------------
Paolo Fresco, Director                         Edward D. Stewart, Director

/s/ DALE F. FREY                               /s/ JOHN F. WELCH, JR.
------------------------------------------     ------------------------------------------
Dale F. Frey, Director                         John F. Welch, Jr., Director

------------------------------------------
Benjamin W. Heineman, Jr., Director

A MAJORITY OF THE BOARD OF DIRECTORS

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GENERAL ELECTRIC CAPITAL SERVICES, INC.

    March 29, 1995     By: /s/                GARY C. WENDT
                           ---------------------------------------------------
                           (GARY C. WENDT)
                           PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                SIGNATURE                                 TITLE                        DATE
                ---------                                 -----                        ----

          /s/  GARY C. WENDT                 Chairman of the Board,               March 29, 1995
------------------------------------------   President and Chief Executive
             (GARY C. WENDT)                 Officer (Principal Executive
                                             Officer)

         /s/  JAMES A. PARKE                 Senior Vice President, Finance       March 29, 1995
------------------------------------------   (Principal Financial Officer)
             (JAMES A. PARKE)

         /s/  JOAN C. AMBLE                  Vice President and Controller        March 29, 1995
------------------------------------------   (Principal Accounting Officer)
             (JOAN C. AMBLE)

               KAJ AHLMANN                   Director

           NIGEL D. T. ANDREWS               Director

              JAMES R. BUNT                  Director

           DENNIS D. DAMMERMAN               Director

               PAOLO FRESCO                  Director

               DALE F. FREY                  Director

              HUGH J. MURPHY                 Director                     /s/  JOAN C. AMBLE
                                                                    ------------------------------
             DENIS J. NAYDEN                 Director                         (JOAN C. AMBLE)
                                                                              Attorney-in-fact
             MICHAEL A. NEAL                 Director                          March 29, 1995

             JOHN M. SAMUELS                 Director

            EDWARD D. STEWART                Director

            JOHN F. WELCH, JR.               Director


A majority of the Board of Directors

                                                                File No. 0-14804
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                               ------------------

                    GENERAL ELECTRIC CAPITAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                               ------------------

                                    EXHIBITS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER                                   DESCRIPTION
  --------      --------------------------------------------------------------------
   3 (i)        A complete copy of the Certificate of Incorporation of the
                  Corporation as last amended on February 10, 1993 and currently in effect. (Incorporated by reference to Exhibit 3 (i) of the
                  Corporation's Form 10-K Report for the year ended December 31,
                  1993.)
   3 (ii)       A complete copy of the By-Laws of the Corporation as last amended on
                  June 30, 1994 and currently in effect.
   4 (iii)      Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.
  12(a)         Computation of ratio of earnings to fixed charges.
  12(b)         Computation of ratio of earnings to combined fixed charges and preferred stock dividends.
  23(ii)        Consent of KPMG Peat Marwick LLP.
  24            Power of Attorney.
  27            Financial Data Schedule (filed electronically herewith).
  99            Income Maintenance Agreement dated March 28, 1991 between General
                  Electric Company and General Electric Capital Corporation.
                  (Incorporated by reference to Exhibit 28 of the Corporation's Form
                  10-K Report for the year ended December 31, 1992).