Form 10-Q
period 1995-04-01
GENERAL ELECTRIC CAPITAL SERVICES INC/
filed 1995-05-15
CIK 797463

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                         ---------------------------
                                   FORM 10-Q
                         ---------------------------
         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1995
                                      OR
         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO _______
                         ---------------------------
                        COMMISSION FILE NUMBER 0-14804
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

                                  (203) 357-4000
               (Registrant's telephone number, including area code)

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
     At April 28, 1995, 101 shares of common stock with a par value of $10,000 were outstanding.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I -- FINANCIAL INFORMATION.

   Item 1. Financial Statements.                                                 1

  Item 2. Management's Discussion and Analysis of Results of Operations.         5

  Exhibit 12. Computation of Ratio of Earnings to Fixed Charges and
     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
     Stock Dividends.                                                            7

PART II -- OTHER INFORMATION.

   Item 6. Exhibits and Reports on Form 8-K.                                     8

  Signatures.                                                                    9

  Index to Exhibits.                                                            10

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                  (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                      -------------------------------
(In millions)                                                         APRIL 1, 1995     APRIL 2, 1994
                                                                      -------------     -------------
EARNED INCOME                                                            $ 5,754           $ 4,393
                                                                      -------------     -------------
EXPENSES
Interest                                                                   1,543             1,010
Operating and administrative                                               1,736             1,443
Insurance losses and policyholder and annuity benefits                     1,091               693
Provision for losses on financing receivables                                 79               170
Depreciation and amortization of buildings and equipment and
  equipment on operating leases                                              452               385
Minority interest in net earnings of consolidated affiliates                  27                24
                                                                      -------------     -------------
                                                                           4,928             3,725
                                                                      -------------     -------------
EARNINGS
Earnings from continuing operations before income taxes                      826               668
Provision for income taxes                                                  (267)             (187)
                                                                      -------------     -------------
Earnings from continuing operations                                          559               481
Loss from discontinued operations                                             --              (151)
                                                                      -------------     -------------
NET EARNINGS                                                                 559               330
Dividends                                                                   (193)             (187)
Retained earnings at beginning of period                                   8,194             8,212
                                                                      -------------     -------------
RETAINED EARNINGS AT END OF PERIOD                                       $ 8,560           $ 8,355
                                                                       =========         =========

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                  APRIL 1, 1995
(In millions)                                                     -------------     DECEMBER 31, 1994
                                                                   (UNAUDITED)      -----------------
ASSETS
Cash and equivalents                                                $   1,596           $   1,218
Investment securities                                                  32,294              30,872
Financing receivables
  Time sales and loans, net of deferred income                         53,817              50,021
  Investment in financing leases, net of deferred income               29,832              28,398
                                                                  -------------     -----------------
                                                                       83,649              78,419
  Allowance for losses on financing receivables                        (2,199)             (2,062)
                                                                  -------------     -----------------
     Financing receivables -- net                                      81,450              76,357
Other receivables -- net                                                6,377               6,012
Equipment on operating leases (at cost), less accumulated
  amortization of $4,281 and $4,029                                    13,084              12,859
Other assets                                                           18,253              17,649
Assets of discontinued securities broker-dealer operations              2,397               8,613
                                                                  -------------     -----------------

TOTAL ASSETS                                                        $ 155,451           $ 153,580
                                                                    =========       =============

LIABILITIES AND EQUITY
Notes payable within one year                                       $  54,768           $  57,087
Senior notes payable after one year                                    42,151              33,615
Subordinated notes payable after one year                                 697                 697
Insurance liabilities, reserves and annuity benefits                   29,850              29,438
Other liabilities                                                       7,951               8,093
Deferred income taxes                                                   5,432               4,937
Liabilities of discontinued securities broker-dealer operations         2,645               8,868
                                                                  -------------     -----------------
  Total liabilities                                                   143,494             142,735
                                                                  -------------     -----------------
Minority interest in equity of consolidated affiliates                  1,475               1,465
                                                                  -------------     -----------------
Capital stock                                                              11                  11
Additional paid-in capital                                              2,064               2,064
Retained earnings                                                       8,560               8,194
Unrealized losses on investment securities                               (112)               (821)
Currency translation adjustments                                          (41)                (68)
                                                                  -------------     -----------------
  Total equity                                                         10,482               9,380
                                                                  -------------     -----------------

TOTAL LIABILITIES AND EQUITY                                        $ 155,451           $ 153,580
                                                                    =========       =============

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                    ---------------------------------
(In millions)                                                       APRIL 1, 1995       APRIL 2, 1994
                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                          $     559            $   330
Adjustments for discontinued operations                                      --                151
Adjustments to reconcile net earnings to cash provided from
  operating activities:
  Provision for losses on financing receivables                              79                170
  Depreciation and amortization of buildings and equipment and
     equipment on operating leases                                          452                385
  Other -- net                                                              307               (267)
                                                                    -------------       -------------
     Cash from continuing operating activities                            1,397                769
     Cash from (used for) discontinued operating activities                 949             (1,500)
                                                                    -------------       -------------
     Cash provided from (used for) operating activities                   2,346               (731)
                                                                    -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers                                          (11,718)            (6,387)
Principal collections from customers                                      9,870              5,412
Investment in assets on financing leases                                 (2,351)            (1,348)
Principal collections on financing leases                                 1,551              1,176
Net decrease in credit card receivables                                     459                247
Buildings and equipment and equipment on operating leases:
  -- additions                                                           (1,310)              (889)
  -- dispositions                                                           549                 41
Payments for principal businesses purchased, net of cash acquired        (1,627)              (565)
Purchases of investment securities by insurance affiliates and
  annuity businesses                                                     (3,038)            (2,283)
Dispositions and maturities of investment securities by insurance
  affiliates and annuity businesses                                       2,850              2,371
Other -- net                                                               (449)               972
                                                                    -------------       -------------
  Cash used for investing activities -- continuing operations            (5,214)            (1,253)
  Cash from investing activities -- discontinued operations                 227                104
                                                                    -------------       -------------
  Cash used for investing activities                                     (4,987)            (1,149)
                                                                    -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)                    (4,126)              (652)
Newly issued debt -- short-term (maturities 91-365 days)                    563                762
                    -- long-term senior                                  11,965              3,428
Repayments and other reductions -- short-term (maturities 91-365
                                days)                                    (3,712)            (3,194)
                                    -- long-term senior                      --               (273)
Principal payments -- non-recourse, leveraged lease debt                    (99)               (99)
Proceeds from sales of investment and annuity contracts                     387                146
Redemption of investment and annuity contracts                             (590)              (234)
Dividends paid                                                             (193)              (187)
Issuance of variable cumulative preferred stock by consolidated
  affiliate                                                                  --                240
                                                                    -------------       -------------
  Cash from (used for) financing activities -- continuing
     operations                                                           4,195                (63)
  Cash from (used for) financing activities -- discontinued
     operations                                                          (1,176)             1,396
                                                                    -------------       -------------
  Cash provided from financing activities                                 3,019              1,333
                                                                    -------------       -------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 378               (547)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                               1,218              1,520
                                                                    -------------       -------------
CASH AND EQUIVALENTS AT END OF PERIOD                                 $   1,596            $   973
                                                                      =========          =========

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Services, Inc. ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"), except as discussed in Note 4 below. All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of April 1, 1995, the statement of cash flows for the three-month interim periods ended April 1, 1995, and April 2, 1994, and the results of operations for the three-month interim periods ended April 1, 1995, and April 2, 1994, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and notes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three months ended April 1, 1995, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges was 1.53 for the three months ended April 1, 1995. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio of earnings to combined fixed charges and preferred stock dividends was 1.53 for the three months ended April 1, 1995.

4. In November 1994, the Corporation elected to terminate the operations of Kidder, Peabody Group Inc. (Kidder, Peabody) by initiating an orderly liquidation of its assets and liabilities. The financial results of the discontinued securities broker-dealer operations are shown on a "one-line" basis in the condensed, consolidated financial statements.

5. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, on January 1, 1995 (together, the Statements). The Statements modify the accounting and disclosures that apply to impaired loans, which are loans for which management believes it is probable the Corporation will be unable to collect all amounts due under original contract terms based on insufficient cash flows and collateral values. The Statements do not apply to large groups of smaller-balance homogeneous loans. The Corporation's impaired loans are primarily commercial real estate loans, originated prior to the severe market downturn in the early 1990's, which have been restructured from their original terms. This accounting change had no effect on the Corporation's earnings or financial position because the Corporation's existing allowance for losses was appropriate under both the Corporation's previous accounting policy as well as the newly-adopted policy. At April 1, 1995, the recorded investment in impaired loans requiring an allowance for losses in accordance with these standards was $625 million, on which the portion of the Corporation's previously recorded allowance required by the Statements was $282 million. The Statements also require disclosure of loans for which the recorded investment is recoverable but meet the technical definition of "impaired" because the net investment has been reduced through previous charge-offs or deferral of income recognition. The amount of such loans, which do not require any specific allowance for losses because of their recoverability, was $452 million at April 1, 1995. Interest income on impaired loans is recognized either as cash is collected or on a cost recovery basis as conditions warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     Net earnings for the first quarter of 1995, all from continuing operations, were $559 million, a $229 million increase from the first quarter of 1994. The first quarter of 1994 included a $151 million loss ($249 million pretax) from the discontinued operations of Kidder, Peabody Group Inc. (Kidder, Peabody).

DISCONTINUED OPERATIONS

     In November 1994, the Corporation elected to terminate the operations of Kidder, Peabody by initiating an orderly liquidation of its assets and liabilities, including the sale of certain assets and operations to Paine Webber Group Inc. The Corporation expects this liquidation will be largely complete by the end of 1995.

OPERATING RESULTS FROM CONTINUING OPERATIONS

     EARNINGS FROM CONTINUING OPERATIONS were $559 million for the first quarter of 1995, up 16% from $481 million for the first quarter of 1994.

     Earnings of the Corporation's lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. The Corporation's increase in net earnings principally resulted from a higher average level of invested assets and lower provisions for losses on financing receivables, partially offset by a decrease in spreads, as the increase in interest rates paid on borrowings exceeded the increase in yields.

     EARNED INCOME from continuing operations increased $1,361 million (31%) to $5,754 million for the first quarter of 1995 over the first quarter of 1994.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $956 million (28%) over the comparable prior-year period principally reflecting a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses, and increased yields. Earned income from the Corporation's specialty insurance businesses increased $393 million (38%) over the comparable prior-year period, primarily reflecting growth in premium and investment income in the property and casualty reinsurance business due to a business acquisition during the past year and increased volume.

     INTEREST EXPENSE for the first quarter of 1995 increased $533 million (53%) from the first quarter of the prior year. The increase reflected the effects of significantly higher interest rates and additional borrowings required to finance the higher level of invested assets. The Corporation's composite interest rate on borrowings for the first quarter of 1995 was 6.65%, compared with 4.89% for the first quarter of 1994.

     OPERATING AND ADMINISTRATIVE EXPENSES were $1,736 million in the first quarter of 1995, up 20% over the first quarter of 1994. This increase reflected operating costs associated with the higher level of assets, largely the result of businesses and portfolios acquired over the past year.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS were $1,091 million for the first quarter of 1995, compared with $693 million during the first quarter of 1994, principally as a result of growth in the property and casualty reinsurance business, annuity benefits credited to customers of the annuity business resulting from 1994 acquisitions and continued adverse loss development in private mortgage pool insurance.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES during the first quarter of 1995 was $79 million, compared with $170 million during the comparable prior-year period, principally reflecting improved credit quality of the portfolio.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES was $452 million in the first quarter of 1995, $67 million higher than in the first quarter of 1994, reflecting higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).
     PROVISION FOR INCOME TAXES for the first quarter of 1995 was $267 million (an effective tax rate of 32%) compared with $187 million (28%) for the comparable prior-year period. The higher provision for income taxes was primarily due to increased pre-tax earnings subject to regular tax rates. The increase in the effective tax rate was primarily attributable to proportionately lower tax-exempt income on investment securities, lower amortized tax credits and reduced earnings on leveraged leases with effective tax rates lower than statutory rates.

PORTFOLIO QUALITY

     Financing revenues are directly related to the largest financing asset, the portfolio of financing receivables. The portfolio, net of allowance for losses, aggregated $81.4 billion at April 1, 1995, an increase of $5.1 billion (7%) from year-end 1994. The related allowance for losses was $2.2 billion (2.63% of receivables -- the same level as at the end of 1994) and is, in management's judgment, appropriate given the risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows. "Nonearning" receivables are those that are 90 days or more delinquent and "reduced earning" receivables are those that have been restructured such that the interest rate is below market.

     CONSUMER loans receivable, primarily retailer and auto, were $24.5 billion at April 1, 1995, an increase of $1.4 billion from the end of 1994. In addition, the Corporation's investment in consumer auto finance lease receivables was $8.3 billion at April 1, 1995, an increase of $0.8 billion from the end of 1994. Nonearning receivables increased to $557 million at April 1, 1995, from $422 million at December 31, 1994, primarily related to acquisitions. Write-offs of retailer and auto financing receivables were $143 million for the first quarter of 1995, compared with $131 million for the first quarter of 1994.

     COMMERCIAL REAL ESTATE LOANS classified as financing receivables by the Commercial Real Estate business were $12.3 billion at April 1, 1995, compared with $11.9 billion at December 31, 1994. In addition, the investment portfolio of the Corporation's annuity business included approximately $1.4 billion of commercial property loans at April 1, 1995, which remained unchanged from December 31, 1994. The April 1, 1995, commercial real estate portfolio also included, in other assets, $2.4 billion of assets acquired for resale from various institutions compared with $2.1 billion at December 31, 1994. In addition, at April 1, 1995, investments in real estate ventures amounting to $1.4 billion were included in other assets (unchanged from year-end 1994). Nonearning and reduced earning receivables were $182 million at April 1, 1995, essentially the same as at the prior year end. Write-offs of Commercial Real Estate loans were $57 million for the first three months of 1995, compared with $29 million for the comparable prior-year period.

     OTHER FINANCING RECEIVABLES relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables increased to $191 million at April 1, 1995, from $165 million at the prior year end. This portfolio included approximately $2.4 billion of financings provided for highly leveraged management buyouts and corporate recapitalizations at April 1, 1995, essentially unchanged from December 31, 1994.

     The Corporation's aggregate loans and leases to commercial airlines at April 1, 1995, approximated $7.6 billion, essentially unchanged from December 31, 1994.

OTHER MATTERS

     As 1995 progresses, management continues to believe that the diversity and strength of the Corporation's assets, along with vigilant attention to risk management, positions it to deal effectively with a changing global economic environment.

                                                                      EXHIBIT 12

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                      AND
 COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK
                                   DIVIDENDS

                        THREE MONTHS ENDED APRIL 1, 1995

                                  (Unaudited)

                                                                                       RATIO OF
                                                                                      EARNINGS TO
                                                                       RATIO OF        COMBINED
                                                                       EARNINGS      FIXED CHARGES
                                                                       TO FIXED      AND PREFERRED
(Dollar amounts in millions)                                           CHARGES      STOCK DIVIDENDS
                                                                       --------     ---------------
Net earnings                                                            $  559          $   559

Provision for income taxes                                                 267              267

Minority interest in net earnings of consolidated affiliates                27               27
                                                                       --------         -------

Earnings before provision for income taxes and minority interest           853              853
                                                                       --------         -------

Fixed charges:
  Interest                                                               1,561            1,561
  One-third of rentals                                                      37               37
                                                                       --------         -------

Total fixed charges                                                      1,598            1,598
                                                                       --------         -------

Less capitalized interest, net of amortization                               3                3
                                                                       --------         -------

Earnings before provision for income taxes and minority interest
  plus fixed charges                                                    $2,448          $ 2,448
                                                                        ======      ===========

Ratio of earnings to fixed charges                                        1.53
                                                                        ======

Preferred stock dividend requirements                                                   $    --

Ratio of earnings before provision for income taxes to net earnings                        1.48

Preferred stock dividend factor on pre-tax basis                                             --

Fixed charges                                                                             1,598
                                                                                        -------

Total fixed charges and preferred stock dividend requirements                           $ 1,598
                                                                                    ===========

Ratio of earnings to combined fixed charges and preferred stock
  dividends                                                                                1.53
                                                                                    ===========

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.EXHIBITS.

       Exhibit 12. Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

       Exhibit 27. Financial Data Schedule (filed electronically only).

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

                                   GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                                (Registrant)

Date:  May 15, 1995                       By:                     /s/  J. A.
                                          PARKE
                                          ---------------------------------------------------------
                                          J. A. Parke, Senior Vice President, Finance
                                          (Principal Financial Officer)

Date:  May 15, 1995                       By:                     /s/  J. C.
                                          AMBLE
                                          ---------------------------------------------------------
                                          J. C. Amble, Vice President and Controller
                                          (Principal Accounting Officer)

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                       PAGE NO.
- -----------                                                                       --------
     12         Computation of ratio of earnings to fixed charges and
                computation of
                ratio of earnings to combined fixed charges and preferred stock
                dividends                                                             7

     27         Financial Data Schedule (filed electronically only)