Form 10-Q
period 1995-07-01
GENERAL ELECTRIC FINANCIAL SERVICES INC
filed 1995-08-11
CIK 797463

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                          ---------------------------
                                   FORM 10-Q
                          ---------------------------
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                                   ------- TO
                                    -------
                          ---------------------------

                         COMMISSION FILE NUMBER 0-14804
                          ---------------------------
                    GENERAL ELECTRIC CAPITAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        06-1109503
         (State or other jurisdiction of                         (I.R.S. Employer
          incorporation or organization)                        Identification No.)

   260 LONG RIDGE ROAD, STAMFORD, CONNECTICUT                          06927
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

     At July 28, 1995, 101 shares of common stock with a par value of $10,000 were outstanding.

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I -- FINANCIAL INFORMATION.

   Item 1. Financial Statements..............................................    1

  Item 2. Management's Discussion and Analysis of Results of Operations......    4

  Exhibit 12. Computation of Ratio of Earnings to Fixed Charges and
     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
     Stock Dividends.........................................................    7

PART II -- OTHER INFORMATION.

   Item 6. Exhibits and Reports on Form 8-K..................................    8

  Signatures.................................................................    9

  Index to Exhibits..........................................................   10

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES
              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS
                                  (Unaudited)

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  ---------------------------     ---------------------------
                 (In millions)                    JULY 1, 1995   JULY 2, 1994     JULY 1, 1995   JULY 2, 1994
                                                  ------------   ------------     ------------   ------------
EARNED INCOME...................................     $6,415         $4,730          $ 12,169        $9,123
                                                     ------         ------           -------        ------
EXPENSES
Interest........................................      1,677          1,084             3,220         2,094
Operating and administrative....................      1,901          1,499             3,637         2,942
Insurance losses and policyholder and annuity
  benefits......................................      1,223            779             2,314         1,472
Provision for losses on financing receivables...        279            251               358           421
Depreciation and amortization of buildings and
  equipment and equipment on operating leases...        491            383               943           768
Minority interest in net earnings of
  consolidated affiliates.......................         26             50                53            74
                                                     ------         ------           -------        ------
                                                      5,597          4,046            10,525         7,771
                                                     ------         ------           -------        ------
EARNINGS
Earnings from continuing operations before
  income taxes..................................        818            684             1,644         1,352
Provision for income taxes......................       (246)          (189)             (513)         (376)
                                                     ------         ------           -------        ------
Earnings from continuing operations.............        572            495             1,131           976
Loss from discontinued operations...............         --            (32)               --          (183)
                                                     ------         ------           -------        ------
NET EARNINGS....................................        572            463             1,131           793
Dividends.......................................       (205)           (87)             (398)         (274)
Retained earnings at beginning of period........      8,560          8,355             8,194         8,212
                                                     ------         ------           -------        ------
RETAINED EARNINGS AT END OF PERIOD..............     $8,927         $8,731          $  8,927        $8,731
                                                     ======         ======           =======        ======

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                  JULY 1, 1995
                         (In millions)                            ------------     DECEMBER 31, 1994
                                                                  (UNAUDITED)      -----------------
ASSETS
Cash and equivalents............................................    $  1,733           $   1,218
Investment securities...........................................      33,500              30,872
Financing receivables
  Time sales and loans, net of deferred income..................      54,252              50,021
  Investment in financing leases, net of deferred income........      32,568              28,398
                                                                    --------            --------
                                                                      86,820              78,419
  Allowance for losses on financing receivables.................      (2,283)             (2,062)
                                                                    --------            --------
     Financing receivables -- net...............................      84,537              76,357
Other receivables -- net........................................       6,797               6,012
Equipment on operating leases (at cost), less accumulated
  amortization of $4,537 and $4,029.............................      13,769              12,859
Other assets....................................................      19,148              17,649
Assets of discontinued securities broker-dealer operations......       2,020               8,613
                                                                    --------            --------
TOTAL ASSETS....................................................    $161,504           $ 153,580
                                                                    ========            ========
LIABILITIES AND EQUITY
Notes payable within one year...................................    $ 54,455           $  57,087
Senior notes payable after one year.............................      45,205              33,615
Subordinated notes payable after one year.......................         697                 697
Insurance liabilities, reserves and annuity benefits............      30,202              29,438
Other liabilities...............................................       9,096               8,093
Deferred income taxes...........................................       5,907               4,937
Liabilities of discontinued securities broker-dealer
  operations....................................................       2,406               8,868
                                                                    --------            --------
  Total liabilities.............................................     147,968             142,735
                                                                    --------            --------
Minority interest in equity of consolidated affiliates..........       2,119               1,465
                                                                    --------            --------
Capital stock...................................................          11                  11
Additional paid-in capital......................................       2,071               2,064
Retained earnings...............................................       8,927               8,194
Unrealized gains (losses) on investment securities..............         425                (821)
Currency translation adjustments................................         (17)                (68)
                                                                    --------            --------
  Total equity..................................................      11,417               9,380
                                                                    --------            --------
TOTAL LIABILITIES AND EQUITY....................................    $161,504           $ 153,580
                                                                    ========            ========

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                       CONDENSED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                    ---------------------------------
                          (In millions)                             JULY 1, 1995        JULY 2, 1994
                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings......................................................    $   1,131            $   793
Adjustments for discontinued operations...........................           --                183
Adjustments to reconcile net earnings to cash provided from
  operating activities:
  Provision for losses on financing receivables...................          358                421
  Depreciation and amortization of buildings and equipment and
     equipment on operating leases................................          943                768
  Other -- net....................................................        1,349                202
                                                                      ---------          ---------
     Cash provided from continuing operating activities...........        3,781              2,367
     Cash provided from discontinued operating activities.........        1,202                 41
                                                                      ---------          ---------
     Cash provided from operating activities......................        4,983              2,408
                                                                      ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers....................................      (22,225)           (13,242)
Principal collections from customers..............................       20,394             10,880
Investment in assets on financing leases..........................       (6,497)            (3,892)
Principal collections on financing leases.........................        3,243              2,516
Net decrease (increase) in credit card receivables................          250                (10)
Buildings and equipment and equipment on operating leases:
     -- additions.................................................       (3,050)            (1,706)
     -- dispositions..............................................        1,303                849
Payments for principal businesses purchased, net of cash
  acquired........................................................       (1,880)            (1,053)
Purchases of investment securities by insurance affiliates and
  annuity businesses..............................................       (6,142)            (5,218)
Dispositions and maturities of investment securities by insurance
  affiliates and annuity businesses...............................        6,209              4,322
Other -- net......................................................       (1,433)             3,493
                                                                      ---------          ---------
     Cash used for investing activities -- continuing
      operations..................................................       (9,828)            (3,061)
     Cash provided from investing activities -- discontinued
      operations..................................................           85                236
                                                                      ---------          ---------
     Cash used for investing activities...........................       (9,743)            (2,825)
                                                                      ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less).............       (4,763)            (3,680)
Newly issued debt -- short-term (maturities 91-365 days)..........        1,211              1,493
                    -- long-term senior...........................       18,734              8,933
Repayments and other reductions -- short-term (maturities 91-365
                               days)..............................       (8,489)            (4,721)
                                    -- long-term senior...........           --               (984)
Proceeds from sales of investment and annuity contracts...........        1,097                386
Redemption of investment and annuity contracts....................       (1,449)              (470)
Principal payments -- non-recourse, leveraged lease debt..........         (157)              (164)
Dividends paid....................................................         (398)              (274)
Issuance of variable cumulative preferred stock by consolidated
  affiliates......................................................          645                240
                                                                      ---------          ---------
     Cash provided from financing activities -- continuing
      operations..................................................        6,431                759
     Cash used for financing activities -- discontinued
      operations..................................................       (1,156)              (277)
                                                                      ---------          ---------
     Cash provided from financing activities......................        5,275                482
                                                                      ---------          ---------
INCREASE IN CASH AND EQUIVALENTS..................................          515                 65
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD.......................        1,218              1,520
                                                                      ---------          ---------
CASH AND EQUIVALENTS AT END OF PERIOD.............................    $   1,733            $ 1,585
                                                                      =========          =========

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

             NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Services, Inc. ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"), except as discussed in Note 4 below. All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of July 1, 1995, the statement of cash flows for the six-month interim periods ended July 1, 1995, and July 2, 1994, and the results of operations for the three and six-month interim periods ended July 1, 1995, and July 2, 1994, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and notes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three and six months ended July 1, 1995, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges was 1.51 for the six months ended July 1, 1995. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest and discount on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio of earnings to combined fixed charges and preferred stock dividends was 1.51 for the six months ended July 1, 1995.

4. In November 1994, the Corporation elected to terminate the operations of Kidder, Peabody Group Inc. (Kidder, Peabody) by initiating an orderly liquidation of its assets and liabilities. The financial results of the discontinued securities broker-dealer operations are shown on a "one-line" basis in the condensed, consolidated financial statements.

5. The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, on January 1, 1995. The adoption of these Statements had no effect on earnings or financial position as the same level of allowance for losses was appropriate under both the previous accounting policy and the newly-adopted policy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

     Net earnings for the first half of 1995, all from continuing operations, were $1,131 million, a $338 million increase from the first half of 1994. The first half of 1994 included a $183 million loss ($309 million pretax) from the discontinued operations of Kidder, Peabody Group Inc. (Kidder, Peabody).

DISCONTINUED OPERATIONS

     In November 1994, the Corporation elected to terminate the operations of Kidder, Peabody by initiating an orderly liquidation of its assets and liabilities, including the sale of certain assets and operations to Paine Webber Group Inc. The Corporation expects this liquidation will be largely complete by the end of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).
OPERATING RESULTS FROM CONTINUING OPERATIONS

     EARNINGS FROM CONTINUING OPERATIONS were $1,131 million for the first half of 1995, up 16% from $976 million for the first half of 1994.

     Earnings of the Corporation's lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. The Corporation's increase in net earnings principally resulted from a higher average level of invested assets, partially offset by a decrease in spreads, as the increase in interest rates paid on borrowings exceeded the increase in yields.

     EARNED INCOME from continuing operations increased $3,046 million (33%) to $12,169 million for the first half of 1995 over the first half of 1994.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $2,023 million (29%) over the comparable prior-year period principally reflecting a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses, and increased yields. Earned income from the Corporation's specialty insurance businesses increased $961 million (43%) over the comparable prior-year period, primarily reflecting growth in premium and investment income in the property and casualty reinsurance business due to business acquisitions during the past year and increased volume.

     INTEREST EXPENSE for the first half of 1995 increased $1,126 million (54%) from the first half of the prior year. The increase reflected the effects of significantly higher interest rates and additional borrowings required to finance the higher level of invested assets. The Corporation's composite interest rate, on borrowings for the first half of 1995 was 6.72%, compared with 5.10% for the first half of 1994.

     OPERATING AND ADMINISTRATIVE EXPENSES were $3,637 million in the first half of 1995, up 24% over the first half of 1994. This increase reflected operating costs associated with the higher level of assets, largely the result of businesses and portfolios acquired over the past year.

     INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS were $2,314 million for the first half of 1995, compared with $1,472 million during the first half of 1994, principally as a result of growth in the property and casualty reinsurance business, annuity benefits credited to customers of the annuity business acquired in the second half of 1994 and losses in private mortgage pool insurance.

     PROVISION FOR LOSSES ON FINANCING RECEIVABLES during the first half of 1995 was $358 million, compared with $421 million during the comparable prior-year period, reflecting slightly improved credit quality of the portfolio.

     DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES was $943 million in the first half of 1995, $175 million higher than in the first half of 1994, reflecting higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

     PROVISION FOR INCOME TAXES for the first half of 1995 was $513 million (an effective tax rate of 31%) compared with $376 million (28%) for the comparable prior-year period. The higher provision for income taxes was primarily due to increased pre-tax earnings subject to regular tax rates. The increase in the effective tax rate was primarily attributable to proportionately lower tax-exempt income on investment securities and lower levels of earnings on leveraged leases having effective tax rates lower than statutory rates.

PORTFOLIO QUALITY

     Financing revenues are directly related to the largest financing asset, the portfolio of financing receivables. The portfolio, net of the allowance for losses, aggregated $84.5 billion at July 1, 1995, an increase of $8.2 billion (11%) from year-end 1994. The related allowance for losses was $2.3 billion (2.63% of receivables -- the same level as at the end of 1994) and is, in management's judgment, appropriate given the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
(Continued).
risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows. For the purpose of this discussion, "nonearning" receivables are those that are 90 days or more delinquent and "reduced earning" receivables are those that have been restructured such that the interest rate is below market.

     CONSUMER loans receivable, primarily retailer and auto, were $25.0 billion at July 1, 1995 , an increase of $1.9 billion from the end of 1994. In addition, the Corporation's investment in consumer auto finance lease receivables was $10.5 billion at July 1, 1995, an increase of $3.0 billion from the end of 1994. Nonearning receivables increased to $560 million at July 1, 1995, from $422 million at December 31, 1994, primarily related to acquisitions. Write-offs of retailer and auto financing receivables were $297 million for the first half of 1995, compared with $257 million for the first half of 1994.

     COMMERCIAL REAL ESTATE INVESTMENTS were $18.5 billion at July 1, 1995, an increase of $1.6 billion from December 31, 1994. Commercial real estate loans, the largest component of the Corporation's commercial real estate investments, increased to $14.1 billion at July 1, 1995, from $13.3 billion at December 31, 1994. Nonearning and reduced earning receivables were $191 million at July 1, 1995, compared with $179 million at the prior year end. Write-offs of commercial real estate loans were $58 million for the first six months of 1995, compared with $127 million for the comparable prior-year period.

     OTHER FINANCING RECEIVABLES relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables increased to $236 million at July 1, 1995, from $165 million at the prior year end. This portfolio included approximately $2.5 billion of financings provided for highly leveraged management buyouts and corporate recapitalizations at July 1, 1995, essentially unchanged from December 31, 1994.

     The Corporation's aggregate loans and leases to commercial airlines at July 1, 1995, increased to $8.1 billion from $7.6 billion at December 31, 1994, due to purchases of aircraft included in equipment on operating leases.

ACCOUNTING STANDARDS TO BE ADOPTED

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires among other things that certain long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if, upon such review, the sum of expected future cash flows is less than the carrying amount of the asset. An impairment loss is measured based on the difference between the carrying amount of the asset and its fair value. The effect of adopting SFAS No. 121 is not expected to be material. Adoption is required by no later than the first quarter of 1996.

     SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that rights to service mortgage loans be recognized when the underlying loans are sold. The standard also requires that capitalized mortgage servicing rights be assessed for impairment by individual risk stratum based on the fair value of such rights. Management is gathering information and evaluating the requirements of SFAS No. 122, but has not determined the impact of its application on the Corporation's financial position or results of operations. Adoption is required by no later than the first quarter of 1996.

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

                                                                      EXHIBIT 12

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                      AND
 COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK
                                   DIVIDENDS

                         SIX MONTHS ENDED JULY 1, 1995

                                  (Unaudited)

                                                                                       RATIO OF
                                                                                      EARNINGS TO
                                                                       RATIO OF        COMBINED
                                                                       EARNINGS      FIXED CHARGES
                                                                       TO FIXED      AND PREFERRED
                   (Dollar amounts in millions)                        CHARGES      STOCK DIVIDENDS
                                                                       --------     ---------------
Net earnings.......................................................     $1,131          $ 1,131
Provision for income taxes.........................................        513              513
Minority interest in net earnings of consolidated affiliates.......         53               53
                                                                        ------           ------
Earnings before provision for income taxes and minority interest...      1,697            1,697
                                                                        ------           ------
Fixed charges:
  Interest.........................................................      3,255            3,255
  One-third of rentals.............................................         78               78
                                                                        ------           ------
Total fixed charges................................................      3,333            3,333
                                                                        ------           ------
Less capitalized interest, net of amortization.....................          7                7
                                                                        ------           ------
Earnings before provision for income taxes and minority interest
  plus fixed charges...............................................     $5,023          $ 5,023
                                                                        ======           ======
Ratio of earnings to fixed charges.................................       1.51
                                                                        ======
Preferred stock dividend requirements..............................                     $    --
Ratio of earnings before provision for income taxes to net
  earnings.........................................................                        1.45
                                                                                         ------
Preferred stock dividend factor on pre-tax basis...................                          --
Fixed charges......................................................                       3,333
                                                                                         ------
Total fixed charges and preferred stock dividend requirements......                     $ 3,333
                                                                                         ======
Ratio of earnings to combined fixed charges and preferred stock
  dividends........................................................                        1.51
                                                                                         ======

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

                                       GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                                    (Registrant)

Date:  August 8, 1995                          By:      /s/  J. A. PARKE
                                               ----------------------------------------------------
                                               J. A. Parke, Senior Vice President, Finance
                                               (Principal Financial Officer)

Date:  August 8, 1995                          By:      /s/  J. C. AMBLE
                                               ----------------------------------------------------
                                               J. C. Amble, Vice President and Controller
                                               (Principal Accounting Officer)

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                               INDEX TO EXHIBITS

EXHIBIT NO.                                                                       PAGE NO.
- -----------                                                                       --------
     12         Computation of ratio of earnings to fixed charges and
                computation of
                ratio of earnings to combined fixed charges and preferred stock
                dividends.......................................................      7

     27         Financial Data Schedule (filed electronically only)