Form 10-Q
period 1995-09-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 1995-11-13
CIK 797463

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------
                                   FORM 10-Q
                                  ----------

         /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                      OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to

                         ----------------------------

                        Commission file number 0-14804

                         ----------------------------

                    General Electric Capital Services, Inc.
                    ---------------------------------------
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

                         ----------------------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  At October 27, 1995, 101 shares of common stock with a par value of $10,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

   2
                               TABLE OF CONTENTS

                                                                       Page
                                                                       -----

PART I - FINANCIAL INFORMATION.

   Item 1. Financial Statements....................................      1

   Item 2. Management's Discussion and Analysis of Results
     of Operations.................................................      6

   Exhibit 12. Computation of Ratio of Earnings to Fixed Charges
     and Computation of Ratio of Earnings to Combined Fixed
     Charges and Preferred Stock Dividends.........................      9


PART II - OTHER INFORMATION.

   Item 1. Legal Proceedings.......................................     10

   Item 5. Other.Information.......................................     10

   Item 6. Exhibits and Reports on Form 8-K........................     17

   Signatures......................................................     18

   Index to Exhibits...............................................     19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Condensed Statement of Current and Retained Earnings

(Unaudited)

                                                      Three Months Ended            Nine Months Ended
                                                  ---------------------------------------------------------
                                                  September 30,   October 1,    September 30,    October 1,
(In millions)                                         1995          1994            1995            1994
                                                  ------------    ----------    ------------     ----------
Earned Income..................................     $  7,099      $  5,097        $ 19,268       $ 14,220
                                                    --------      --------        --------       --------

Expenses
Interest.......................................        1,726         1,128           4,946          3,222
Operating and administrative...................        1,913         1,386           5,550          4,328
Insurance losses and policyholder and
  annuity benefits.............................        1,540         1,089           3,854          2,561
Provision for losses on financing receivables..          352           186             710            607
Depreciation and amortization of buildings and
  equipment and equipment on operating leases..          491           426           1,434          1,194
Minority interest in net earnings of
  consolidated affiliates......................           29            25              82             99
                                                    --------      --------        --------       --------
                                                       6,051         4,240          16,576         12,011
                                                    --------      --------        --------       --------

Earnings
Earnings from continuing operations before
  income taxes.................................        1,048           857           2,692          2,209
Provision for income taxes.....................         (337)         (242)           (850)          (618)
                                                    --------      --------        --------       --------
Earnings from continuing operations............          711           615           1,842          1,591
Loss from discontinued operations..............           -            (89)              -           (272)
                                                    --------      --------        --------       --------
Net earnings...................................          711           526           1,842          1,319
Dividends......................................         (247)         (191)           (645)          (465)
Retained earnings at beginning of period.......        8,927         8,731           8,194          8,212
                                                    --------      --------        --------       --------
Retained earnings at end of period.............     $  9,391      $  9,066        $  9,391       $  9,066
                                                    ========      ========        ========       ========

See Notes to Condensed, Consolidated Financial Statements.



   4
Item 1. Financial Statements (Continued).

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Condensed Statement of Financial Position

                                                                    September 30,      December 31,
(In millions)                                                           1995              1994
                                                                    -------------      ------------
                                                                    (Unaudited)
Assets
Cash and equivalents.........................................        $   2,087          $   1,218
Investment securities........................................           36,814             30,872
Financing receivables:
  Time sales and loans, net of deferred income........                  55,879             50,021
  Investment in financing leases, net of deferred income.....           33,870             28,398
                                                                     ---------          ---------
                                                                        89,749             78,419
  Allowance for losses on financing receivables..............           (2,360)            (2,062)
                                                                     ---------          ---------
   Financing receivables - net...............................           87,389             76,357
Other receivables - net......................................           10,063              6,012
Equipment on operating leases (at cost), less
  accumulated amortization of $4,513 and $4,029..............           13,298             12,859
Other assets.................................................           20,792             17,649
Assets of discontinued securities broker-dealer operations...            1,426              8,613
                                                                     ---------          ---------
Total assets.................................................        $ 171,869          $ 153,580
                                                                     =========          =========

Liabilities and equity
Notes payable within one year................................        $  56,278          $  57,087
Senior notes payable after one year..........................           46,777             33,615
Subordinated notes payable after one year....................              995                697
Insurance liabilities, reserves and annuity benefits.........           34,534             29,438
Other liabilities............................................           10,567              8,093
Deferred income taxes........................................            6,806              4,937
Liabilities of discontinued securities broker-dealer
  operations.................................................            1,813              8,868
                                                                     ---------          ---------
   Total liabilities.........................................          157,770            142,735
                                                                     ---------          ---------
Minority interest in equity of consolidated affiliates.......            2,139              1,465
                                                                     ---------          ---------
Capital stock................................................               11                 11
Additional paid-in capital...................................            2,071              2,064
Retained earnings............................................            9,391              8,194
Unrealized gains (losses) on investment securities...........              541               (821)
Currency translation adjustments.............................              (54)               (68)
                                                                     ---------          ---------
   Total equity..............................................           11,960              9,380
                                                                     ---------          ---------

Total liabilities and equity.................................        $ 171,869          $ 153,580
                                                                     =========          =========

See Notes to Condensed, Consolidated Financial Statements.

   5
Item 1. Financial Statements (Continued).

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Condensed Statement of Cash Flows

(Unaudited)

                                                                         Nine Months Ended
                                                                  ------------------------------
                                                                  September 30,      October 1,
(In millions)                                                         1995              1994
                                                                  ------------       ----------
Cash Flows From Operating Activities
Net earnings.................................................     $   1,842         $   1,319
Adjustments for discontinued operations......................            -                272
Adjustments to reconcile net earnings to cash
  provided from operating activities:
  Provision for losses on financing receivables..............           710               607
  Depreciation and amortization of buildings and
     equipment and equipment on operating leases.............         1,434             1,194
  Other - net................................................         2,189               629
                                                                  ---------         ---------
    Cash provided from continuing operating activities.......         6,175             4,021
    Cash provided from discontinued operating activities.....         1,428               692
                                                                  ---------         ---------
    Cash provided from operating activities..................         7,603             4,713
                                                                  ---------         ---------
Cash Flows From Investing Activities
Increase in loans to customers...............................       (33,141)          (17,811)
Principal collections from customers.........................        31,415            14,428
Investment in assets on financing leases.....................       (10,703)           (7,175)
Principal collections on financing leases....................         5,968             5,062
Net increase in credit card receivables......................        (1,067)             (839)
Buildings and equipment and equipment on operating leases:
       - additions...........................................        (4,214)           (3,629)
       - dispositions........................................         2,074             2,033
Payments for principal businesses purchased, net of cash
  acquired...................................................        (3,236)           (1,314)
Proceeds from principal businesses disposed..................           575                -
Purchases of investment securities by insurance
  affiliates and annuity businesses..........................       (10,153)           (7,469)
Dispositions and maturities of investment
  securities by insurance affiliates and annuity business....         9,358             5,922
Other - net..................................................        (1,702)            2,928
                                                                  ---------         ---------
    Cash used for investing activities - continuing
      operations.............................................       (14,826)           (7,864)
    Cash provided from investing activities - discontinued
      operations.............................................            92               285
                                                                  ---------         ---------
    Cash used for investing activities.......................       (14,734)           (7,579)
Cash Flows From Financing Activities
Net change in borrowings (maturities 90 days or less)........        (6,535)           (4,927)
Newly issued debt - short-term (maturities 91-365 days)......         1,862             2,354
                  - long-term.senior.........................        26,506            15,088
                  - long-term subordinated...................           298                -
Repayments and other reductions
        - short-term (maturities 91-365 days)................       (11,336)           (7,469)
        - long-term senior...................................          (597)             (854)
Proceeds from sales of investment and annuity contracts......         1,124               585
Redemption of investment and annuity contracts...............        (1,956)             (713)
Proceeds - non-recourse, leveraged lease debt                           257                -
Principal payments - non-recourse, leverage lease debt.......          (235)             (246)
Dividends paid...............................................          (645)             (455)
Issuance of variable cumulative preferred stock by
  consolidated affiliates....................................           645               240
                                                                  ---------         ---------
    Cash provided from financing activities - continuing
      operations.............................................         9,388             3,603
    Cash used for financing activities - discontinued
      operations.............................................        (1,388)             (977)
                                                                  ---------         ---------
    Cash provided from financing activities..................         8,000             2,626
                                                                  ---------         ---------
Increase (decrease) in Cash and Equivalents..................           869              (240)
Cash and Equivalents at Beginning of Period..................         1,218             1,520
                                                                  ---------         ---------
Cash and Equivalents at End of Period........................     $   2,087         $   1,280
                                                                   =========         =========

See Notes to Condensed, Consolidated Financial Statements

   6
Item 1. Financial Statements (Continued).

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

1. The condensed, consolidated financial statements represent a consolidation of General Electric Capital Services, Inc. ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"), except as discussed in Note 4 below. All outstanding common stock of the Corporation is owned by General Electric Company. ("GE Company"). All significant transactions among the parent and consolidated affiliates have been eliminated. In the opinion of management, all adjustments of a normal recurring nature necessary to present a fair statement of financial position as of September 30, 1995, the statement of cash flows for the nine-month interim periods ended September 30, 1995, and October 1, 1994, and the results of operations for the three-month and nine-month interim periods ended September 30, 1995, and October 1, 1994, have been included. The condensed, consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include some information and notes necessary to constitute a complete and detailed presentation in conformity with annual reporting requirements.

2. The results of operations for the three and nine months ended September 30, 1995, should not be regarded as necessarily indicative of the results that may be expected for the entire year.

3. The ratio of earnings to fixed charges was 1.54 for the nine months ended September 30, 1995. For purposes of computing the ratio, earnings consist of net earnings adjusted for provision for income taxes, minority interest and fixed charges. Fixed charges consist of interest and discount on all indebtedness and one-third of annual rentals, which the Corporation believes is a reasonable approximation of the interest factor of such rentals. The ratio of earnings to combined fixed charges and preferred stock dividends was 1.54 for the nine months ended September 30, 1995.

4. In November 1994, the Corporation elected to terminate the operations of Kidder, Peabody Group Inc. ("Kidder, Peabody") by initiating an orderly liquidation of its assets and liabilities. The financial results of the discontinued securities broker-dealer operations are shown on a "one-line" basis in the condensed, consolidated financial statements.

5. The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, on January 1, 1995. The adoption of these Statements had no effect on earnings or financial position as the same level of allowance for losses was appropriate under both the previous accounting policy and the newly-adopted policy.

   7
Item 1. Financial Statements (Continued).

6. The Corporation has completed several business acquisitions and entered into definitive agreements to consummate other business acquisitions, none of which, on a stand alone basis, were deemed significant for purposes of Regulation S-X. In aggregate, however, the Corporation's completed and probable acquisitions became significant as defined by Regulation S-X and as a result, a Form 8-K was filed on September 14, 1995. The completed acquisitions, accounted for as purchases, have been reflected in the accompanying consolidated financial statements of the Corporation commencing with their respective acquisition dates. The estimated purchase price of substantially all the completed and probable acquisitions since December 31, 1994 amounted to $3,209 million.

      Unaudited pro forma condensed results of operations of the Corporation for each of the nine-month interim periods ended September 30, 1995 and October 1, 1994, as if the acquisitions had occurred on January 1, 1995 and January 1, 1994, respectively, are as follows:

                                    September 30,           October 1,
      (In millions)                     1995                  1994
                                    -------------          -----------
      Earned income............        $21,530              $17,308
      Net earnings.............        $ 1,887               $1,657

      The pro forma data have been prepared based on assumptions management deems appropriate and the results are not necessarily indicative of those that might have occurred had the transactions become effective at the beginning of the respective nine-month periods. The pro forma data represent substantially all of the completed and probable acquisitions since December 31, 1994.


   8
Item 2. Management's Discussion and Analysis of Results of Operations.

Overview

     Net earnings for the first nine months of 1995, all from continuing operations, were $1,842 million, a $523 million increase from the first nine months of 1994. The first nine months of 1994 included a $272 million loss ($485 million pretax) from the discontinued operations of Kidder, Peabody.

Discontinued Operations

     In November 1994, the Corporation elected to terminate the operations of Kidder, Peabody by initiating an orderly liquidation of its assets and liabilities, including the sale of certain assets and operations to Paine Webber Group Inc. The Corporation expects this liquidation will be largely complete by the end of 1995.

Operating Results from Continuing Operations

     Earnings from continuing operations were $1,842 million for the first nine months of 1995, up 16% from $1,591 million for the first nine months of 1994.

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

     Earned income from continuing operations increased $5,048 million (35%) to $19,268 million for the first nine months of 1995 over the first nine months of 1994.

     Earned income from the Corporation's specialized financing, mid-market financing, consumer services and equipment management businesses increased $3,111 million (29%) over the comparable prior-year period principally reflecting a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses, and increased yields. Earned income from the Corporation's specialty insurance businesses increased $1,869 million (52%) over the comparable prior-year period, primarily reflecting growth in premium and investment income in the property and casualty reinsurance business due to business acquisitions during the past year and increased volume.

     Interest expense for the first nine months of 1995 increased $1,724 million (54%) from the first nine months of the prior year. The increase reflected the effects of significantly higher interest rates and additional borrowings required to finance the higher level of invested assets. The Corporation's composite interest rate on borrowings for the first nine months of 1995 was 6.79% compared with 5.23% for the first nine months of 1994.

     Operating and administrative expenses were $5,550 million in the first nine months of 1995, up 28% over the first nine months of 1994. This increase reflected operating costs associated with the higher level of assets, largely the result of businesses and portfolios acquired over the past year.

   9
Item 2. Management's Discussion and Analysis of Results of Operations
(Continued).

     Insurance losses and policyholder and annuity benefits were $3,854 million for the first nine months of 1995, compared with $2,561 million during the first nine months of 1994, principally as a result of growth in the property and casualty reinsurance business, and annuity benefits credited to customers of the annuity business resulting from portfolios acquired in the second half of 1994.

     Provision for losses on financing receivables during the first nine months of 1995 was $710 million, $103 million higher than during the comparable prior-year period, principally reflecting growth in the Auto Financing Services and Global Consumer Finance business portfolios and higher write-offs in the domestic consumer credit card business.

     Depreciation and amortization of buildings and equipment and equipment on operating leases was $1,434 million in the first nine months of 1995, $240 million higher than in the first nine months of 1994, reflecting higher levels of equipment on operating leases in the equipment management segment resulting from portfolio growth and acquisitions.

     Provision for income taxes for the first nine months of 1995 was $850 million (32% effective tax rate) compared with $618 million (28% effective tax rate) for the comparable prior-year period. The higher provision for income taxes was primarily due to increased pre-tax earnings subject to regular tax rates. The increase in the effective tax rate was primarily attributable to proportionately lower tax-exempt income on investment securities, lower levels of earnings on leveraged leases having effective tax rates lower than statutory rates and increased taxes on foreign income.

Portfolio Quality

     Financing revenues are directly related to the largest financing asset, the portfolio of financing receivables. The portfolio, net of the allowance for losses, aggregated $87.4 billion at September 30, 1995, an increase of $11.0 billion (14%) from year-end 1994. The related allowance for losses was $2.4 billion (2.63% of receivables -- the same level as at the end of 1994) and is, in management's judgment, appropriate given the risk profile of the portfolio. A discussion of the portfolio quality of certain elements of financing receivables and investments follows. For the purpose of this discussion, "nonearning" receivables are those that are 90 days or more delinquent and "reduced earning" receivables are those that have been restructured such that the interest rate is below market.

     Consumer loans receivable, primarily retailer and auto, were $26.1 billion at September 30, 1995, an increase of $3.0 billion from the end of 1994. In addition, the Corporation's investment in consumer auto finance lease receivables was $11.8 billion at September 30, 1995, an increase of $4.3 billion from the end of 1994. Nonearning receivables increased to $581 million at September 30, 1995, from $422 million at December 31, 1994, primarily related to acquisitions. Write-offs of receivables were $469 million for the first nine months of 1995, compared with $338 million for the first nine months of 1994.
                                       7

   10
Item 2. Management's Discussion and Analysis of Results of Operations
(Continued).

     Commercial real estate investments were $18.8 billion at September 30, 1995, an increase of $1.9 billion from December 31, 1994. Commercial real estate loans, the largest component of the Corporation's commercial real estate investments, increased to $14.4 billion at September 30, 1995, from $13.3 billion at December, 31, 1994. Nonearning and reduced earning receivables were $203 million at September 30, 1995, compared with $179 million at the prior year end. Write-offs of commercial real estate loans were $102 million for the first nine months of 1995, compared with $170 million for the comparable prior-year period.

     Other financing receivables relate primarily to a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced earning receivables increased to $293 million at September 30, 1995, from $165 million at the prior year end. This portfolio included approximately $2.5 billion of financings provided for highly leveraged management buyouts and corporate recapitalizations at September 30, 1995, essentially unchanged from December 31, 1994.

     The Corporation's aggregate loans and leases to commercial airlines at September 30, 1995, increased to $8.0 billion from $7.6 billion at December 31, 1994, due to purchases of aircraft included in equipment on operating leases.


Accounting Standards to Be Adopted

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires, among other things, that certain long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if, upon such review, the sum of expected future cash flows is less than the carrying amount of the asset. An impairment loss is measured based on the difference between the carrying amount of the asset and its fair value. The effect of adopting SFAS No. 121 is not expected to be material. Adoption is required by no later than the first quarter of 1996.

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

Other Matters
      As 1995 progresses, management continues to believe that the diversity and strength of the Corporation's assets, along with vigilant attention to risk management, position it to deal effectively with a changing global economic environment.
                                       8

   11
EXHIBIT 12

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Computation of Ratio of Earnings to Fixed Charges and
Computation of Ratio of Earnings to Combined
Fixed Charges and Preferred Stock Dividends

Nine months Ended September 30, 1995

(Unaudited)

                                                                   Ratio             Ratio of
                                                                     of              Earnings
                                                                  Earnings          to Combined
                                                                     to            Fixed Charges
                                                                   Fixed           and Preferred
(Dollar amounts in millions)                                      Charges         Stock Dividends
                                                                -----------       ---------------
Net earnings..............................................        $   1,842           $   1,842
Provision for income taxes................................              850                 850
Minority interest in net earnings of consolidated
  affiliates..............................................               82                  82
                                                                  ---------           ---------
Earnings before provision for income taxes and
  minority interest.......................................            2,774               2,774
                                                                  ---------           ---------
Fixed charges:
Interest..................................................            4,998               4,998
One-third of rentals......................................              116                 116
                                                                  ---------           ---------
Total fixed charges.......................................            5,114               5,114
                                                                  ---------           ---------
Less capitalized interest, net of amortization............               13                  13
                                                                  ---------           ---------
Earnings before provision for income taxes and
  minority interest plus fixed charges....................        $   7,875           $   7,875
                                                                  =========           =========
Ratio of earnings to fixed charges........................             1.54
                                                                  =========
Preferred stock dividend requirements.....................                            $      -
Ratio of earnings before provision for income
  taxes to net earnings...................................                                 1.46
                                                                                      ---------
Preferred stock dividend on a pre-tax basis...............                                   -
Fixed charges.............................................                                5,114
                                                                                      ---------
Total fixed charges and preferred stock dividend
  requirements............................................                            $   5,114
                                                                                      =========
Ratio of earnings to combined fixed charges and
  preferred stock dividends...............................                                 1.54

                                9                                                                                      =========

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

General

The following is not material to the Corporation, but is provided for informational purposes. As previously reported, following GE Company's announcement on April 17, 1994, of a $210 million charge to net earnings based upon its discovery of false trading profits at its indirect subsidiary, Kidder, Peabody & Co., Incorporated ("Kidder"), the United States Securities and Exchange Commission, the United States Attorney for the Southern District of New York, and the New York Stock Exchange initiated investigations, which are ongoing, relating to the false trading profits. Also, two civil suits purportedly brought on behalf of GE Company as shareholder derivative actions were filed in New York State Supreme Court in New York County. Both suits claim that GE Company's directors breached their fiduciary duties to GE Company by failing to adequately supervise and control the Kidder employee responsible for the irregular trading. One suit, claiming damages of over $350 million, was filed on May 10, 1994, by the Teachers' Retirement System of Louisiana against GE Company, its directors (other than Mr. Dammerman, Mr. Opie and Mr. Penske), Kidder, its parent Kidder, Peabody Group Inc., and certain of Kidder's former officers and directors. The other suit was filed on June 3, 1994, by William Schrank and others against GE Company's directors claiming unspecified damages and other relief. The defendants' time for responding to these complaints was extended until 45 days after the plaintiffs' March 6, 1995 filing of an amended consolidated complaint. GE Company and the director defendants have moved to dismiss the consolidated complaint. In addition, various shareholders of GE Company have filed purported class action suits claiming that GE Company, and certain of its directors and officers, among others, allegedly violated federal securities laws by issuing statements concerning GE Company's financial condition that included the false trading profits at Kidder, and seeking compensatory damages for shareholders who purchased GE Company's stock beginning as early as January 1993. The defendants have filed motions to dismiss these purported class action suits.
On October 4, 1995, the court dismissed the complaint against GE Company, but denied the motion to dismiss the complaint against Kidder.

Item 5.  Other Information.

Pro Forma Condensed, Combined Financial Information

General Electric Capital Services, Inc., all of whose common stock is owned by
  General Electric Company, is the sole owner of the common stock of General Electric Capital Corporation and GE Global Insurance Holding Corporation which, together with their subsidiaries and affiliates, constitute General Electric Company's principal financial services businesses. General Electric Capital
  Services, Inc. and its consolidated affiliates ("GE Capital Services") have completed several business acquisitions, and entered into definitive agreements to consummate other business acquisitions, none of which, on a stand alone basis, were deemed significant for purposes of Regulation S-X. In aggregate, however, GE Capital Services' completed and probable acquisitions became significant for purposes of Regulation S-X and as a result, a Form 8-K was filed on September 14, 1995. The acquisitions, described below, represent substantially all of the completed and probable acquisitions (collectively called the "Acquired Companies" or "Acquisitions") since December 31, 1994.
                                      10

  13
Item 5.  Other Information (Continued).

The Acquisitions involve expansion of GE Capital Services' existing lines of business. GE Capital Services operates in four finance industry segments and a specialty insurance segment. The segments most affected by current year acquisitions are mid-market financing, consumer services and specialty insurance.

General Electric Capital Corporation

Mid-market financing acquired the equipment finance and small business finance businesses from a large multinational financial corporation. The equipment finance business provides financing for customers to purchase or lease capital assets, whereas the small business finance business is the second largest non-bank lender under the Small Business Administration's Section 7(a) loan program.

Two other acquisitions were completed jointly by mid-market financing and consumer services as the activities acquired contain a mix of financial products applicable to both segments. The first acquisition resulted in the purchase of GE Capital Services' joint venture partner's ownership share of a Hong Kong restricted license bank whose business consists of deposit taking and installment finance, including personal loans, leasing, business loans, property financing, residential mortgages and related types of financing. The second acquisition involved the purchase of a family owned business with half of its portfolio invested in retail auto point of sale financing and the other half invested in light equipment (e.g., copiers, security systems) and heavy equipment (e.g., factory equipment) financing. This business operates exclusively in France and its territories.

Other acquisitions, which relate solely to the consumer services segment, included the purchase of a private label credit card business from Australia's largest retail corporation and the purchase of a U.S. based life insurance company providing long-term care, long-term disability, corporate owned life and other group insurance (primarily accidental death insurance).

GE Global Insurance Holding Corporation

GE Global Insurance Holding Corporation, ("GE Global Insurance") the principal subsidiary of which is Employers Reinsurance Corporation, acquired two major German reinsurance companies. These acquisitions provide a foothold in the German market, an increased presence in the European Union and the position of third largest global reinsurer. These acquisitions also expand GE Global Insurance's presence in the motor, fire and aviation risk reinsurance market.

The accompanying unaudited pro forma condensed, combined financial information gives effect to the Acquired Companies described above.

The unaudited pro forma condensed, combined statement of financial position as of September 30, 1995, combines the historical consolidated balance sheet of GE Capital Services and the companies acquired, or are probable of being acquired, subsequent to September 30, 1995, as if the transactions had been effective September 30, 1995.

    14
Item 5.  Other Information (Continued).

The unaudited pro forma condensed, combined statement of operations for the nine months ended September 30, 1995 combines the historical consolidated statement of operations of GE Capital Services and all Acquired Companies as if the transactions had been effective on January 1, 1995.

The unaudited pro forma condensed, combined financial information has been prepared by GE Capital Services based upon the principles of purchase accounting assuming an aggregate estimated purchase price of $3,209 million, including acquisition costs and estimable purchase price adjustments as described in the accompanying notes. Under this method of accounting, which is required by generally accepted accounting principles, assets and liabilities of the Acquired Companies are adjusted to their estimated fair values.

GE Capital Services continues to obtain detailed information in order to appropriately allocate the cost of its investments to the fair values of the Acquired Companies' assets and liabilities. The allocation of the cost of the investments reflected in the pro forma data has been made based on available information or assumptions management believes to be reasonable. The excess of the purchase price over the estimated fair value of the net assets acquired has been treated as goodwill. Actual adjustments may differ based on the results of further evaluation of the fair values of the assets and liabilities of the Acquired Companies.

Certain amounts relating to the unaudited pro forma condensed, combined financial information of the Acquired Companies have been reclassified to conform to GE Capital Services' presentation. It is possible that a more detailed evaluation of the Acquired Companies may result in additional reclassifications or adjustments of accounts or result in changes to accounting principles of the Acquired Companies.

For purposes of preparing the accompanying unaudited pro forma condensed, combined financial information, it is assumed that the Acquisitions will be financed through commercial paper and long-term borrowings.

The unaudited pro forma information does not purport to be indicative of the results of operations or financial position of GE Capital Services that would actually have resulted had the Acquisitions occurred at the beginning of the periods presented and are not indicative of the results that will be obtained in the future.
                                      12

  15
GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

AND ACQUIRED COMPANIES

Unaudited Pro Forma Condensed, Combined Statement of Financial Position

September 30, 1995

                                                                    Acquired
                                                                    Companies
                                                                   Subsequent
                                                        GE              to          Pro Forma
                                                      Capital      September 30,   Adjustments    Pro Forma
(In millions)                                        Services          1995         (Note 2)      Combined
                                                     ---------     -------------   -----------    ---------
Assets
Cash and equivalents...........................      $  2,087          $    8       $     -        $  2,095
Investment securities..........................        36,814           1,288             11 (A)     38,113
Financing receivables
Time sales and loans, net of deferred income...        55,879              -              -          55,879
Investment in financing leases net of
  deferred income..............................        33,870              -              -          33,870
                                                     --------        --------       --------       --------
                                                       89,749              -              -          89,749
Allowance for losses on financing receivables..        (2,360)             -              -          (2,360)
                                                     --------        --------       --------       --------
Financing receivables - net....................        87,389              -              -          87,389
Other receivables - net                                10,063           2,048             -          12,111
Equipment on operating leases, at cost, less
  accumulated amortization of $4,513...........        13,298              -              -          13,298
Other assets...................................        20,792             240            (31)(A)(B)  21,001
Assets of discontinued operations..............         1,426              -              -           1,426
                                                     --------        --------       --------       --------
Total assets                                         $171,869        $  3,584       $    (20)      $175,433
                                                     ========        ========       ========       ========
Liabilities and equity
Notes payable within one year..................      $ 56,278        $     -       $      -        $ 56,278
Notes payable after one year...................        47,772              -             369 (A)     48,141
Insurance liabilities, reserves and annuity
  benefits.....................................        34,534           3,197             30 (A)     37,761
Other liabilities..............................        12,706              74             10 (A)     12,790
Deferred income taxes..........................         6,806             (79)           (37)(A)      6,690
Liabilities of discontinued operations.........         1,813              -              -           1,813
                                                     --------        --------       --------       --------
Total liabilities..............................       159,909           3,192            372        163,473
Total equity...................................        11,960             392           (392)(A)     11,960
                                                     --------        --------       --------       --------
Total liabilities and equity...................      $171,869        $  3,584       $    (20)      $175,433
                                                     ========        ========       ========       ========

See accompanying notes to Unaudited Pro Forma Condensed, Combined Statement of Financial Position.

                                      13

  16
GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

AND ACQUIRED COMPANIES

Notes to Unaudited Pro Forma Condensed,

Combined Statement of Financial Position


         Note 1: The basis of presentation for the unaudited pro forma condensed, combined statement of financial position is contained on pages 10 through 12 of this Form 10-Q and should be read in conjunction with the notes hereto.

         Note 2: Pro forma adjustments and eliminations are as follows:

               (A) Record the estimated purchase price, adjust the assets to fair value, eliminate the equity and reflect the funding of the acquisitions completed subsequent to September 30, 1995. Goodwill arising as a result of these acquisitions is estimated to be $66 million.

               (B) Allocate a portion ($129 million) of the assumed purchase price to the present value of future profits (PVFP), representing the present value of estimated net cash flows embedded in existing insurance contracts as of September 30, 1995. PVFP is actuarially estimated based on expected cash flows from contracts in force, which include assumptions related to investment income, surrender charges, assessments of mortality, interest credited to in-force contracts, costs and recurring expenses. Such net cash flows have been discounted at 15% considering risks associated with the actuarial assumptions used in estimating future net cash flows and recent prices paid by others for similar books of business. Amortization of PVFP, net of accretion as a percent of the unamortized PVFP balance is estimated as 17% for 1996, 15% for 1997, 13% for 1998, and 11% for 1999 and 2000.

  17
GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

AND ACQUIRED COMPANIES

Unaudited Pro Forma Condensed, Combined Statement of Operations

For the Nine Months Ended September 30, 1995

                                                          GE         Pro Forma
                                                        Capital       Acquired      Adjustments     Pro Forma
(In millions)                                          Services      Companies        (Note 2)       Combined
                                                       --------      ----------     -----------     ----------
Earned income......................................    $ 19,268       $  2,274       $  (12)  (A)    $ 21,530
                                                       --------       --------       ------          --------

Expenses
Interest...........................................       4,946             52           82   (B)       5,080
Operating and administrative.......................       5,632            569           26   (C)       6,227
Insurance losses and policyholder and annuity
  benefits.........................................       3,854          1,446            -             5,300
Provision for losses on financing receivables......         710             12            -               722
Depreciation and amortization of buildings and
  equipment  and equipment on operating leases.....       1,434              4            -             1,438
                                                       --------       --------      -------          --------
Earnings before income taxes.......................       2,692            191         (120)            2,763
Provision for income taxes.........................        (850)           (68)          42   (D)        (876)
                                                       --------       --------      -------          --------
Net income (loss) from continuing operations.......    $  1,842       $    123      $   (78)         $  1,887
                                                       ========       ========      =======          ========

See accompanying notes to Unaudited Pro Forma Condensed, Combined Statement of Operations.

                                         15

GE CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

COMPANIES ACQUIRED

Notes to Unaudited Pro Forma Condensed, Combined Statement of Operations

      Note 1: The basis of presentation for the unaudited pro forma condensed, combined statement of operations is contained on pages 10 through 12 of this Form 10-Q and should be read in conjunction with the notes hereto.

      Note 2: Pro forma adjustments and eliminations are as follows:

                                                                                         Nine Months Ended
                                                                                        September 30, 1995
                                                                                          (In millions)
                                                                                        -------------------
      (A)   Elimination of net gains on sales of securities
            realized by the Acquired Companies.  Such gains would not
            have been recognized if the proposed Acquisition had
            taken place on January 1 of each period as such investments would have been recorded at fair value as a result of
            purchase business combination accounting. Gains, if any,
            that would have been realized under GE Capital Services'
            ownership are not determinable.                                                   $   (5)

            Elimination of investment income of the Acquired
            Companies as a result of recording investments at fair
            value assuming the Acquisitions were effected at January 1                            (7)
                                                                                              ------
                                                                                              $  (12)
                                                                                              ======

      (B)   Interest expense on assumed additional borrowings
            required to finance the Acquired Companies                                        $  134

            Less: Elimination of interest expense
                  associated with the refinancing of the
                  Acquired Companies' debt by GE Capital Services                                (52)
                                                                                              ------
                                                                                              $   82
                                                                                              ======

      (C)   Amortization of goodwill from the Acquisitions,
            assumed to be over 15-20 years                                                    $   17

            Estimated costs, principally certain salaries, bonuses
            and employee benefits, that the Acquired Companies
            would not have incurred had the Acquisitions been
            effected on January 1                                                                 (1)

            Elimination of amortization of deferred acquisition
            costs which would not have been expensed during
            the nine months ended September 30, 1995 as a result
            of purchase business combination accounting had the
            Acquisitions been effected on January 1                                              (19)

            Assumed net amortization of PVFP                                                      29
                                                                                              ------
                                                                                              $   26
                                                                                              ======

      (D) Provisions for income taxes are based on the statutory rate of 35%. The rate was applied to the pre-tax income effects of pro forma adjustments for the nine months ended September 30, 1995.

                                    16

  19
Item 6.  Exhibits and Reports on Form 8-K.

      a. Exhibits.

         Exhibit 12. Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends.

         Exhibit 27.  Financial Data Schedule (filed electronically only).

       b.Reports on Form 8-K.

         A current report on Form 8-K was filed on September 14, 1995 under
         Item 5 to disclose that the Registrant had completed several business acquisitions, and entered into definitive agreements to consummate other business acquisitions, which, on an aggregate basis, are considered significant for purposes of Regulation S-X. None of the acquisitions were considered significant for purposes of Regulation S-X on a stand-alone basis.

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



                               GENERAL ELECTRIC CAPITAL SERVICES, INC.
                               ---------------------------------------
                                             (Registrant)


Date: November 10, 1995        By:            /s/ J.A. Parke
                               -------------------------------------------
                               J. A. Parke, Senior Vice President, Finance
                                      (Principal Financial Officer)


Date: November 10, 1995        By:           /s/ J.C. Amble
                               -------------------------------------------
                               J. C. Amble, Vice President and Controller
                                     (Principal Accounting Officer)

   21
GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Index to Exhibits


Exhibit No                                                        Page No.
----------                                                        --------
12    Computation of ratio of earnings to fixed charges and
      computation of ratio of earnings to combined fixed
      charges and preferred stock dividends...................        9

27    Financial Data Schedule (filed electronically only)

                                19