Form 10-K405
period 1995-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 1996-03-29
CIK 797463

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                            -----------
                             FORM 10-K
                            -----------
     /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

            For the fiscal year ended December 31, 1995

                                OR

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from    to
                            -----------
                  Commission file number 0-14804
                            -----------
              General Electric Capital Services, Inc.
      (Exact name of registrant as specified in its charter)

        Delaware                                     06-1109503
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

260 Long Ridge Road, Stamford, Connecticut  06927               (203) 357-4000
(Address of principal executive offices)  (Zip Code)   (Registrant's telephone
                                                   number, including area code)
                            -----------

                  SECURITIES REGISTERED PURSUANT
                   TO SECTION 12(b) OF THE ACT:

                                                    Name of each
      Title of each class                   exchange on which registered
      -------------------                   ----------------------------
7-1/2% Guaranteed Subordinated Notes Due August 21, 2035    New
York Stock Exchange

                  SECURITIES REGISTERED PURSUANT
                   TO SECTION 12(g) OF THE ACT:

                        Title of each class

             Common Stock, par value $10,000 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 25, 1996. None.

At March 25, 1996, 101 shares of common stock with a par value of $10,000 were outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE


 The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 1995 are incorporated by reference into Part IV hereof.

 Item  1.  Business-  Property and Casualty  Reserves  for  Unpaid
 Losses  and  Loss Adjustment Expenses, set forth  in  the  Annual
 Report on Form 10-K of GE Global Insurance Holding Corporation for the year ended December 31, 1995 is incorporated by reference into Part I hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                         TABLE OF CONTENTS

                                                              Page
                                                              -----

PART I

    Item   1.    Business......................................   1
    Item   2.    Properties....................................  12
    Item   3.    Legal  Proceedings............................  12
    Item   4.    Submission of Matters to a Vote of  Security
                 Holders.......................................  12

PART II

    Item   5.    Market for the Registrant's Common Equity
                 and Related Stockholder Matters...............  13
    Item   6.    Selected  Financial  Data.....................  13
    Item   7.    Management's Discussion and Analysis of
                 Results of Operations.........................  14
    Item   8.    Financial Statements and Supplementary Data...  24
    Item   9.    Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure....................................  51

PART III

    Item  10.    Directors and Executive Officers of the
                 Registrant....................................  51
    Item  11.    Executive  Compensation.......................  51
    Item  12.    Security Ownership of Certain Beneficial
                 Owners and Management.........................  51
    Item  13.    Certain  Relationships and Related
                 Transactions..................................  51

PART IV

    Item  14.    Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K...........................  51

                              PART I

Item 1.  Business.

GENERAL ELECTRIC CAPITAL SERVICES, INC.

     General Electric Capital Services, Inc. (herein, together with its consolidated affiliates, called "GE Capital Services", "the Corporation" or "GECS" unless the context otherwise requires) was incorporated in 1984 in the State of Delaware. Until February 1993, the name of the Corporation was General Electric Financial Services, Inc. All outstanding common stock of GE Capital Services is owned by General Electric Company, a New York corporation ("GE Company"). The business of GE Capital Services consists of ownership of two principal subsidiaries which, together with their affiliates, constitute GE Company's principal financial services businesses. GE Capital Services is the sole owner of the common stock of General Electric Capital Corporation ("GE Capital" or "GECC") and GE Global Insurance Holding Corporation ("GE Global Insurance" or "GIH").

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

     GE Capital Services' principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number (203) 357-4000).

GENERAL ELECTRIC CAPITAL CORPORATION

     GE Capital was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. The capital stock of GE Capital was contributed to GE Capital Services by GE Company in June 1984. Until November 1987, the name of the corporation was General Electric Credit Corporation. The business of GE Capital originally related principally to financing the distribution and sale of consumer and other products of GE Company. Currently, however, the types and brands of products financed and the financial services offered are significantly more diversified. Very little of the financing provided by GE Capital involves products that are manufactured by GE Company.

     GE Capital operates in four financing industry segments and in a specialty insurance industry segment. GE Capital's financing activities include a full range of leasing, lending, equipment management services and annuities. GE Capital's specialty insurance activities include providing financial guaranty insurance, principally on municipal bonds and structured finance issues, private mortgage insurance and creditor insurance covering international customer loan repayments. GE Capital is an equity investor in a retail organization and certain other service and financial services organizations. GE Capital's operations are subject to a variety of regulations in their respective jurisdictions.

     Services of GE Capital are offered primarily throughout the United States, Canada, Europe and the Pacific rim. GE Capital's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927. At December 31, 1995, GE Capital and affiliates employed approximately 37,000 persons.

GE GLOBAL INSURANCE HOLDING CORPORATION

     GE Global Insurance, together with its affiliates, writes all lines of reinsurance other than title and annuities. Employers Reinsurance Corporation ("ERC"), GE Global Insurance's principal U.S. affiliate, reinsures property and casualty risks written by more than 1,000 insurers around the world, and also writes certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, errors and omissions coverage for insurance and real estate agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. Other U.S. property and casualty affiliates write excess and surplus lines insurance, and provide reinsurance brokerage services. GE Global Insurance also is engaged in the reinsurance of traditional life insurance products, including term, whole and universal life, annuities, group long term health products and the provision of financial reinsurance to life insurers.

     In July 1995, GE Global Insurance, through its ERC affiliate, acquired a majority of two German reinsurance businesses, Frankona Reinsurance Group in Munich, Germany, and Aachen Reinsurance Group located in Aachen, Germany. These businesses together with other ERC affiliates located in Denmark and the United Kingdom write property and casualty and life reinsurance, principally in Europe and elsewhere throughout the world.

     In December 1994, certain life and property and casualty affiliates of GE Capital were transferred to ERC. These affiliates had been managed by ERC since 1986.

     Insurance and reinsurance operations are subject to regulation by various insurance regulatory agencies.

     GE Global Insurance and its affiliates conduct business through 14 U.S. offices and 16 non-U.S. offices. GE Global Insurance and certain U.S. subsidiaries are licensed in all of the United States, the District of Columbia and certain provinces of Canada and write property and casualty reinsurance on a direct basis and through brokers. The principal offices of GE Global Insurance are located at 5200 Metcalf Avenue, Overland Park, Kansas 66201. At December 31, 1995, GE Global Insurance and affiliates employed approximately 2,200 persons.

     Item 1. Business - Property and Casualty Reserves for Unpaid Losses and Loss Adjustment Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation for the year ended December 31, 1995 is incorporated by reference hereto.

INDUSTRY SEGMENTS


     The Corporation provides a wide variety of financing, asset management, and insurance products and services which are organized into the following industry segments:

      Consumer Services--private-label and bank credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing and annuity and mutual fund sales.

      Specialized Financing--loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in management buy-outs, including those with high leverage, and corporate recapitalizations.

      Equipment Management--leases, loans and asset management services for portfolios of commercial and transportation equipment including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, ocean-going containers and satellites.

      Mid-Market Financing--loans and leases for middle-market customers including manufacturers, distributors and end users, of a variety of commercial equipment, including data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications and telecommunications activities.

      Specialty Insurance--U.S. and international multiple-line property and casualty reinsurance, certain directly written specialty insurance and life reinsurance; financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; and creditor insurance covering international customer loan repayments.

     Refer to Item 7, "Management's Discussion and Analysis of
Results of Operations," in this Form 10-K for discussion of the Corporation's Portfolio Quality. A description of GECS principal businesses by industry segment follows:

CONSUMER SERVICES

GNA

     GNA writes and markets tax-deferred, structured and immediate annuities, traditional and universal life insurance, accident and health insurance including long-term care insurance and sells proprietary and third party mutual funds through independent and captive agents and financial institutions. In 1995, GNA acquired AMEX Life Assurance Company's long-term care insurance business, as well as its long-term disability, corporate owned life insurance and accidental death insurance businesses.

     GNA is headquartered in Seattle, Washington.

Auto Financial Services


     Auto Financial Services ("AFS") is a full service provider of automobile financing for automobile dealers, manufacturers and their customers in North America, Europe and Asia.

     In the United States, AFS is the leading independent auto lessor and provides leasing products for new automobiles and the growing used automobile leasing market. During 1995, AFS entered the sub-prime loan financing market through the start-up of a new business, Customized Auto Credit Services. AFS provides the private label financing for American Isuzu Motors, Inc. and is a joint venture partner with Volvo of North America. In addition, AFS provides inventory financing programs and direct loans to segments of the automotive industry, including dealers, rental car companies and leasing companies.

     In 1995, AFS expanded its European presence through acquisitions of Credit de l'Est and Sovac SA in France, and Filea
S.p.A in Italy.  Other European businesses include Mercurbank
(Austria), GE Capital Motor Finance (United Kingdom), Finanzia
(Spain) and Skandic-Bilfinans (Sweden).

     AFS is active in the Asian automotive market through equity investments in ASTRA Sedaya Finance (Indonesia), Taiwan Acceptance Corporation, United Merchants Finance Private Ltd. (Singapore), United Motor Works (Malaysia), GS Capital Corporation (Thailand) and through majority ownership (80%) of Australian Guarantee Limited (Taiwan). In 1995, AFS acquired 100% of United Merchants Finance Ltd. (Hong Kong) and continues to provide financing under the name GE Capital Finance Ltd.

     AFS is headquartered in Barrington, Illinois.

Retailer Financial Services

     Retailer Financial Services ("RFS") provides sales financing services to distribution chains for various consumer industries. Financing plans differ considerably by client, but fall into two major categories: customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers.

     RFS purchases consumer receivables from retailers, primarily in the United States and Canada, most of whom sell a variety of products of various manufacturers on a time sales basis. The terms for these financing plans differ according to the size of contract and credit standing of the customer. Maximum maturities ordinarily do not exceed 40 months. RFS generally maintains a security interest in the merchandise financed. Financing is provided to consumers under contractual arrangements both with and without recourse to retailers. RFS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services.

     RFS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. RFS maintains a security interest in the inventory and, as part of the agreement, retailers are required to provide insurance coverage for the merchandise financed.

     GE Capital Credit Services ("GECCS") is a services venture which provides statement printing, mailing, remittance processing, credit card embossing, and specialized collections services to over 75 million accounts. GECCS offers services to the banking, utilities, telecommunications, insurance and transportation industries.

     RFS is headquartered in Stamford, Connecticut.

Global Consumer Finance

     Global Consumer Finance ("GCF") is a leading provider of credit services to non-U.S. retailers and consumers. GCF provides private label credit cards and proprietary credit services to retailers in Europe & Asia, as well as offering a variety of direct-to-the-consumer credit programs such as consumer loans, bankcards and credit insurance.

     GCF provides financing to consumers in the United Kingdom under contractual arrangements with retailers. GCF's wide range of proprietary financial services includes private label credit cards, credit promotion and accounting services, billing (in the store's name) and customer credit and collection services. Similar services are provided through GCF operations in Japan, Scandinavia, Austria and Thailand and joint ventures in Spain, Indonesia and India. GCF also provides consumers with MasterCard (registered trademark) products.

     During 1995, GCF acquired operations that provide credit card services and consumer loans in Germany, Australia and Poland. Service Bank provides financial services to German consumers through its branch offices located inside Metro Group stores.
With the acquisition of the credit card operations of Coles Myer Ltd., GCF entered the Australian private label retail credit market. GCF entered the Eastern European financial services markets through its purchase of Solidarnosc Chase D.T. Bank in Poland.

     GCF is headquartered in Stamford, Connecticut.

Mortgage Servicing

     GE Capital Mortgage Services, Inc. ("GECMSI"), wholly owned by GE Capital Mortgage Corporation ("GECMC"), is engaged in the business of servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. GECMSI obtains servicing through the purchase of mortgage loans and servicing rights, and packages the loans it purchases into mortgage-backed securities which it sells to investors. GECMSI also originates and services home equity loans.

     GECMSI is headquartered in Cherry Hill, New Jersey.

Consumer Financial Services

     Consumer Financial Services ("CFS") issues and services
MasterCard (registered trademark) and Visa (registered trademark) products originated through direct mail campaigns, private-label credit card conversions, telemarketing and point-of-sale applications. CFS also issues and services the GE Capital Corporate Card, providing payment and information systems to help medium and large-size companies reduce travel costs, and the GE Capital Purchasing Card, which helps companies streamline purchasing and accounts payable processes.

     CFS originates, acquires and services home equity loans and lines of credit, and services HUD-insured home improvement loans.

     In addition to its headquarters in Mason, Ohio, CFS also has offices in Connecticut, New Jersey, Ohio and Utah.

SPECIALIZED FINANCING

Commercial Real Estate

     Commercial Real Estate Financing and Services ("CRE") provides funds for the acquisition, refinancing and renovation of a wide range of commercial and residential properties located throughout the United States, and, to a lesser extent, in Canada, Mexico and Europe. CRE also provides asset management services to real estate investors and selected services to real estate owners.

     Lending is a major portion of CRE's business in the form of intermediate-term senior or subordinated fixed and floating-rate loans secured by existing income-producing commercial properties such as office buildings, rental apartments, shopping centers, industrial buildings, mobile home parks, hotels and warehouses. Loans range in amount from single-property mortgages typically greater than $5 million to multi-property portfolios of several hundred million dollars. Approximately 90% of all loans are senior mortgages.

     During 1995, CRE continued to broaden its investment base by buying or providing restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds.

     CRE also offers a variety of real estate management services to outside investors, institutions, corporations, investment banks, and others through its GE Capital Realty Group subsidiary. Services include acquisitions and dispositions, strategic asset positioning, asset restructuring, facilities management and loan servicing. CRE, through its GE Capital-ResCom venture, also offers owners of multi-family housing ways to reduce costs and enhance value in properties by offering buying services (e.g. lighting, appliances) and bundled telecommunications and video services.

     CRE has offices located throughout the United States, as well as offices in Canada, Mexico, Singapore, Sweden, and throughout the United Kingdom, in addition to its headquarters in Stamford, Connecticut.

Global Project and Structured Finance

     Global Project and Structured Finance ("GPSF") provides financing for major capital investments in the energy, industrial and infrastructure sectors, historically concentrating in the United States market but more recently conducting business in Asia, Latin America and Europe. At year-end 1995, GPSF's portfolio included investments in energy-related facilities, industrial facilities and equipment, infrastructure projects, telecommunications equipment, railcars and marine vessels.

     At December 31, 1995, GPSF's portfolio consisted of finance leases (both direct financing and leveraged leases), operating leases, loans (both senior and subordinated) and equity investments (including collateralized, sinking fund and adjustable rate preferred stock, joint ventures, and partnerships). The portfolio is generally secured by liens on the financial assets, preferred mortgages, assignments of earnings, insurance, guarantees, and rights to cash flow streams.

     GPSF provides syndication and private placement services for GE Capital and GE Company transactions. When such services are performed, GPSF typically retains a portion of the transaction and places the remainder with one or more other financial institutions.

     In addition to its Stamford, Connecticut headquarters, GPSF has offices in Mexico, the United Kingdom, Singapore, Hong Kong,
China and India.

Commercial Finance

     Commercial Finance ("CF") provides revolving and term debt financing for working capital and capital expansion. The portfolio is diversified with approximately 140 accounts dispersed throughout the United States and, to a lesser degree, Canada and Europe. Loans range in amount from $5 million to several hundred million dollars, and represent investments in the cable television/media, retail, healthcare, manufacturing and food and beverage industries. CF is active in the loan syndication market, selling and occasionally purchasing participations in leveraged transactions.

     CF has offices throughout the United States including its headquarters in Stamford, Connecticut and plans to open its European office in the United Kingdom.

Equity Capital Group

     Equity Capital Group ("ECG") purchases equity investments, primarily convertible preferred and common stock investments including, in some cases, stock warrants convertible into equity ownership. ECG's primary objective is to realize long-term capital appreciation. Investments include the retail, financial services, healthcare, food and beverage, cable and broadcasting industries.

     The portfolio is geographically diversified with customers located throughout the United States, as well as in Canada and Europe.

     ECG is headquartered in Stamford, Connecticut.

EQUIPMENT MANAGEMENT

Aviation Services

     GE Capital Aviation Services ("GECAS") is a global commercial aviation financial services business that offers a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors. Financial products include financing leases, operating leases, tax-advantaged and other incentive-based financing. GECAS also provides asset management, marketing, and technical support services to aircraft owners, lenders and investors.

     At December 31, 1995, the GECAS fleet comprised 890 owned and managed aircraft on lease to 157 customers in 54 countries.

     GECAS has offices in California, Ireland and a number of other locations worldwide including Great Britain, China, Hong
Kong and Singapore and is headquartered in Stamford, Connecticut.

Fleet Services

     GE Capital Fleet Services ("GECFS") is the leading corporate fleet management company in North America and Europe with 750,000 cars, trucks and specialty vehicles under lease and service management. GECFS offers finance and operating leases to several thousand customers with an average lease term of 33 months. The primary product in North America is a Terminal Rental Adjustment Clause (TRAC) lease through which the customer assumes the residual risk--that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which GECFS assumes residual risk. In addition to the services directly associated with the lease, GECFS offers fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs, title and licensing services and safety programs. GECFS' customer base is diversified with respect to industry and geography and includes many Fortune 500 companies.

     During 1995, GECFS added 13,000 vehicles to its European fleet, which now totals 175,000 vehicles, with the purchase of Leasecontracts, plc in the United Kingdom.

     GECFS' headquarters are located in Eden Prairie, Minnesota.

Genstar Container

     Genstar Container Corporation ("Genstar") is the world's largest lessor of intermodal shipping containers. Genstar maintains a fleet of over 1,300,000 TEU ('twenty-foot equivalent units') of dry-cargo, refrigerated and specialized containers for global intermodal cargo transport. Lessees are primarily shipping lines which lease on a long-term or master lease basis.

     Genstar is headquartered in San Francisco, California.

Transport International Pool

     Transport International Pool ("TIP") is the leading trailer specialist offering diverse trailer programs and associated services. TIP's fleet of over 100,000 dry freight, refrigerated and double vans, flatbeds and specialized trailers is available for rent, lease or purchase at over 180 locations in the United States, Canada, Mexico and Europe. TIP also finances new and used trailers, buys trailer fleets, and structures sale-leaseback transactions. TIP's customer base comprises trucking companies, manufacturers and retailers worldwide.

     TIP is headquartered in Devon, Pennsylvania.

Railcar Services

     General Electric Railcar Services Corporation ("GERSCO") has a fleet of approximately 140,000 railcars leased to others in North America, principally under operating leases. Railcar maintenance and repair services are provided by General Electric Railcar Repair Services Corporation, a wholly-owned affiliate of GERSCO, at its 15 repair centers in the United States and Canada.

     GERSCO is headquartered in Chicago, Illinois.

Technology Management Services

     GE Capital Technology Management Services ("GE Capital TMS"), is a leader in providing a broad spectrum of services that enable customers to utilize information technology more efficiently by combining consulting, services and financing options to help businesses plan, acquire, manage and refresh technology assets. These services and financing options include, among others, acquisition, leasing, rental, installation, help desk network services, audio visual rental and show services, and test equipment rental, repair and calibration services.

     During 1995, GE Capital TMS assumed responsibility for GE Capital's Commercial Processing Service Center, an information technology data center and outsourcing provider, and established the Network and Asset Management business unit, enhancing GE Capital TMS' information technology help desk and network service capabilities. Also in 1995, GE Capital TMS acquired Andersen Consulting's OM/NI Solution Center as part of an alliance formed between GE Capital TMS and Andersen Consulting designed to promote full service information technology.

     GE Capital TMS is headquartered in Norcross, Georgia, and has other principal locations in Canada and California.

Satellite Telecommunications Services

     GE American Communications ("GE Americom") is a leading satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, broadcast radio, business information and integrated communications services for government and commercial customers. GE Americom operates 13 communications satellites and maintains a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities. GE Americom's GE Capital Spacenet Services business offers a full range of one-way and two-way Very Small Aperture Terminal (VSAT) network products and services.

     GE Americom is headquartered in Princeton, New Jersey.

Modular Space

     GE Capital Modular Space ("GECMS") maintains a fleet of approximately 68,000 non-residential relocatable modular structures for rental, lease and sale from over 100 facilities in North America and Europe. Markets served include construction, education, healthcare, financial, commercial, institutional and government. GECMS' operating leases average 12-18 months.

     During 1995, GECMS acquired the fleet assets of HOB Units, N.V. in Europe and Elder Equipment Leasing, Inc. in the U.S.

     GECMS is headquartered in Malvern, Pennsylvania.

MID-MARKET FINANCING

Commercial Equipment Financing

     Commercial Equipment Financing ("CEF") offers a broad line of financial products including leases, loans and municipal financing to middle-market customers including manufacturers, distributors, dealers and end-users. Products are designed to meet customers' financing needs and are either held for CEF's own account or brokered to third parties.

     Generally, transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 120 months. CEF also maintains an asset management operation that both redeploys off-lease equipment and monitors asset values.


The portfolio includes loans and leases for vehicles, manufacturing equipment, corporate aircraft, construction equipment, medical diagnostic equipment, office equipment, telecommunications equipment and electronics.

     CEF operates from offices throughout the United States, Puerto Rico, Canada, Mexico, Europe, India and Asia and through joint ventures in Indonesia and China. CEF is headquartered in Danbury, Connecticut.

Vendor Financial Services

     Vendor Financial Services ("VFS") provides captive financing services to over 75 equipment manufacturers in 22 countries and 3,500 distributors and dealers in seven countries. Customers include telecommunications, information technology, healthcare, manufacturing and office equipment businesses. Financing programs are tailored to meet the individual needs of each manufacturer and distributor and include sales force training, marketing support and customized financing products. Funding, billing, collections and other related services are provided by several highly automated service operations around the world. VFS' typical transaction size ranges from $2,000 to $150,000, with typical terms between 36 to 60 months. Security interests are generally maintained in the assets being financed.

     During 1995, VFS acquired Pallas Leasing Group located in the United Kingdom. Pallas provides financing services to leading manufacturers, dealers and distributors in the telecommunications, information technology and office equipment industries.

     Sales offices are located worldwide at sites that include the United States, Canada, the United Kingdom, Spain, Sweden, Mexico,
France, Hong Kong, India and elsewhere in Asia. VFS is headquartered in Danbury, Connecticut.

GE Capital Hawaii

     GE Capital Hawaii Inc. ("GECH") operates in the state of Hawaii and territory of Guam. Through a network of 10 branch offices, GECH offers commercial and residential real estate loans, auto and equipment leasing, inventory financing and equity lines of credit.

     GECH is headquartered in Honolulu, Hawaii.

SPECIALTY INSURANCE

In addition to GE Global Insurance Holding Corporation (discussed above), GECS' principal specialty insurance businesses are as follows.

Financial Guaranty Insurance

     FGIC Corporation ("FGIC"), through its wholly-owned subsidiary Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues and bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain structured debt issues in the taxable market. The guaranteed principal, after reinsurance, amounted to approximately $99 billion at December 31, 1995. Approximately 87% of the business written to date by Financial Guaranty has been municipal bond insurance.

     Companies affiliated with Financial Guaranty offer a variety of other services to state and local governments and agencies. These affiliates provide liquidity facilities in variable-rate transactions, municipal investment products and cash management services.

     FGIC is headquartered in New York, New York.

Mortgage Insurance

     GE Capital Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance. Operating in 25 field locations, GE Capital Mortgage Insurance is licensed in 50 states and the District of Columbia and, at December 31, 1995, was the primary insurance carrier for over 1,305,000 residential homes, with total insurance in force aggregating approximately $160 billion and total risk in force aggregating approximately $33 billion. When a claim is received, GE Capital Mortgage Insurance proceeds by either paying a guaranteed percentage based on the specified coverage, or paying the mortgage and delinquent interest, taking title to the property and arranging for its sale. In 1995, GE Capital Mortgage Insurance also began providing mortgage quaranty insurance in the United Kingdom and Canada.

     GE Capital Mortgage Insurance is headquartered in Raleigh,
North Carolina.

Creditor Insurance

     Consolidated Financial Insurance ("CFI"), headquartered in Brentford, Middlesex, England, provides creditor insurance in the European Union. The insurance, which covers loan repayments, is sold through banks, building societies and other lenders to retail borrowers.

Insurance Services

     Heritage Insurance Group primarily comprises a California property and casualty company and an Arizona life insurance company. Heritage is licensed to offer life, accident and health and property coverage in the District of Columbia and all states except New York. Viking Insurance Company, based in Bermuda, provides life, property and casualty reinsurance coverage. Other GE Capital Insurance Services' operations market and distribute insurance-related products through direct brokerage and agent networks.

     Insurance Services is headquartered in Stamford, Connecticut.

REGULATIONS AND COMPETITION

     The Corporation's activities are subject to a variety of federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. Common carrier services of GE Americom are subject to regulation by the Federal Communications Commission. Insurance and reinsurance operations are subject to regulation by various state insurance commissions or foreign regulatory authorities, as applicable. The Corporation's international operations are subject to regulation in their respective jurisdictions. To date such regulations have not had a material adverse effect on the Corporation's volume of financing operations or profitability.

     The Corporation's charges for providing financing services are changed from time to time either on a general basis or for specific types of financing when warranted in light of competition or interest and other costs. The businesses in which the Corporation engages are highly competitive. The Corporation is subject to competition from various types of financial institutions, including banks, thrifts, investment banks, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers and reinsurance companies.

Item  2.  Properties.

     GE Capital Services and its subsidiaries conduct their businesses from various facilities, most of which are leased.

Item  3.  Legal Proceedings.

     The following is not material to the Corporation but is provided for informational purposes. As previously reported, following GE Company's announcement on April 17, 1994, of a $210 million charge to net earnings based upon its discovery of false trading profits at its indirect subsidiary, Kidder, Peabody & Co., Incorporated ("Kidder"), the United States Securities and Exchange Commission ("SEC"), the United States Attorney for the Southern District of New York, and the New York Stock Exchange initiated investigations relating to the false trading profits. On January 9, 1996, the SEC initiated administrative enforcement proceedings against the former head of Kidder's government securities trading desk, Joseph Jett, alleging that he engaged in securities fraud and other violations and against two of his former supervisors for failure to supervise. Also, two civil suits purportedly brought on behalf of GE Company as shareholder derivative actions were filed in New York State Supreme Court in New York County. Both suits claim that GE Company's directors breached their fiduciary duties to GE Company by failing to adequately supervise and control the Kidder employee responsible for the irregular trading. One suit, claiming damages of over $350 million, was filed on May 10, 1994, by the Teachers' Retirement System of Louisiana against GE Company, its directors (other than Messrs. Dammerman, Opie and Penske), Kidder, its parent, Kidder, Peabody Group Inc., and certain of Kidder's former officers and directors. The other suit was filed on June 3, 1994, by William Schrank and others against GE Company's directors claiming unspecified damages and other relief. On May 19, 1995, GE Company and the director defendants moved to dismiss the amended consolidated complaint for failure to make a pre-litigation demand, among other reasons. In addition, various shareholders of GE Company have filed two purported class action suits claiming that GE Company and Kidder, and certain of Kidder's former officers and employees, allegedly violated federal securities laws by issuing statements concerning GE Company's financial condition that included the false trading profits at Kidder, and seeking compensatory damages for shareholders who purchased GE Company's stock beginning as early as January 1993. The defendants filed motions to dismiss these purported class action suits. On October 4, 1995, the court dismissed the complaint against GE Company, but denied the motion to dismiss the complaint against Kidder. On November 3, 1995, the plaintiffs in the case against GE Company appealed the trial court's dismissal of their complaint to the Second Circuit Court of Appeals.

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

Item  6.  Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements of GE Capital Services and consolidated affiliates and the related notes to consolidated financial statements.

                                                                Year ended December 31,
                                                   ----------------------------------------------------
                                                     1995        1994       1993       1992       1991
(Dollar amounts in millions)                        -------    -------    -------    -------    -------
Earned Income....................................  $ 26,492    $ 19,875   $ 17,276   $ 14,418   $ 13,053

Earnings from continuing operations..............     2,415       2,085      1,567      1,331      1,215
Earnings (loss) from discontinued operations.....        -       (1,189)       240        168         41
Net earnings.....................................     2,415         896      1,807      1,499      1,256

Return on common equity<F1><F2>..................     21.98%      20.14%     16.59%     15.82%     16.48%
GECS ratio of earnings to fixed charges..........      1.53        1.65       1.63       1.46       1.35
GECC ratio of earnings to fixed charges..........      1.51        1.63       1.62       1.44       1.34
GECC ratio of debt to equity<F1>.................      7.89        7.94       7.96       7.91       7.80

Financing receivables - net......................    93,272    $ 76,357   $ 63,948   $ 59,388   $ 55,752

Percent of allowance for losses on financing
receivables to total financing receivables.......      2.63%       2.63%      2.63%      2.63%      2.63%

Total assets.....................................  $185,729    $144,967   $126,637   $ 99,010    $86,539

Short-term borrowings............................    62,808      57,087     55,243     50,481     45,042
Long-term senior notes...........................    47,794      33,615     25,112     21,182     17,946
Long-term subordinated notes.....................       996         697        697        697        325
Minority interest................................     2,522       1,465      1,301        994        865
Equity<F3>.......................................    12,774       9,380     10,809      8,884      7,758

Insurance premiums written for the year..........     6,158       3,962      3,956      2,900      2,155

<F1>  Equity excludes unrealized gains and losses on investment securities, net of tax.

<F2>  Return on common equity is calculated using earnings from continuing operations. Earnings are adjusted for preferred stock dividends and equity excludes preferred stock.

<F3>  The Corporation adopted Statement of Financial Accounting
      Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, on December 31, 1993, resulting in the inclusion in equity, net of tax, of net unrealized gains on investment securities of $989 million, net unrealized losses of $821 million and net unrealized gains of $812 million at December 31, 1995, 1994 and 1993, respectively.

Item  7.  Management's Discussion and Analysis of Results of
Operations.

Overview

     The Corporation's net earnings were $2,415 million in 1995, compared with $896 million in 1994 which were 50% less than 1993's earnings of $1,807 million. The 1995 increase reflected no current year counterpart to the 1994 discontinued operations loss from the Kidder, Peabody Group Inc. ("Kidder, Peabody"). Net earnings from continuing operations (exclusive of Kidder, Peabody) were $2,415 million in 1995 up 16% from $2,085 million in 1994, which increased 33% from 1993. Improved earnings from continuing operations during 1995 and 1994 reflect the effects of asset growth with approximately equal contributions from origination volume and from acquisitions of businesses and portfolios.

Discontinued Operations

     In 1994 the Corporation elected to terminate the operations of its securities broker-dealer, Kidder, Peabody. Discontinued operations had no impact on 1995 earnings compared with a net loss of $1,189 million in 1994 and earnings of $240 million in 1993. The 1994 net loss from discontinued operations included a provision of $868 million after taxes for exit costs related to the liquidation of Kidder, Peabody. This liquidation was substantially complete as of December 31, 1995. See note 2 to the consolidated financial statements for further details of discontinued operations.

Operating Results from Continuing Operations

     Earnings from continuing operations were $2,415 million in 1995 up 16% from $2,085 million in 1994, which increased 33% from 1993. The 1995 increase reflected strong performances in the financing segments resulting from asset growth partially offset by a decrease in financing spreads (the excess of yields over interest rates on borrowings) as the increase in borrowing rates outpaced the improvements in yields. Earnings in the Specialty Insurance segment increased due to growth, primarily from acquisitions, and no current year counterpart to the 1994 adverse loss development in private mortgage pool insurance. The 1994 increase reflected strong performances in the financing segments resulting primarily from asset growth, improved financing spreads and asset quality. Earnings in the Specialty Insurance segment declined in 1994 due to higher insurance losses.

     The correlation between interest rate changes and financing spreads is subject to many factors and cannot be forecasted with reliability. Although not necessarily relevant to future effects, management estimates that, all else constant, an increase of 100 basis points in interest rates for all of 1995 would have reduced net earnings by approximately $65 million.

     Earned income increased 33% to $26.5 billion in 1995 following a 15% increase to $19.9 billion in 1994. Asset growth in each of the Corporation's financing segments was the primary reason for increased income from time sales, loans, financing leases and operating lease rentals in both 1995 and 1994. Yields on related assets increased during 1995 and 1994 after holding essentially flat in 1993.

     Specialty Insurance revenues increased 51% to $7.4 billion in 1995 from $4.9 billion in 1994, which was essentially flat compared with 1993. The 1995 increase reflected growth, primarily associated with business acquisitions, in the property and casualty reinsurance business. The 1994 increase reflected steady growth in premium revenue, offset by a reduction in assumed life reinsurance.

     Interest expense on borrowings in 1995 was $6.7 billion, 47% higher than in 1994 which was 28% higher than in 1993. Increases in 1995 and 1994 reflected the effects of higher average borrowings used to finance asset growth as well as the effects of higher interest rates. Part of the 1995 increase resulted from a shift during the year to longer-term funding. The composite interest rate on the Corporation's borrowings was 6.76% in 1995 compared with 5.47% in 1994 and 4.96% in 1993.

     Operating and administrative expenses were $7.8 billion in 1995, a 25% increase over 1994, which was 10% higher than 1993, primarily reflecting higher investment levels and costs associated with acquired businesses and portfolios over the past two years. These increases were partially offset by reductions in provisions for losses on investments charged to operating and administrative expenses, principally those relating to commercial real estate assets during 1995 and a combination of commercial real estate assets, highly leveraged transactions and commercial aircraft during 1994.

     Insurance losses and policyholder and annuity benefits increased 51% to $5.3 billion in 1995, compared with an 11% increase to $3.5 billion in 1994. The 1995 increase primarily resulted from the property and casualty reinsurance business' and annuity business' acquisitions along with growth in originations. The 1994 increase was the result of annuity benefits credited to customers of the annuity business which was acquired in 1993 and adverse loss development in private mortgage pool insurance, particularly related to the effects of poor economic conditions and housing value declines in southern California. These increases were partially offset by lower policyholder benefits in the life reinsurance business resulting from reduced assumed volume.

     Provision for losses on financing receivables increased to $1,117 million in 1995 from $873 million in 1994, which decreased from $987 million in 1993. These provisions principally related to private-label credit cards, bank credit cards, auto loans and auto leases in the Consumer Segment along with commercial real estate loans, all of which are discussed below under Portfolio Quality.

     Depreciation and amortization of buildings and equipment and equipment on operating leases increased 21% to $2,013 million in 1995 compared with $1,662 million in 1994, a 4% increase over 1993. The increase in both years was the result of additions to equipment on operating leases through origination volume as well as business and portfolio acquisitions.

     Provision for income taxes was $1,105 million in 1995 (an effective tax rate of 31.4%), compared with $864 million in 1994 (an effective tax rate of 29.3%), and $642 million in 1993 (an effective tax rate of 29.1%). The higher provision for income taxes in both 1995 and 1994 reflected increased pre-tax earnings subject to statutory tax rates. The 1995 increase in the effective tax rate resulted primarily from proportionately lower tax-exempt income and an increase in non-U.S. income taxes. Increases affecting the effective tax rate in 1994, compared with 1993, included proportionately lower tax-exempt income and an increase in state and local income taxes. In addition, there was no 1994 counterpart to the effects of certain 1993 financing transactions that reduced the Corporation's obligation for deferred taxes. These increases were offset by the absence of a 1994 counterpart to the unfavorable effects of the 1993 increase of 1% in the U.S. federal income tax rate.

Operating profit by industry segment

     Operating profit of the Corporation, by industry segment, is summarized in note 16 to the consolidated financial statements and discussed below.

     Consumer Services operating profit was $1,030 million in 1995, compared with $1,067 million in 1994, and $709 million in 1993. Strong performances during 1995 in the bank credit card, annuity and non-U.S. private label credit card businesses, resulting primarily from acquisition growth, were offset by losses from adverse market conditions in the mortgage servicing business. The strong 1994 growth in operating profit resulted from origination and acquisition growth in the auto leasing business and the private-label and bank credit card businesses. In addition, the operations of the annuity business, purchased in 1993, were included for a full year in 1994.

     Specialized Financing operating profit increased to $673 million in 1995 from $536 million in 1994, which increased 46% over 1993. The 1995 increase resulted from lower provisions for losses, particularly in the commercial real estate business, and increased end-of-lease residual realization. The increase in 1994 principally reflected much lower provisions for losses on highly leveraged investments and commercial real estate assets.

     Equipment Management operating profit increased to $897 million in 1995 from $624 million in 1994, which was up from $246 million in 1993. Increases in both years reflected higher volume in most businesses, largely the result of portfolio and business acquisitions. The 1995 increase also resulted from increased prices at the trailer, modular space and railcar businesses along with the sale of an outdoor media business. The 1994 increase also reflected improved trailer, container and railcar utilization, and reduced expenses associated with redeployment and refurbishment of owned aircraft compared with 1993.

     Mid-Market Financing operating profit increased slightly to $445 million in 1995 compared with $435 million in 1994 primarily due to continued asset growth somewhat offset by reduced financing spreads. Operating profit during 1994 increased 7% over 1993 reflecting higher levels of invested assets, partially as a result of business and portfolio acquisitions and increased financing spreads.

     Specialty Insurance operating profit increased to $1,020 million in 1995 from $589 million in 1994, principally because there was no current-year counterpart to the 1994 adverse loss development in private mortgage pool insurance, the result of poor economic conditions and housing value declines in southern California. Operating profit in 1995 also was enhanced by improved returns on investment securities and effects of acquisitions. 1994 operating profit declined from $770 million in 1993, as private mortgage pool insurance losses more than offset operating profit increases in other parts of the segment, including primary mortgage insurance.

Capital Resources and Liquidity

Statement of Financial Position

     Investment securities for each of the past two years comprised mainly investment-grade debt securities held by the Corporation's specialty insurance and annuity businesses in support of obligations to policyholders and annuitants. The increase of $10.2 billion during 1995 was principally related to acquisitions, increases in fair value resulting from lower year-end interest rates and investment of premiums.

     Financing receivables were $93.3 billion at year-end 1995, net of allowance for doubtful accounts, up $16.9 billion over 1994. These receivables are discussed on page 21 and in notes 4 and 5 to the consolidated financial statements.

     Other receivables were $12.9 billion and $6.0 billion at December 31, 1995 and 1994, respectively. The 1995 increase was almost entirely attributable to premiums receivable and reinsurance recoverables, reflecting acquired businesses and a general increase in underwriting activity.

     Equipment on operating leases was $13.8 billion at December 31, 1995, up $934 million from 1994. Details by category of investment can be found in note 6 to the consolidated financial statements. Additions to equipment on operating leases were $4.5 billion during 1995 and $5.6 billion during 1994.

     Other assets totaled $21.1 billion at year-end 1995, an increase of $4.5 billion from the end of 1994. $1.5 billion of the increase relates to goodwill attributable to various acquisitions, none of which was individually significant. The remaining increase of $3.0 billion related principally to acquisitions.

     Insurance liabilities, reserves and annuity benefits were $39.7 billion at year-end 1995, $10.3 billion higher than in 1994. The increase was primarily attributable to the acquisitions of the Frankona and Aachen Reinsurance Groups.

     Borrowings were $111.6 billion at December 31, 1995, of which $62.8 billion is due in 1996 and $48.8 billion is due in subsequent years. Comparable amounts at the end of 1994 were $91.4 billion in total, $57.1 billion due within one year and $34.3 billion due thereafter. A large portion of the Corporation's borrowings ($41.2 billion and $43.7 billion at the end of 1995 and 1994, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper is issued by GE Capital. The average remaining terms and interest rates of GE Capital's commercial paper were 41 days and 5.88%, respectively, at the end of 1995 compared with 45 days and 5.90% at the end of 1994. GE Capital's leverage (ratio of debt to equity, excluding from equity all unrealized gains and losses on investment securities, net of tax) was 7.89 to 1 at the end of 1995, compared with 7.94 to 1 at the end of 1994. By comparison, including in equity all unrealized gains and losses on investment securities, net of tax, GE Capital's ratio of debt to equity was 7.59 to 1 at the end of 1995, compared with 8.43 to 1 at the end of 1994.

     GE Company has committed to make contributions to GE Capital in the event of either a significant, specified decrease in the ratio of GE Capital's earnings to fixed charges or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE Company also has guaranteed the Corporation's subordinated debt with a face amount of $1,000 million and $700 million at December 31, 1995 and 1994, respectively. Management believes the likelihood that GE Company will be required to make contributions or payments under either the commitments or the guarantees is remote.

Statement of Cash Flows

     The Corporation's primary source of cash is financing activity involving the continued rollover of short-term borrowings and appropriate addition of borrowings, with a reasonable balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have decreased by $4.4 billion. New borrowings of $74.5 billion having maturities longer than 90 days were added during those years, while $38.3 billion of such longer-term borrowings were retired. The Corporation also generated $24.3 billion of cash from continuing operating activities during the last three years.

     The Corporation's principal use of cash has been investing in assets to grow its businesses. Of the $53.5 billion that the Corporation invested in continuing operations over the past three years, $25.0 billion was used for additions to financing receivables, $13.5 billion was used to invest in new equipment, principally for lease to others, and $9.5 billion was used for acquisitions of new businesses.

     With the financial flexibility that comes with excellent credit ratings, management believes the Corporation should be well positioned to meet the global needs of its customers for capital and to continue growing its diversified asset base.

Interest Rate and Currency Risk Management

     The Corporation uses various financial instruments, particularly interest rate, currency and basis swaps, but also options and currency forwards, to manage risks. The Corporation is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Corporation does not engage in any derivatives trading, market-making or other speculative activities in the derivative markets.

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

     These financial instruments allow the Corporation to lower its cost of funds by substituting credit risk for interest rate and currency risks. Since the Corporation's principal use of such swaps is to optimize funding costs, changes in interest rates and exchange rates underlying swaps would not be expected to have a material impact on the Corporation's financial position or results of operations. The Corporation conducts almost all activities with these instruments in the over-the-counter markets.

     The Corporation is exposed to prepayment risk in certain of its business activities, such as in its mortgage servicing and annuities activities. In order to hedge those exposures, the Corporation uses swaps and option-based financial instruments. These instruments generally behave based on limits ("caps," "floors" or "collars") on interest rate movement. These swaps and option-based instruments are governed by the credit risk policies described below and are transacted in the over-the-counter markets.

     In addition, as part of its ongoing customer activities, the Corporation may enter into swaps that are integrated with investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans, and are not therefore subject to the same credit criteria that would apply to a stand-alone swap. All other swaps, forward contracts and other derivatives have been designated as hedges of non-U.S. net investments or other assets.

     Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. Substantially all treasury actions are centrally executed by the Corporation's Treasury Department, which maintains controls on all exposures, adheres to stringent counterparty credit standards and actively monitors marketplace exposures.

     Given the ways in which the Corporation uses swaps, purchased options and forwards, the principal risk is credit risk
- risk that counterparties will be financially unable to make payments in accordance with the agreements. Associated market risk is meaningful only as it relates to how changes in the market value affect credit exposure to individual counterparties. Except as noted above for positions that are integrated into financings, all swaps, purchased options and forwards are carried out within the following credit policy constraints:

Counterparty credit criteria                Credit rating
                                    -----------------------------
                                     Moody's    Standard & Poor's
                                     -------    -----------------
Term of transaction
  Between one and five years.......     Aa3            AA-
  Greater than five years..........     Aaa            AAA
Credit exposure limits
  Up to $50 million................     Aa3            AA-
  Up to $75 million................     Aaa            AAA

     All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. Because of their lower risk, more credit latitude is permitted for original maturities shorter than one year.

     Once a counterparty exceeds credit exposure limits, no additional transactions are permitted until the exposure with that counterparty is reduced to an amount that is within the established limit. Open contracts remain in force.

     The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1995, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $2,297 million. These amounts are the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses. The total exposure to credit risk associated with in-the-money derivatives at December 31, 1995 was $680 million. The Corporation does not anticipate any loss from this exposure.

     Following is an analysis of credit risk exposures for the last three years.

   Percentage of Notional Derivative Exposure by Counterparty Credit Rating
   ------------------------------------------------------------------------

   Moody's / S&P                      1995      1994      1993
   -------------                      -----     -----     -----
   Aaa/AAA...........................  75%       78%       67%
   Aa/AA.............................  22%       17%       21%
   A/A and below.....................   3%        5%       12%

     The optimal funding strategy is sometimes achieved by using multiple swaps. For example, to obtain fixed rate U.S. dollar funding, several alternatives are generally available. One alternative is a swap of non-U.S. dollar denominated fixed rate debt into U.S. dollars. The synthetic U.S. dollar denominated debt would be effectively created by taking the following steps:
(1) issuing fixed rate, non-U.S. currency denominated debt, (2) entering into a swap under which fixed rate non-U.S. currency principal and interest will be received and floating rate non-U.S. currency principal and interest will be paid, and (3) entering into a swap under which floating rate non-U.S. currency principal and interest will be received and fixed rate U.S. dollar denominated principal and interest will be paid. The end result is, in every important respect, fixed rate U.S. dollar denominated financing with an element of controlled credit risk. This type of structure usually results from using several swap counterparties for steps (2) and (3). The Corporation uses multiple swaps only as part of such transactions.

     The interplay of the Corporations credit risk policy with its funding activities is seen in the following example, in which the Corporation is assumed to have been offered three alternatives for funding five-year fixed rate U.S. dollar assets with five-year fixed rate U.S. dollar debt.

                                                    Spread over
                                                 U.S. Treasuries in
                                                     basis points        Counterparty
                                                 -------------------     -----------
  1. Fixed rate 5 year medium term note........        +65                    -

  2. U.S. dollar commercial paper swapped
     into 5 year U.S. dollar fixed rate
     funding...................................        +40                    A

  3. Swiss franc fixed rate debt swapped
      into 5 year U.S. dollar fixed
      rate funding.............................        +35                    B

                                      20

     Counterparty A is a major brokerage house with a Aaa/AAA rated swap subsidiary and a current exposure to the Corporation of $39 million. Counterparty B is a Aa2/AA rated insurance company with a current exposure of $50 million.

     In this hypothetical case, the Corporation would have chosen alternative 2. Alternative 1 is unacceptably costly. Although alternative 3 would have yielded a lower immediate cost of funds, the additional credit risk of Counterparty B would have exceeded the Corporation's risk management limits.

Portfolio Quality

     The portfolio of financing receivables, before allowance for losses, increased to $95.8 billion at the end of 1995 from $78.4 billion at the end of 1994, with approximately equal contributions from origination volume and from acquisitions of businesses and portfolios. Financing receivables are the Corporation's largest asset and its primary source of revenues. Related allowances for losses at the end of 1995 aggregated $2.5 billion (2.63% of receivables - the same level as 1994 and 1993) and are, in management's judgment, appropriate given the risk profile of the portfolio. Amounts written off in 1995 were approximately 1.01% of the year's average financing receivables, compared with 1.04% and 1.59% during 1994 and 1993, respectively. A discussion about the quality of certain elements of the portfolio of financing receivables follows. Further details are included in notes 4, 5 and 6 to the consolidated financial statements. Nonearning receivables are those that are 90 days or more delinquent and reduced earning receivables are receivables whose terms have been restructured to a below-market yield.

     Consumer receivables at year-end 1995 and 1994 are shown in the following table:

   (In millions)                                    1995       1994
                                                  -------    -------
   Credit card and personal loans.............    $23,937    $19,124
   Auto loans.................................      5,555      3,991
   Auto finance leases........................     12,461      7,473
                                                  -------    -------
     Total consumer...........................    $41,953    $30,588
                                                  -------    -------

   Nonearning and reduced earning.............    $   671    $   422
      - As a percentage of total..............        1.6%       1.4%
   Receivable write offs for the year.........    $   644    $   482

     Most of the nonearning consumer receivables were U.S. private-label credit card loans, the majority of which were subject to various loss sharing arrangements that provide full or partial recourse to the originating retailer. Delinquencies in the consumer portfolio were slightly higher at the end of 1995 than 1994, consistent with overall industry experience.

     Commercial real estate portfolio at year-end 1995 and 1994 amounted to $17.4 billion and $16.9 billion, respectively, as shown in the following table:

   (In millions)                                    1995      1994
                                                  -------    -------
   Loans.....................................     $13,405    $13,282
     Nonearning and reduced earning loans....         179        179
     Receivable write offs for the year......         147        209
   Assets acquired for resale................       2,335      2,103
   Other (primarily ventures)................       1,651      1,508

     Commercial real estate loans are generally secured by first mortgages. Assets are acquired for resale from various financial institutions. Values realized during 1995 and 1994 on disposition of assets acquired for resale have met or exceeded expectations at the time of purchase.

     The commercial real estate portfolio included investments in a variety of property types and continues to be well dispersed geographically, principally in the continental United States. Write offs in the commercial real estate portfolio declined during 1995, as markets continued to stabilize.

     Other financing receivables, totaling $40.4 billion at December 31, 1995, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $5.9 billion during 1995, primarily because of acquisitions. The related nonearning and reduced-earning receivables increased to $285 million at year-end 1995 from $165 million at year-end 1994.

     The Corporation has loans and leases to commercial airlines, as discussed in note 6 to the consolidated financial statements, amounting to $8.3 billion at the end of 1995, up from $7.6 billion at the end of 1994. At year-end 1995, the Corporation's commercial aircraft positions included financial guarantees and funding commitments amounting to $409 million ($506 million in 1994) and conditional commitments to purchase aircraft at a cost of $141 million ($81 million at December 31, 1994). On January 22, 1996, the Corporation announced that it had placed a multi-year order for various Boeing aircraft with list prices approximating $4 billion.

     Entering 1996, management believes that vigilant attention to risk management and controllership and a strong focus on complete satisfaction of customer needs position it to deal effectively with the increasing competition in an ever-changing global economy.

New Accounting Standards

     Two newly-issued accounting standards will be adopted in the first quarter of 1996 and are not expected to have a material effect on the Corporation's financial position or results of operations. A summary of these standards follows.

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value.

     SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that capitalized rights to service mortgage loans be assessed for impairment by individual risk stratum by comparing each stratum's carrying amount with its fair value. Impairment, if any, would be recognized in earnings.

Item  8.  Financial Statements and Supplementary Data.

                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors
General Electric Capital Services, Inc.

     We have audited the consolidated financial statements of General Electric Capital Services, Inc. and consolidated affiliates as listed in Item 14. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Services, Inc. and consolidated affiliates at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ KPMG Peat Marwick LLP

Stamford, Connecticut
February 9, 1996

     GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED
                            AFFILIATES


                  Statement of Current and Retained Earnings


For the years ended December 31                      1995      1994      1993
(In millions)                                       ------    ------    ------

EARNED INCOME
Time sales, loan, investment and other income
 (Note 13).......................................  $13,004   $ 9,709   $ 7,997
Financing leases (Note 13).......................    3,176     2,539     2,315
Operating lease rentals (Note 6).................    4,080     3,802     3,267
Premium and commission income of insurance
 affiliates (Note 10)............................    6,232     3,825     3,697
                                                   -------   -------   -------
    Total earned income..........................   26,492    19,875    17,276
                                                   -------   -------   -------

EXPENSES
Interest (Note 9 )...............................    6,661     4,545     3,538
Operating and administrative (Note 14)...........    7,756     6,200     5,644
Insurance losses and policyholder and
 annuity benefits (Note 10)......................    5,285     3,507     3,172
Provision for losses on financing receivables
 (Note 5)........................................    1,117       873       987
Depreciation and amortization of buildings
 and equipment and equipment on operating
 leases  (Notes 6 & 7)...........................    2,013     1,662     1,592
Minority interest in net earnings of
 consolidated affiliates.........................      140       139       134
                                                   -------   -------   -------
    Total expenses...............................   22,972    16,926    15,067
                                                   -------   -------   -------
Earnings from continuing operations before
 income taxes....................................    3,520     2,949     2,209
Provision for income taxes (Note 15).............   (1,105)     (864)     (642)
                                                   -------   -------   -------
Earnings from continuing operations..............    2,415     2,085     1,567
Earnings (loss) from discontinued operations
 (Note 2)........................................        -    (1,189)      240
                                                   -------   -------   -------

NET EARNINGS.....................................    2,415       896     1,807
Dividends paid (Note 12).........................   (1,091)     (914)     (610)
Retained earnings at January 1...................    8,194     8,212     7,015
                                                   -------   -------   -------
RETAINED EARNINGS AT DECEMBER 31.................  $ 9,518   $ 8,194   $ 8,212
                                                   =======   =======   =======

See Notes to Consolidated Financial Statements.

     GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED
                            AFFILIATES

                  Statement of Financial Position


At December 31                                                1995        1994
(In millions)                                               --------     --------

ASSETS
Cash and equivalents....................................   $  1,949      $  1,218
Investment securities (Note 3)..........................     41,063        30,872
Financing receivables (Note 4):
     Time sales and loans, net of deferred income.......     59,591        50,021
     Investment in financing leases, net of
      deferred income...................................     36,200        28,398
                                                           --------      --------
                                                             95,791        78,419
     Allowance for losses on financing.
      receivables (Note 5)..............................     (2,519)       (2,062)
                                                           --------      --------
     Financing receivables--net.........................     93,272        76,357
Other receivables--net..................................     12,897         6,012
Equipment on operating leases (at cost),
 less accumulated amortization of $4,670 and $4,029
 (Note 6)...............................................     13,793        12,859
Buildings and equipment (at cost), less
 accumulated depreciation of $964 and $794 (Note 7).....      1,652         1,081
Other assets (Note 8)...................................     21,103        16,568
                                                           --------      --------
Total assets............................................   $185,729      $144,967
                                                           ========      ========

LIABILITIES AND EQUITY
Short-term borrowings (Note 9)..........................   $ 62,808      $ 57,087
Long-term borrowings (Note 9)...........................     48,790        34,312
                                                           --------      --------
      Total borrowings..................................    111,598        91,399
Accounts payable........................................      5,952         3,777
Insurance liabilities, reserves and
 annuity benefits (Note 10).............................     39,699        29,438
Other liabilities.......................................      6,312         4,571
Deferred income taxes (Note 15).........................      6,872         4,937
                                                           --------      --------
      Total liabilities.................................    170,433       134,122
                                                           --------      --------
Minority interest in equity of consolidated
 affiliates (Note 11)...................................      2,522         1,465
                                                           --------      --------

Cumulative preferred stock, $10,000 par value (80,000
 shares authorized; 51,000 shares issued and held
 primarily by consolidated affiliates at December 31,
 1995 and December 31, 1994)............................         10           10

Common stock, $10,000 par value
 (101 shares authorized and outstanding)................          1            1
Additional paid-in capital..............................      2,314        2,064
Retained earnings.......................................      9,518        8,194
Unrealized gains (losses) on investment
 securities.............................................        989         (821)
Foreign currency translation adjustments................        (58)         (68)
                                                           --------     --------
      Total equity (Note 12)............................     12,774        9,380
                                                           --------     --------
Total liabilities and equity............................   $185,729     $144,967
                                                           ========     ========

See Notes to Consolidated Financial Statements.


     GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED
                            AFFILIATES

                      Statement of Cash Flows


For the years ended December 31                         1995        1994        1993
(In millions)                                          ------      ------      ------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings........................................   $ 2,415      $  896     $1,807
Adjustments for discontinued operations.............        -        1,189       (240)
Adjustments to reconcile net  earnings to cash
 provided from operating activities:
   Provision for losses on financing receivables....     1,117         873        987
   Increase in insurance liabilities, reserves
    and annuity benefits............................     2,490       1,624      1,479
   Increase in deferred income taxes................       678         653        428
   Depreciation and amortization of buildings and
    equipment and equipment on operating leases.....     2,013       1,662      1,592
   Increase (decrease) in accounts payable..........       418        (222)       540
   Other--net.......................................       946         140        770
                                                       -------     -------    -------
     Cash from operating activities.................    10,077       6,815      7,363
                                                       -------     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in financing receivables (Note 19).....   (11,309)     (9,525)    (4,164)
Buildings and equipment and equipment on operating
  leases -- additions...............................    (4,616)     (5,749)    (3,139)
         -- dispositions............................     1,504       2,420      1,084
Payments for principal businesses purchased,
  net of cash acquired..............................    (5,403)     (2,031)    (2,090)
All other investing activities (Note 19)............    (3,913)        176     (6,793)
                                                       -------     -------    -------
  Cash used for investing activities................   (23,737)    (14,709)   (15,102)
                                                       -------     -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or
 less)...............................................   (4,510)     (2,261)     2,404
Newly issued debt (maturities longer than 90 days)
 (Note 19)...........................................   36,778      22,473     15,253
Repayments and other reductions (maturities
 longer than 90 days) (Note 19).....................   (17,045)    (11,699)    (9,526)
Dividends paid......................................    (1,091)       (904)      (610)
All other financing activities (Note 19)............       259         183        (69)
                                                       -------     -------    -------
  Cash from financing activities....................    14,391       7,792      7,452
                                                       -------     -------    -------
  Cash used for discontinued operations (Note 19)...        -         (200)        -
                                                       -------     -------    -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING
 THE YEAR...........................................       731        (302)      (287)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR...........     1,218       1,520      1,807
                                                       -------     -------    -------
CASH AND EQUIVALENTS AT END OF YEAR.................   $ 1,949     $ 1,218     $1,520
                                                       =======     =======    =======

See Notes to Consolidated Financial Statements.

     GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED
                            AFFILIATES

            Notes to Consolidated Financial Statements

NOTE  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation--GE Capital Services (the "Corporation") owns all of the common stock of General Electric Capital Corporation ("GE Capital") and GE Global Insurance Holding Corporation ("GE Global Insurance"). The consolidated financial statements represent the adding together of GE Capital Services and all majority-owned and controlled affiliates ("consolidated affiliates"), including GE Capital and GE Global Insurance.

     All significant transactions among the Corporation and consolidated affiliates have been eliminated. Other affiliates, generally companies in which the Corporation owns 20 to 50 percent of the voting rights ("non-consolidated affiliates"), are included in other assets and valued at the appropriate share of equity plus loans and advances. Certain prior period data have been reclassified to conform to the current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

     Cash Equivalents--Certificates and other time deposits are treated as cash equivalents.

     Methods of Recording Earned Income--Income on all loans is recognized on the interest method. Accrual of interest income is suspended at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. Interest income on impaired loans is recognized either as cash is collected or on a cost recovery basis as conditions warrant.

     Financing lease income is recorded on the interest method so as to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values of leased assets are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms. Operating lease income is recognized on a straight-line basis over the terms of the underlying leases.

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

     Premiums on insurance contracts are reported as earned income over the terms of the related reinsurance treaties or insurance policies. In general, earned premiums are calculated on a pro-rata basis or are determined based on reports received from reinsureds. Premium adjustments under retrospectively rated assumed reinsurance contracts are recorded based on estimated losses and loss expenses, including both case and incurred-but-not-reported reserves. Premiums received under annuity contracts that do not have significant mortality or morbidity risk are not reported as revenues but as annuity benefits - a liability - and are adjusted according to the terms of the respective policies.

     Allowance for Losses on Financing Receivables and Investments- -GE Capital maintains an allowance for losses on financing receivables at an amount that it believes is sufficient to provide adequate protection against future losses in the portfolio. For small-balance receivables, the allowance for losses is determined principally on the basis of actual experience during the preceding three years. Further allowances are also provided to reflect management's judgment of additional loss potential. For other financing receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known troubled accounts.

     All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Generally, small-balance accounts are progressively written down (from 10% when more than three months delinquent to 100% when nine to twelve months delinquent) to record the balances at estimated realizable value. However, if at any time during that period an account is judged to be uncollectible, such as in the case of a bankruptcy, the uncollectible balance is written off. Large-balance accounts are reviewed at least quarterly, and those accounts with amounts that are judged to be uncollectible are written down to estimated realizable value.

     When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value less costs to sell, transferred to other assets and subsequently carried at the lower of cost or estimated fair value less costs to sell. This accounting method has been employed principally for specialized financing transactions.

     Investment Securities--The Corporation has designated its investments in debt securities and marketable equity securities as available-for-sale. Those securities are reported at fair value, with net unrealized gains and losses included in equity, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings.

     Equipment on Operating Leases--Equipment is amortized, principally on a straight-line basis, to estimated net salvage value over the lease term or the estimated economic life of the equipment.

     Buildings and Equipment--Depreciation is recorded on either a sum-of-the-years digits formula or a straight-line basis over the lives of the assets.

     Goodwill--Goodwill is amortized over its estimated period of benefit on a straight-line basis. No amortization period exceeds 30 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

     Deferred Insurance Acquisition Costs--For the property and casualty businesses, deferred insurance acquisition costs are amortized pro-rata over the contract periods in which the related premiums are earned. For the life insurance businesses, these costs are amortized over the premium-paying periods of the contracts in proportion either to anticipated premium income or to gross profit, as appropriate. For certain annuity contracts, such costs are amortized on the basis of anticipated gross profits. For other lines of business, acquisition costs are amortized over the life of the related insurance contracts. Deferred insurance acquisition costs are reviewed for recoverability; anticipated investment income is considered in making recoverability evaluations.

     Insurance Liabilities and Reserves--The estimated liability for insurance losses and loss expenses consists of both case and incurred-but-not-reported reserves. Where experience is not sufficient to determine reserves, industry averages are used. Estimated amounts of salvage and subrogation recoverable on paid and unpaid losses are deducted from outstanding losses.

     The liability for future policyholder benefits of the life insurance affiliates has been computed mainly by a net-level-premium method based on assumptions for investment yields, mortality and terminations that were appropriate at date of purchase or at the time the policies were developed, including provisions for adverse deviations.

     Interest Rate and Currency Risk Management--As a matter of policy, the Corporation does not engage in derivatives trading, market-making or other speculative activities. Any instrument designated but ineffective as a hedge is marked to market and recognized in operations immediately. The Corporation uses swaps primarily to optimize funding costs. To a lesser degree, and in combination with options and limit contracts, the Corporation uses swaps to stabilize cash flows from mortgage-related assets.

     Interest rate and currency swaps that modify borrowings or designated assets, including swaps associated with forecasted commercial paper renewals, are accounted for on an accrual basis. The Corporation requires all other swaps, as well as options and forwards, to be designated and accounted for as hedges of specific assets, liabilities or committed transactions; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

NOTE  2.  DISCONTINUED OPERATIONS

In November 1994, the Corporation elected to terminate the operations of Kidder, Peabody Group, Inc. ("Kidder, Peabody"), its securities broker-dealer, by initiating an orderly liquidation of its assets and liabilities. As part of the liquidation plan, the Corporation received securities of Paine Webber Group Inc. valued at $657 million in exchange for certain broker-dealer assets and operations. Summary operating results of the discontinued operations are as follows.

 (In millions)                                  1994      1993
                                             -------    -------

Revenues..................................   $ 4,578     $4,861
                                             -------     ------
Earnings (loss) before income taxes.......      (551)       439
Income tax benefit (provision)............       230       (199)
                                             -------     ------
Earnings (loss) from discontinued
 operations...............................      (321)       240
Provision for loss, net of income tax
 benefit of $266..........................      (868)        -
                                             -------     ------
Earnings (loss) from discontinued
 operations...............................   $(1,189)    $  240
                                             =======     ======

                                      30

     The 1994 provision of $868 million after taxes, shown in the summary above, related to exit costs associated with liquidation of Kidder, Peabody. This liquidation was substantially complete as of December 31, 1995.

NOTE  3.  INVESTMENT SECURITIES

A summary of investment securities follows:

(In millions)                                        Gross         Gross     Estimated
                                     Amortized    unrealized    unrealized     fair
December 31, 1995                       cost         gains         losses      value
                                     ---------    ----------    ----------   ----------

Corporate and other...............   $12,313        $   463       $  (63)     $12,713
State and municipal...............     9,460            570          (11)      10,019
Mortgage-backed...................     5,991            255          (65)       6,181
Non-U.S...........................     6,887            213          (37)       7,063
Equity............................     2,843            412          (59)       3,196
U.S. government and federal
 agency...........................     1,817             77           (3)       1,891
                                     -------        -------      -------      -------
                                     $39,311        $ 1,990      $  (238)     $41,063
                                     =======        =======      =======      =======

December 31, 1994

Corporate and other...............   $10,883       $     4       $  (763)     $10,124
State and municipal...............     9,193           146          (392)       8,947
Mortgage-backed...................     4,927            82          (220)       4,789
Non-U.S...........................     3,892            20           (76)       3,836
Equity............................     2,147           201          (180)       2,168
U.S. government and federal
 agency...........................     1,185            -           (177)       1,008
                                     -------       -------       -------      -------
                                     $32,227       $   453       $(1,808)     $30,872
                                     =======       =======       =======      =======

     Contractual maturities of debt securities at December 31, 1995, other than mortgage-backed securities, are shown below.

                                        Estimated
                          Amortized        fair
(In millions)                cost         value
                          ---------     ----------
Due in
 1996.................     $ 2,359       $ 2,386
 1997-2000............       9,753         9,982
 2001-2005............       6,821         7,129
 2006 and later.......      11,544        12,189

     It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations, sometimes without call or prepayment penalties. Proceeds from sales of investment securities in 1995, 1994 and 1993 were $11,017 million, $5,821 million and $6,112 million, respectively; gross realized gains were $503 million, $281 million and $173 million, respectively; and gross realized losses were $157 million, $112 million and $34 million, respectively.

NOTE  4.  FINANCING RECEIVABLES

Financing receivables at December 31, 1995 and 1994 are shown below.

(In millions)                                    1995      1994
                                                ------    ------
Time sales and loans:
    Consumer services.......................   $33,430   $25,906
    Specialized financing...................    18,230    17,988
    Mid-market financing....................     8,795     5,916
    Equipment management....................     1,371     1,516
    Specialty insurance.....................       189        -
                                               -------   -------
                                                62,015    51,326
Deferred income.............................    (2,424)   (1,305)
                                               -------   -------
Time sales and loans--net of deferred
 income.....................................    59,591    50,021
                                               -------   -------
Investment in financing leases:
    Direct financing leases.................    33,291    25,916
    Leveraged leases........................     2,909     2,482
                                               -------   -------
       Investment in financing leases.......    36,200    28,398
                                               -------   -------
                                                95,791    78,419
Less allowance for losses (Note 5)..........    (2,519)   (2,062)
                                               -------   -------
                                               $93,272   $76,357
                                               =======   =======

     Time sales and loans represent transactions in a variety of forms, including time sales, revolving charge and credit arrangements, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1995 and 1994, specialized financing and consumer services loans included $13,405 million and $13,282 million, respectively, for commercial real estate loans. Note 6 contains information on commercial airline loans and leases.

     At December 31, 1995, contractual maturities for time sales and loans were $24,543 million in 1996, $11,933 million in 1997, $6,635 million in 1998, $5,052 million in 1999, $4,424 million in
2000 and $9,428 million thereafter, aggregating $62,015 million. Experience of the Corporation has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the contractual maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

     Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, automobiles and other transportation equipment, data processing equipment, medical equipment, as well as other manufacturing, power generation, mining and commercial equipment and facilities.

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

     The Corporation's net investment in financing leases at December 31, 1995 and 1994, is shown below.

                                                     Direct                                          Total
                                                financing leases       Leveraged leases         financing leases
                                              -------------------      -----------------       ------------------
(In millions)                                  1995         1994        1995       1994         1995      1994
                                              ------       ------      ------     ------       ------    ------
Total minimum lease payments receivable....   $37,434     $30,338      $12,625   $ 9,630       $50,059   $39,968
Less principal and interest on
  third-party nonrecourse debt.............        -           -        (9,329)   (7,103)       (9,329)   (7,103)
                                              -------     -------      -------   -------       -------   -------
      Net rentals receivable...............    37,434      30,338        3,296     2,527        40,730    32,865
Estimated unguaranteed residual value
  of leased assets.........................     4,630       3,767        1,138     1,122         5,768     4,889
Less deferred income.......................    (8,773)     (8,189)      (1,525)   (1,167)      (10,298)   (9,356)
                                              -------     -------      -------   -------       -------   -------
Investment in financing leases.............    33,291      25,916        2,909     2,482        36,200    28,398
Less:
      Allowance for losses.................      (669)       (471)         (76)      (99)         (745)     (570)
      Deferred taxes arising from
       financing leases....................    (2,959)     (2,470)      (2,787)   (2,605)       (5,746)   (5,075)
                                              -------     -------      -------   -------       -------   -------
Net investment in financing leases.........   $29,663     $22,975      $    46    $ (222)      $29,709   $22,753
                                              =======     =======      =======   =======       =======   =======

     At December 31, 1995, contractual maturities for finance lease rentals receivable were $8,780 million in 1996, $10,418 million in 1997, $6,837 million in 1998, $3,631 million in 1999, $2,126 million in 2000 and $8,938 million thereafter aggregating $40,730 million. As with time sales and loans, experience has shown that a portion of receivables will be paid prior to contractual maturity and these amounts should not be regarded as forecasts of future cash flows.

     In connection with the sales of financing receivables with recourse, GE Capital received proceeds of $2,139 million in 1995, $1,239 million in 1994 and $1,105 million in 1993. GE Capital's exposure under such recourse provisions is included in "credit and liquidity support - securitizations" in note 20.

     Nonearning consumer receivables, primarily private-label credit card receivables, amounted to $671 million and $422 million at December 31, 1995 and 1994, respectively. A majority of these receivables were subject to various loss-sharing arrangements that provide full or partial recourse to the originating private-label entity. Nonearning and reduced earning receivables other than consumer receivables were $464 million and $346 million at year-ends 1995 and 1994, respectively.

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and the related SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. These Statements do not apply to, among other things, leases or large groups of smaller-balance, homogeneous loans, and therefore are principally relevant to commercial loans. There was no effect of adopting the Statements on 1995 results of operations or financial position because the allowance for losses established under the previous accounting policy continued to be appropriate following the accounting change. The Statements require disclosures of impaired loans--loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement, based on current information and events. At December 31, 1995, loans that required disclosure as impaired amounted to $867 million, principally commercial real estate loans. For $647 million of such loans, the required allowance for losses was $285 million. The remaining $220 million of loans represents the recorded investment in loans that are fully recoverable, but only because the recorded investment had been reduced through charge-offs or deferral of income recognition. These loans must be disclosed under the Statements' technical definition of "impaired" because the Corporation will be unable to collect all amounts due according to original contractual terms of the loan agreement. Under the Statements, such loans do not require an allowance for losses.
The average investment in impaired loans requiring disclosure under the Statements was $1,037 million during 1995, with revenue of $49 million recognized, principally on the cash basis.

NOTE  5.  ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

The allowance for losses on financing receivables represented
2.63% of total financing receivables at year-end 1995 and 1994.
The table below shows the activity in the allowance for losses on financing receivables during each of the past three years.

(In millions)                              1995      1994      1993
                                          ------    ------    ------
Balance at January 1.................     $2,062    $1,730    $1,607
Provisions charged to operations.....      1,117       873       987
Net transfers related to companies
  acquired or sold...................        217       199       126
Amounts written off--net.............       (877)     (740)     (990)
                                          ------    ------    ------
Balance at December 31...............     $2,519    $2,062    $1,730
                                          ======    ======    ======

NOTE  6.   EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1995 and 1994, are shown below.

(In millions)                               1995      1994
                                          -------   -------
Original Cost
  Aircraft...........................      $5,682    $4,601
  Vehicles...........................       4,948     4,542
  Marine shipping containers.........       3,253     3,333
  Railroad rolling stock.............       1,811     1,605
  Other..............................       2,769     2,807
                                          -------   -------
                                           18,463    16,888
Accumulated amortization.............      (4,670)   (4,029)
                                          -------   -------
                                          $13,793   $12,859
                                          =======   =======

                                      34

     Amortization of equipment on operating leases was $1,702 `million, $1,435 million and $1,395 million in 1995, 1994 and 1993, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1995 totaled $8,412 million and are due as follows: $2,501 million in 1996, $1,657 million in 1997, $1,119 million in 1998, $732 million in 1999, $450 million in 2000, and $1,953 million thereafter.

     The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 1995 and 1994, the balance of such loans, leases and equipment leased to others was $8,337 million and $7,571 million, respectively. In addition, the Corporation had issued financial guarantees and funding commitments of $409 million at December 31, 1995 ($506 million at year-end 1994) and had conditional commitments to purchase aircraft at a cost of $141 million ($81 million at year-end 1994). Included in the Corporation's equipment leased to others at year-end 1995 was $101 million of commercial aircraft off-lease ($226 million at the end of 1994).

NOTE  7.  BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment. Depreciation expense was $311 million for 1995, $227 million for 1994 and $197 million for 1993.

NOTE  8.  OTHER ASSETS

Other assets at December 31, 1995 and 1994, are shown in the table below.

(In millions)                                  1995      1994
                                             -------    ------

Assets acquired for resale...............    $ 3,998    $3,867
Goodwill.................................      3,984     2,513
Investments in and advances to
 nonconsolidated affiliates..............      3,566     2,098
Miscellaneous investments................      2,072     1,652
Real estate ventures.....................      1,564     1,400
Mortgage servicing rights................      1,688     1,351
Deferred insurance acquisition costs.....      1,336     1,290
Other intangibles........................      1,027     1,173
Other....................................      1,868     1,224
                                             ------    -------
                                             $21,103   $16,568
                                             =======   =======

     Goodwill, mortgage servicing rights and other intangibles are shown net of accumulated amortization of $1,494 million at December 31, 1995 and $988 million at December 31, 1994.

NOTE  9.  BORROWINGS

Total short-term borrowings at December 31, 1995 and 1994 consisted of the following:

                                        1995                  1994
                                  ------------------     ------------------
                                             Average                Average
(Dollars in millions)             Amount       rate       Amount     rate
                                 -------      ----       -------     ----

Commercial paper - U.S.......    $37,432       5.82%     $41,759     5.88%
Commercial paper - Non-U.S...      3,796       6.33        1,938     6.27
Current portion of long-term
 debt........................     15,719                   9,695
Other........................      5,861                   3,695
                                 -------                 -------
                                 $62,808                 $57,087
                                 =======                 =======

     Total long-term borrowings at December 31, 1995 and 1994, were as follows:

                          Weighted
                          average
                          interest
(Dollars in millions)     rate<F1>    Maturities   1995      1994
                          ---------  ----------   -------  -------

Senior notes.............   6.56%     1997-2055   $47,794  $33,615
Subordinated notes<F2>...   7.88      2006-2035       996      697
                                                  -------  -------
                                                  $48,790  $34,312
                                                  =======  =======

<F1>  Includes the effects of associated interest rate and currency swaps.
<F2>  Guaranteed by GE Company.

     Interest rate and currency swaps are employed to achieve the lowest cost of funds for a particular funding strategy. The Corporation enters into interest rate swaps and currency swaps (including non-U.S. currency and cross-currency interest rate swaps) to modify interest rates and/or currencies of specific debt instruments. For example, to fund U.S. operations, GE Capital may issue fixed-rate debt denominated in a currency other than the U.S. dollar and simultaneously enter into a currency swap to create synthetic fixed-rate U.S. dollar debt with a lower yield than could be achieved directly. Such interest rate and currency swaps have been designated as modifying interest rates, currencies or both. The Corporation does not engage in derivatives trading, market-making or other speculative activities.

     The Corporation used a portion of this interest rate swap portfolio to convert interest rate exposure on short-term and floating rate long-term borrowings to interest rates that are fixed over the terms of the related swaps; interest rate basis swaps also are employed to manage short-term financing factors-- for example, to convert commercial paper-based interest costs to prime rate-based costs. At December 31, 1995 and 1994, such swaps were outstanding for principal amounts equivalent to $11,451 million and $9,301 million with maturities from 1996 to 2029 and weighted average interest rates of 6.86% and 6.80%, respectively.

     At December 31, 1995, long-term borrowing maturities, including the current portion of long-term debt, were $15,719 million in 1996, $14,012 million in 1997, $11,517 million in 1998,
$5,480 million in 1999, and $4,494 million in 2000. Additional information about borrowings, as well as associated swaps, is provided in note 20.

     At December 31, 1995, GE Capital had committed lines of credit aggregating $20.4 billion with 128 banks, including $9.5 billion of revolving credit agreements pursuant to which GE Capital has the right to borrow funds for periods exceeding one year. A total of $2.5 billion and $1.5 billion of these lines were also available for use by GE Capital Services and GE Company, respectively. In addition, at December 31, 1995, approximately $108 million of committed lines of credit were directly available to a non-U.S. affiliate of GE Capital. Also, at December 31, 1995, substantially all of the approximately $3.1 billion of GE Company's credit lines were available for use by GE Capital and GE Capital Services. During 1995, GE Capital, GE Capital Services and GE Company did not borrow under any of these credit lines.
The Corporation compensates banks for credit facilities in the form of fees which were insignificant in each of the past three years.

NOTE  10.  INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits comprises policyholders' benefits, unearned premiums and provisions for policy losses and benefits relating to insurance and annuity businesses. The related balances at December 31, 1995 and 1994, follow:

(In millions)                                       1995      1994
                                                  -------   -------

Annuity benefits............................      $11,994   $13,186
Other policyholder benefits.................       11,781     6,569
Property and casualty reserves..............       11,386     6,186
Financial and mortgage guaranty reserves....          731       725
Unearned premiums...........................        3,807     2,772
                                                  -------   -------
                                                  $39,699   $29,438
                                                  =======   =======

     The liability for future policy benefits of the life insurance affiliates, included in other policyholder benefits above, has been computed using average yields of 2.0% to 9.0% in 1995 and 4.0% to 9.1% in 1994.

     Activity in the liability for unpaid claims and claims adjustment expenses is summarized as follows for the past three years.

  (In millions)                             1995        1994       1993
                                          --------    --------   --------

Balance at January 1 - gross.........     $ 7,032     $ 6,405    $ 5,484
Less reinsurance recoverables........      (1,084)     (1,142)    (1,191)
                                         --------     -------    -------
Balance at January 1 - net...........       5,948       5,263      4,293
Claims and expenses incurred
   Current year......................       3,268       2,016      2,051
   Prior years.......................         492         558        359
Claims and expenses paid
   Current year......................        (706)       (543)      (378)
   Prior years.......................      (1,908)     (1,432)    (1,048)
Claim reserves related to acquired
 companies...........................       3,696          49         -
Other................................          19          37        (14)
                                         --------     -------    -------
Balance at December 31 - net.........      10,809       5,948      5,263
Add reinsurance recoverables.........       1,853       1,084      1,142
                                         --------     -------    -------
Balance at December 31 - gross.......    $ 12,662     $ 7,032    $ 6,405
                                         ========     =======    =======

     Financial guarantees of insurance affiliates as of December
31, 1995 and 1994, are summarized below.

(In millions)                                    1995       1994
                                               --------   --------
Guarantees, principally on municipal
 bonds and structured finance issues.....      $119,406   $106,726
Mortgage insurance risk in force.........        32,599     31,463
Credit life insurance risk in force......        13,670     13,713
Other....................................           110        147
Less reinsurance.........................       (21,749)   (19,426)
                                               --------   --------
                                               $144,036   $132,623
                                               ========   ========

     The Corporation's Specialty Insurance businesses are involved significantly in the reinsurance business, ceding reinsurance on both a pro-rata and an excess basis. When the Corporation cedes business to third parties, it is not relieved of its primary obligation to policyholders and reinsureds. Consequently, the Corporation establishes allowances for amounts deemed uncollectible due to the failure of reinsurers to honor their obligations. The Corporation monitors both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers. The maximum amount of individual life insurance retained on any one life is $2.5 million.

     The effects of reinsurance on premiums written and earned were as follows for the past three years:

                       Written premiums           Earned premiums
                  ------------------------    -----------------------
(In millions)      1995     1994     1993     1995     1994     1993
                  ------   ------   ------   ------   ------   ------

Direct.......     $2,984   $1,816   $1,639    $2,604  $1,787   $1,480
Assumed......      3,978    2,696    2,540     4,414   2,596    2,424
Ceded........       (804)    (550)    (223)     (786)   (558)    (207)
                  ------   ------   ------    ------  ------   ------
Net Premium..     $6,158   $3,962   $3,956    $6,232  $3,825   $3,697
                  ======   ======   ======    ======  ======   ======

     Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $459 million, $434 million and $304 million for the periods ended
December 31, 1995, 1994 and 1993, respectively.

NOTE  11.  MINORITY INTEREST

Minority interest in equity of consolidated GE Capital Services affiliates includes preferred stock issued by GE Capital and by a subsidiary of GE Capital. The preferred stock pays cumulative dividends at variable rates. The liquidation preference of the preferred shares at December 31, 1995 and 1994, is summarized below.

(In millions)                          1995       1994
                                      ------     ------
GE Capital......................      $1,800       $875
GE Capital subsidiary...........         360        240

     Dividend rates on the preferred stock ranged from 4.2% to 5.2% during 1995, from 2.3% to 4.9% during 1994 and from 2.3% to 2.8% during 1993.

NOTE  12  EQUITY

Changes in equity for each of the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                                Unrealized     Foreign
                                 Cumulative            Additional              gains(losses)   currency
                                 preferred    Common    paid-in      Retained  on investment   trans-
                                   stock      stock      capital     earnings  securities      lations     Total
(In millions)                    ---------   -------   ---------     --------  -------------   --------    -----

Balance at January 1, 1993....     $    -    $     1    $1,877        $ 7,015     $    36       $  (45)    $8,884
Net unrealized gains on
 investment securities........          -         -         -              -          776            -        776
Currency translation
 adjustments..................          -         -         -              -           -           (48)       (48)
Net earnings..................          -         -         -           1,807          -             -      1,807
Dividends declared:
  Common stock................          -         -         -            (610)         -             -       (610)
                                   -------   -------    ------        -------     -------       -------   -------
Balance at December 31, 1993..          -          1     1,877          8,212         812          (93)    10,809

Capital contributions.........          -         -        187             -           -            -         187
Net unrealized losses on
 investment securities........          -         -         -              -       (1,633)          -      (1,633)
Currency translation
 adjustments..................          -         -         -              -           -           25          25
Net earnings..................          -         -         -             896          -            -         896
Dividends declared:
  Stock dividend..............          10        -         -             (10)         -            -           -
  Common stock................          -         -         -            (903)         -            -        (903)
  Preferred stock.............          -         -         -              (1)         -            -          (1)
                                   -------   -------    ------        -------     -------      -------    -------
Balance at December 31, 1994..          10         1     2,064          8,194        (821)         (68)     9,380

Capital contributions.........          -         -        250             -           -            -         250
Net unrealized gains on
 investment securities........          -         -         -              -        1,810           -       1,810
Currency translation
 adjustments..................          -         -         -              -           -           10          10
Net earnings..................          -         -         -           2,415          -           -        2,415
Dividends declared:
  Common stock................          -         -         -          (1,090)         -           -       (1,090)
  Preferred stock.............          -         -         -              (1)         -           -           (1)
                                   -------   -------    ------        -------     -------     -------     -------
Balance at December 31, 1995..     $    10   $     1    $2,314        $ 9,518     $   989      $  (58)    $12,774
                                   =======   =======    ======        =======     =======     =======     =======

     GE Capital Services' outstanding preferred stock amounted to $510 million at December 31, 1995, all of which was held by consolidated affiliates with the exception of $10 million of such shares, which were dividended to GE Company in 1994. All other equity is owned entirely by GE Company. In 1995, GE Company contributed to the Corporation certain assets of Caribe GE Products, Inc. and Fee For Service, which increased the Corporation's additional paid-in capital by $250 million. In 1994, GE Company contributed to the Corporation the net assets of Consolidated Insurance Group, which increased the Corporation's additional paid-in capital by $187 million.

     Changes in fair value of investment securities are reflected, net of tax, in equity. The changes from year to year were primarily attributable to the effects of changes in year-end market interest rates on the fair value of the securities.

     At December 31, 1995 and 1994, the statutory capital and surplus of the Corporation's insurance affiliates totaled $7,678 million and $5,657 million, respectively, and amounts available for the payment of dividends without the approval of the insurance regulators totaled $479 million and $413 million, respectively.

NOTE  13.  EARNED INCOME

Time sales, loan, investment and other income includes the Corporation's share of earnings from equity investees of approximately $116 million, $169 million and $106 million for 1995, 1994 and 1993, respectively.

     Included in earned income from financing leases for 1995, 1994 and 1993 were gains on the sale of equipment at lease completion of $191 million, $180 million and $145 million, respectively.

NOTE  14.  OPERATING AND ADMINISTRATIVE EXPENSES

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

     Rental expense relating to equipment the Corporation leases from others for the purposes of subleasing was $273 million in 1995, $262 million in 1994 and $239 million in 1993. Other rental expense was $251 million in 1995, $206 million in 1994 and $174 million in 1993, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 1995, are $434 million in 1996, $384 million in 1997, $345 million in 1998, $320 million in 1999, $288 million in 2000 and $1,348 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

     Amortization of deferred insurance acquisition costs charged to operations in 1995, 1994 and 1993 was $1,319 million, $945 million and $817 million, respectively.

NOTE  15.  INCOME TAXES

The provision for income taxes is summarized in the following table.

(In millions)                                  1995      1994      1993
                                              ------    ------    ------

Estimated amounts payable...............      $  434    $  447   $  221
Deferred tax expense from temporary
 differences............................         678       431      428
Investment tax credit amortized - net...          (7)      (14)      (7)
                                              ------    ------   ------
                                              $1,105    $  864   $  642
                                              ======    ======   ======

     Estimated amounts payable includes amounts applicable to non-U.S. jurisdictions of $172 million, $224 million and $138 million in 1995, 1994 and 1993, respectively.

     GE Company files a consolidated U.S. federal income tax return which includes GE Capital Services. The provisions for estimated taxes payable include the effect of the Corporation and its affiliates on the consolidated return.

     Except for certain earnings that GE Capital Services intends to reinvest indefinitely, provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies.

     A reconciliation of the U.S. federal statutory rate to the actual income tax rate follows.

                                                   1995      1994    1993
                                                  ------    ------    ------

Statutory U.S. federal income tax rate.......      35.0%    35.0%      35.0%
Increase (reduction) in rate resulting from:
  Rate increase - deferred taxes.............        -        -         5.2
  Amortization of goodwill...................       1.1      1.0        1.2
  Tax-exempt  income.........................      (5.8)    (6.9)      (8.3)
  Dividends received, not fully taxable......      (0.8)    (0.8)      (1.2)
  All  other--net............................       1.9      1.0       (2.8)
                                                  -----    -----      -----
Actual income tax rate.......................      31.4%    29.3%      29.1%
                                                  =====    =====      =====

 Principal components of the net deferred tax liability balances at December 31, 1995 and 1994 are as follows:

(In millions)                            1995      1994
                                        ------    ------
Assets
  Allowance for losses...........       $ (852)   $ (876)
  Net unrealized losses on
   investment securities.........           -       (468)
  Insurance reserves.............         (497)     (460)
  Other..........................         (834)     (838)
                                        ------    ------
Total deferred tax assets........       (2,183)   (2,642)
                                        ------    ------
Liabilities
  Financing leases...............        5,746     5,075
  Operating leases...............        1,367     1,234
  Net unrealized gains on
   investment securities.........          608        -
  Other..........................        1,334     1,270
                                        ------    ------
Total deferred tax liabilities...        9,055     7,579
                                        ------    ------
Net deferred tax liability.......       $6,872    $4,937
                                        ======    ======

NOTE  16.  INDUSTRY SEGMENT DATA

Industry segment operating data and identifiable assets for continuing operations are shown below. Corporate level expenses principally include interest expense related to acquisition debt and other unallocated expenses.

(In millions)                                   1995        1994        1993
                                              --------    --------    --------

Earned income:
   Consumer Services....................      $  7,586    $  5,508    $  4,061
   Specialized Financing................         3,099       2,640       2,543
   Equipment Management.................         6,173       5,209       4,323
   Mid-Market Financing.................         2,184       1,575       1,472
   Specialty Insurance..................         7,444       4,926       4,862
                                              --------    --------    --------
                                                26,486      19,858      17,261
Corporate...............................             6          17          15
                                              --------    --------    --------
Total earned income.....................      $ 26,492    $ 19,875    $ 17,276
                                              ========    ========    ========
Segment operating profit:
   Consumer Services....................      $  1,030   $  1,067      $   709
   Specialized Financing................           673        536          366
   Equipment Management.................           897        624          246
   Mid-Market Financing.................           445        435          406
   Specialty Insurance..................         1,020        589          770
                                              --------   --------     --------
Total segment operating profit..........         4,065      3,251        2,497
   Corporate............................          (545)      (302)        (288)
                                              --------   --------     --------
Earnings from continuing operations
 before income taxes....................      $  3,520   $  2,949     $  2,209
                                              ========   ========     ========

Identifiable assets at December 31:
   Consumer Services....................      $ 73,076   $ 54,171     $ 45,773
   Specialized Financing................        30,297     28,183       27,102
   Equipment Management.................        25,145     23,250       19,968
   Mid-Market Financing.................        21,544     16,362       14,011
   Specialty Insurance..................        34,795     22,058       18,915
   Corporate............................           872        943          868
                                              --------   --------     --------
Total assets............................      $185,729   $144,967     $126,637
                                              ========   ========     ========

NOTE  17.  QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data are as follows:

                                   First quarter    Second quarter     Third quarter    Fourth quarter
                                  ---------------   ---------------   ---------------   ---------------
                                   1995     1994     1995     1994     1995     1994     1995     1994
(In millions)                     ------   ------   ------   ------   ------   ------   ------   ------

Earned income................     $5,754   $4,393   $6,415   $4,730   $7,099   $5,097   $7,224   $5,655
                                  ------   ------   ------   ------   ------   ------   ------   ------
Expenses:
  Interest...................      1,543    1,011    1,677    1,083    1,726    1,128    1,715    1,323
  Operating and
   administrative............      1,736    1,442    1,901    1,500    1,913    1,386    2,206    1,872
  Insurance losses and
   policyholder and annuity
   benefits..................      1,091      693    1,223      779    1,540    1,089    1,431      946
  Provision for losses on
   financing receivables.....         79      170      279      251      352      186      407      266
  Depreciation and
   amortization of
   buildings and equipment
   and equipment on
   operating leases..........        452      385      491      383      491      426      579      468
Minority interest in net
 earnings of consolidated
 affiliates..................         27       24       26       50       29       25       58       40
                                  ------   ------   ------   ------   ------   ------   ------   ------
Earnings from continuing
  operations before income
  taxes......................        826      668      818      684    1,048      857      828      740
Provision for income taxes...       (267)    (187)    (246)    (189)    (337)    (242)    (255)    (246)
                                  ------   ------   ------   ------   ------   ------   ------   ------
Earnings from continuing
  operations.................        559      481      572      495      711      615      573      494
Earnings (loss) from
  discontinued operations....         -      (151)      -       (32)      -       (89)      -      (917)
                                  ------   ------   ------   ------   ------   ------   ------   ------
Net  earnings (loss).........     $  559   $  330   $  572   $  463   $  711   $  526   $  573   $ (423)
                                  ======   ======   ======   ======   ======   ======   ======   ======

NOTE  18.  RESTRICTED NET ASSETS OF AFFILIATES

Certain consolidated affiliates are restricted from remitting funds to the Corporation in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 1995, net assets of the Corporation's regulated affiliates amounted to $14.7 billion, of which $12.5 billion was restricted.

NOTE  19.  SUPPLEMENTAL CASH FLOWS INFORMATION

"Other-net operating activities" in the Statement of Cash Flows consists principally of adjustments to current and noncurrent accruals of costs and expenses, amortization of premium and discount on debt, and adjustments to assets such as amortization of goodwill and intangibles.


     The Statement of Cash Flows excludes certain noncash transactions that had no significant effect on the investing or financing activities of the Corporation.

     Certain supplemental information related to the Corporation's cash flows is shown below.

For the years ended December 31                 1995          1994         1993
(In millions)                                 --------      --------      --------

Financing receivables
Increase in loans to customers.........       $(46,154)      $(37,059)    $(30,002)
Principal collections from customers...         44,840         31,264       27,571
Investment in equipment for
 financing leases......................        (17,182)       (10,528)      (7,204)
Principal collections on financing
 leases................................          8,821          8,461        6,011
Net change in credit card receivables..         (3,773)        (2,902)      (1,645)
Sales of financing receivables with
 recourse..............................          2,139          1,239        1,105
                                              --------       --------     --------
                                              $(11,309)      $ (9,525)    $ (4,164)
                                              ========       ========     ========

All other investing activities
Purchases of securities by insurance
 and annuity businesses................       $(14,452)      $ (8,663)    $(10,488)
Dispositions and maturities of
 securities by insurance and annuity
 businesses............................         12,460          6,338        7,698
Proceeds from principal business
 dispositions..........................            575             -            -
Other..................................         (2,496)         2,501       (4,003)
                                              --------      - -------     --------
                                              $ (3,913)      $    176     $ (6,793)
                                              ========       ========     ========

Newly issued debt having maturities
 longer than 90 days
Short-term (91 to 365 days)...........        $  2,545       $  3,214       $4,315
Long-term (longer than one year)......          32,507         19,228       10,885
Long-term subordinated................             298             -            -
Proceeds -- nonrecourse, leveraged
 lease debt...........................           1,428             31           53
                                              --------       --------     --------
                                              $ 36,778       $ 22,473     $ 15,253
                                              ========       ========     ========

Repayments and other reductions of debt having maturities
  longer than 90 days
Short-term (91 to 365 days)...........        $(16,075)      $(10,460)    $ (9,008)
Long-term (longer than one year)......            (678)          (930)        (206)
Principal payments -- nonrecourse,
 leveraged lease debt.................            (292)          (309)        (312)
                                              --------       --------     --------
                                              $(17,045)      $(11,699)    $ (9,526)
                                              ========       ========     ========

All other financing activities
Proceeds from sales of investment
 and annuity contracts...............         $  1,754       $  1,207     $    509
Preferred stock issued by GE
 Capital and consolidated
 affiliate...........................            1,045            240           -
Redemption of investment and
 annuity contracts...................           (2,540)        (1,264)        (578)
                                              --------       --------     --------
                                              $    259       $    183     $    (69)
                                              ========       ========     ========



Cash from (used for) discontinued operations
Cash from (used for) GECS
 broker-dealer operating
 activities.........................          $  1,414       $  1,635     $ (1,910)
Cash from (used for) GECS
 broker-dealer investing
 activities.........................                92            334         (107)
Cash (used for) from GECS
 broker-dealer financing
 activities.........................            (1,506)        (2,169)       2,017
                                              --------       --------     --------
                                                    -            (200)          -
                                              ========       ========     ========

Cash recovered (paid) during the year for:
  Interest..........................          $ (6,177)      $ (4,150)    $ (3,281)
  Income taxes......................               168           (321)        (189)

 Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses.

 "Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows.

                                          1995       1994       1993
                                        --------   --------   --------
Fair value of assets
 acquired.........................      $23,534    $10,197    $15,175
Cash paid.........................       (5,980)    (2,225)    (2,988)
                        ..........       -------   -------    -------
Liabilities assumed...............      $17,554    $ 7,972    $12,187
                                        =======    =======    =======

NOTE  20.  ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which the Corporation is a party. Apart from the Corporation's own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1995 or 1994. Moreover, the disclosed values are representative of fair values only as of the dates indicated. Assets that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such assets include cash and equivalents, investment securities, and other receivables.

Values are estimated as follows.

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

Financial guarantees. Based on future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a market rate.

All other instruments. Based on comparable transactions, market comparables, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations to counterparties.

     Information about financial instruments that were not carried at fair value at December 31, 1995 and 1994, is shown below.

                                                         1995                                 1994
                                          ---------------------------------      ----------------------------------
                                                  Assets (liabilities)                        Assets (liabilities)
                                                  --------------------                       -----------------------
                                                             Estimated fair                           Estimated fair
                                                   Carrying       value                    Carrying       value
                                          Notional  amount    --------------     Notional    amount    --------------
                                          amount    (net)     High      Low      amount      (net)    High      Low
At December 31 (In millions)              ------   -------    ----      ----    -------     ------    ----      ----
Assets
 Time sales and loans................. $  <F1>    $57,817   $59,188   $58,299  $   <F1>    $48,529  $49,496   $48,840
 Integrated interest rate swaps.......    1,703        -        (93)      (93)    1,183         -        64        64
 Purchased options....................    1,213        24        11        11       103          2        2         2
 Mortgage-related positions
   Mortgage purchase commitments......    1,360        -         17        17       205         -        (2)       (2)
   Mortgage sale commitments..........    1,334        -        (11)      (11)    1,792         -         2         2
    Memo: mortgages held for sale<F2>.    <F1>      1,663     1,663     1,663      <F1>      1,764    1,764     1,764
   Options, including "floors"........   18,522        67       144       144        -          -        -         -
   Interest rate swaps................    1,990        -         31        31       950         -      (127)     (127)
 Other cash financial instruments.....    <F1>      1,514     1,967     1,705       <F1>     1,897    2,026     1,924

Liabilities
 Borrowings and related instruments
    Borrowings<F3><F4>................    <F1>   (111,598) (113,105)  (113,105)     <F1>    (91,399)  (89,797) (89,797)
    Interest rate swaps...............   43,681        -       (630)      (630)   21,996         -        198      195
    Currency swaps.................... ..22,342        -        937        937    11,695         -         86       86
    Purchased options.................    2,751        26        12         11       130         12        11       12
    Other.............................      515        -        (65)       (65)       -          -         -        -
Annuity benefits......................    <F1>    (11,994)  (11,728)   (11,728)     <F1>    (13,186)  (12,788) (12,788)
 Insurance -- financial guarantees
    and credit life<F5>...............  144,036    (1,570)     (832)     (922)   132,623     (1,562)     (663)    (806)
 Credit and liquidity support--
    securitizations...................    7,035       (58)      (65)      (65)     5,808        (22)      (22)     (22)
 Performance guarantees -- principally
    letters of credit.................    2,920       (48)      (78)      (78)     2,227        (18)      (98)    (101)
 Other -- principally liquidity
    commitments.......................    3,556         1       (36)      (45)     3,166          -        42       38
Other firm commitments
    Currency forwards and options.....    7,657         -        69        69      3,372          -        12       12
    Currency swaps....................      280         -       (22)      (22)       488          -        (3)      (3)
    Ordinary course of business lending
      commitments.....................    6,929         -       (60)      (60)     6,687          -       (50)     (50)
    Unused revolving credit lines
      Commercial......................    3,223         -        -         -       2,580          -        -        -
      Consumer -- principally credit
         cards........................  118,710         -        -         -     101,582          -        -        -

<F1>  Not applicable.
<F2>  Included in other cash financial instruments.
<F3>  See note 9.
<F4>  Includes interest rate and currency swaps.
<F5>  See note 10.

Additional information about certain financial instruments in the above table follows.

Currency forwards and options are employed by the Corporation to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions. These financial instruments generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. Currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in those same currencies. In certain circumstances, net investment exposures are managed using currency forwards and currency swaps.

Options other than currency options. The Corporation is exposed to prepayment risk in certain of its business activities, such as in its mortgage servicing and annuities activities. In order to hedge those exposures, the Corporation uses one-sided financial instruments containing option features. These instruments generally behave based on limits ("caps," "floors" or "collars") on interest rate movement.

Interest rate and currency swaps are used by the Corporation to optimize borrowing costs for a particular funding strategy (see note 9) and to establish specific hedges of mortgage-related assets and to manage net investment exposures. Such swaps are evaluated by management under the credit criteria set forth below. In addition, as part of its ongoing customer activities, the Corporation may enter into swaps that are integrated with investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans, and are not therefore subject to the same credit criteria that would apply to a stand-alone swap.

Counterparty credit risk. Given the ways in which the Corporation uses swaps, purchased options and forwards, the principal risk is credit risk--risk that counterparties will be financially unable to make payments in accordance with the agreements. Associated market risk is meaningful only as it relates to how changes in market value affect credit exposure to individual counterparties. Except as noted above for positions that are integrated into financings, all swaps, purchased options and forwards are carried out within the following credit policy constraints:

- Once a counterparty reaches a credit exposure limit (see table below), no additional transactions are permitted until the exposure with that counterparty is reduced to an amount that is within the established limit. Open contracts remain in force.

Counterparty credit criteria                    Credit rating
                                        ----------------------------
                                        Moody's    Standard & Poor's
                                        -------    -----------------

Term of transaction
  Five years or less.............          Aa3           AA-
  Greater than five years........          Aaa           AAA
Credit exposure limits
  Up to $50 million..............          Aa3           AA-
  Up to $75 million..............          Aaa           AAA

  - All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.
  Because of their lower risk, more credit latitude is permitted for original maturities shorter than one year.

NOTE 21.  GEOGRAPHIC SEGMENT INFORMATION

Geographic segment operating data and total assets are as follows.

                                   Earned income                    Operating profit
                         --------------------------------    -----------------------------
(In millions)              1995        1994        1993       1995       1994       1993
                         --------    --------    --------    -------    -------    -------

United States......      $ 18,374    $ 15,213    $ 13,722    $ 2,752    $ 2,413    $ 1,970
Europe.............         4,974       2,457       1,838        469        252         10
Global-including
 other areas of
 the world.........         3,144       2,205       1,716        299        284        229
                         --------    --------    --------    -------    -------    -------
   Total...........      $ 26,492    $ 19,875    $ 17,276    $ 3,520    $ 2,949    $ 2,209
                         ========    ========    ========    =======    =======    =======

                                 Total assets
                         --------------------------------
(In millions)              1995        1994        1993
                         --------    --------    --------
United States......      $132,415    $114,069    $104,717
Europe.............        33,462      14,378       8,250
Global-including
 other areas of
 the world.........        19,852      16,520      13,670
                         --------    --------    --------
   Total............     $185,729    $144,967    $126,637
                         ========    ========    ========

The basis of presentation of geographic segment information was revised in 1995 to reclassify the results of certain business activities within GECS that are essentially global in nature to "Global-including other areas of the world." Prior-year amounts have been restated to conform to the current year presentation.

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
          Included in Part II of this report:
             Independent Auditors' Report
             Statement of Current and Retained
             Earnings for each of the years in the three-year
              period ended December 31, 1995
             Statement of Financial Position at
              December 31, 1995 and 1994
             Statement of Cash Flows for each of the
              years in the three-year period ended December 31,
              1995
             Notes to Consolidated Financial Statements

          Incorporated by reference:
             The consolidated financial statements of
              General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1995 (pages F-1 through F-40) and
              Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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

Exhibit Number                      Description
--------------                      -----------
    3  (i)     A complete copy of the Certificate of Incorporation
               of the Corporation as last amended on February 10, 1993, and currently in effect. (Incorporated by reference to Exhibit 3(i) of the Corporation's Form
               10-K Report for the year ended December 31, 1993.)

    3  (ii)    A complete copy of the By-Laws of the Corporation
               as last amended on June 30, 1994, and currently in effect. (Incorporated by reference to Exhibit 3(ii) of the Corporation's Form 10-K Report for the year ended December 31, 1994.)

    4  (iii)   Agreement to furnish to the Securities and Exchange
               Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

    12  (a)    Computation of ratio of earnings to fixed charges.

    12  (b)    Computation of ratio of earnings to combined fixed
               charges and preferred stock dividends.

    23  (ii)   Consent of KPMG Peat Marwick LLP.

    24         Power of Attorney.

    27 Financial Data Schedule (filed electronically herewith).

    99  (a)    Income Maintenance Agreement dated March 28, 1991,
               between General Electric Company and General
               Electric Capital Corporation. (Incorporated by reference to Exhibit 28 of the Corporation's Form
               10-K Report for the year ended December 31, 1992).

    99  (b)         The consolidated financial statements of
               General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1995, (pages F-1 through F-40) and
               Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

    99  (c)         Item 1. Business - Property and Casualty
               Reserves for Unpaid Losses and Loss Adjustment
               Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation
               (S.E.C. File No. 0-27394)  for the year ended
               December 31, 1995 (Pages 7 through 12).

Exhibit Number                      Description
--------------                      -----------

    99  (d)      Letter, dated June 29, 1995, from Dennis D.
               Dammerman of General Electric Company to Gary C. Wendt of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99(g) General Electric Capital Corporation's Registration Statement on Form S-3, File No. 33-61257)

(b)  Reports on Form 8-K
        None.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED
                            AFFILIATES

     SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              GENERAL ELECTRIC CAPITAL SERVICES, INC.

       CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31             1995     1994     1993
(In millions)                              ------   ------   ------

Earned income.......................        $   -    $   -    $   -
                                            ------   ------   ------
Expenses:
  Interest..........................           195      132       91
  Operating and administrative......           293      128      211
                                            ------   ------   ------
Loss before income taxes and equity
 in earnings of affiliates.........           (488)    (260)    (302)
Income tax benefit.................            110       80       87
Equity in earnings from continuing
 operations of affiliates..........          2,793    2,265    1,782
                                            ------   ------   ------
Net earnings from continuing
 operations.......................           2,415    2,085    1,567
Net earnings (loss) from
 discontinued operations..........              -    (1,189)     240
                                           ------    ------   ------
Net earnings......................          2,415       896    1,807
Dividends paid....................         (1,091)     (914)    (610)
Retained earnings at January 1....          8,194     8,212    7,015
                                           ------    ------   ------
Retained earnings at December 31..         $9,518    $8,194   $8,212
                                           ======    ======   ======


See Notes to Condensed Financial Statements.

     GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED
                            AFFILIATES

    SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT--
                            (Continued)

              GENERAL ELECTRIC CAPITAL SERVICES, INC.

             CONDENSED STATEMENT OF FINANCIAL POSITION


At December 31                       1995       1994
(In millions)                       -------    -------

ASSETS
Cash and equivalents...........     $    27    $     5
Investment securities..........          55         -
Receivables--net...............          27         14
Investment in and advances to
 affiliates....................      16,722     12,640
                                    -------    -------
Total assets..................      $16,831    $12,659
                                    =======    =======

LIABILITIES AND EQUITY
Short-term borrowings..........     $ 2,936    $ 2,498
Long-term borrowings...........         298         -
Accounts payable...............         193        235
Other liabilities..............         130         46
                                    -------    -------
 Total liabilities.............       3,557      2,779
                                    -------    -------
Cumulative preferred stock,
 $10,000 par value (80,000
 shares authorized; 51,000
 shares issued and held
 primarily by affiliates at
 December 31, 1995 and 1994)...         510        510
Common stock, $10,000 par value
 (101 shares authorized and
 outstanding)..................           1          1
Additional paid-in capital.....       2,314      2,064
Retained earnings..............       9,518      8,194
Unrealized gains (losses) on
 investment securities held
 by affiliates.................         989       (821)
Foreign currency translation
 adjustments...................         (58)       (68)
                                    -------    -------
 Total equity................        13,274      9,880
                                    -------    -------
Total liabilities and equity.       $16,831    $12,659
                                    =======    =======

See Notes to Condensed Financial Statements.

     GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED
                            AFFILIATES

    SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT--
                            (Continued)

              GENERAL ELECTRIC CAPITAL SERVICES, INC.

                 CONDENSED STATEMENT OF CASH FLOWS


For the years ended December 31                                  1995    1994     1993
(In millions)                                                    -----   -----    -----

CASH FROM OPERATING ACTIVITIES............................     $   722    $ 549    $ 412
                                                               -------    -----    -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in investment and advances to
   affiliates.............................................        (962)      16       18
  Net change in investment securities.....................         (55)     100     (100)
  Net change in receivables...............................         672      (14)      26
                                                               -------    -----    -----
  CASH (USED FOR) PROVIDED FROM INVESTING ACTIVITIES......        (345)     102      (56)
                                                               -------    -----    -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in borrowings (less than 90-day maturities)..         438      158      351
  Newly issued debt--long-term subordinated...............         298       -        -
  Dividends paid..........................................      (1,091)    (904)    (610)
                                                               -------    -----    -----
  CASH USED FOR FINANCING ACTIVITIES......................        (355)    (746)    (259)
                                                               -------    -----    -----

INCREASE (DECREASE) IN CASH AND EQUIVALENTS
 DURING THE YEAR..........................................          22      (95)     97
CASH AND EQUIVALENTS AT BEGINNING OF YEAR.................           5      100       3
                                                               -------    -----   -----
CASH AND EQUIVALENTS AT END OF YEAR.......................     $    27    $   5   $ 100
                                                               =======    =====   =====

See Notes to Condensed Financial Statements.

     GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED
                            AFFILIATES

    SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT--
                            (Concluded)

              GENERAL ELECTRIC CAPITAL SERVICES, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS

Income taxes

     GE Company files a consolidated U.S. federal income tax return which includes GE Capital Services. Income tax benefit includes the effect of GE Capital Services on the consolidated return.

Dividends from affiliates

     In 1995 and 1994, GE Capital Services received dividends of $124 million and $150 million, respectively, from GE Global Insurance and $1,588 million and $575 million, respectively, from GE Capital. The 1995 dividend from GE Capital included certain assets that were subsequently sold. The proceeds on the sale were invested back into GE Capital.

Discontinued operations

     In November 1994, GE Capital Services elected to terminate the operations of Kidder, Peabody Group Inc. by initiating an orderly liquidation of its assets and liabilities. As part of the liquidation plan, GE Capital Services received securities of Paine Webber Group Inc. valued at $657 million in exchange for certain broker-dealer assets and operations. The liquidation was substantially complete as of December 31, 1995.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY AND CASUALTY INSURANCE OPERATIONS

                                  (in millions)

                           Reserves for       Discount
             Deferred      unpaid claims    deducted from
              policy        and claims       unpaid losses                                     Net
            acquisition     adjustment          and loss       Unearned       Earned       investment
               costs         expenses           expenses       premiums       premiums       income
            -----------     -----------     -------------      --------       --------     ----------


1995         $   821          $12,117           $    32         $ 3,232        $ 5,118      $   890
             =======          =======           =======         =======        =======      =======

1994         $   581          $ 6,911           $    27         $ 2,372        $ 3,375      $   721
             =======          =======           =======         =======        =======      =======

1993         $   403          $ 6,405           $    21         $ 1,639        $ 3,301      $   594
             =======          =======           =======         =======        =======      =======


       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY AND CASUALTY INSURANCE OPERATIONS

                                  (in millions)

             Claims and claim
             adjustment expenses
             incurred related to         Amortization        Paid claims
             -------------------         of deferred          and claim
             Current       Prior       policy acquisition     adjustment     Premiums
               years       years             costs             expenses      written
             -------       -----       ------------------     ----------     --------

1995         $3,033        $  468           $  927              $2,467        $4,976
             ======        ======           ======              ======        ======

1994         $1,885        $  558           $  606              $1,946        $3,514
             ======        ======           ======              ======        ======

1993         $2,040        $  359           $  550              $1,425        $3,547
             ======        ======           ======              ======        ======

                                                                  Exhibit 4(iii)


                                March 26, 1996

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Subject: General Electric Capital Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995--File No. 0-14804

Dear Sirs:

     Neither General Electric Capital Services, Inc. (the "Corporation") nor any of its subsidiaries has outstanding any instrument with respect to its long-term debt under which the total amount of securities authorized exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. In accordance with paragraph (b)(4)(iii) of Item 601 of Regulation S-K (17 CFR 229.601), the Corporation hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument which defines the rights of holders of such long-term debt.

                              Very truly yours,


                             GENERAL ELECTRIC CAPITAL SERVICES, INC.


                             By: /s/ J. A. Parke
                                 ------------------------------
                                 J. A. Parke,
                                 Senior Vice President, Finance

                                                                  Exhibit 12 (a)

              GENERAL ELECTRIC CAPITAL SERVICES, INC.
                    AND CONSOLIDATED AFFILIATES

         Computation of Ratio of Earnings to Fixed Charges

                                                           Years ended December 31,
                                               ------------------------------------------------
                                                1995      1994      1993       1992      1991
(Dollar amounts in millions)                   -------   -------   -------    -------   -------

Earnings from continuing
 operations............................        $ 2,415   $ 2,085   $ 1,567    $ 1,331   $ 1,215
Provision for income taxes.............          1,105       864       642        404       317
Minority interest......................            140       139       134         40        33
Cumulative effect to January 1,
 1991, of accounting change for
 post retirement benefits other
 than pensions.........................             -         -        -           -          6
                                               -------   -------   -------    -------   -------
Earnings before income taxes,
 minority interest and accounting
 change................................         3,660      3,088     2,343      1,775     1,571
                                              -------    -------   -------    -------   -------
Fixed charges:
  Interest.............................         6,731      4,598     3,585      3,780     4,413
  One-third of rentals.................           175        156       138         92        36
                                              -------    -------   -------    -------   -------
Total fixed charges....................         6,906      4,754     3,723      3,872     4,449
                                              -------    -------   -------    -------   -------
Less interest capitalized, net of
 amortization..........................            21          9         4          6         7
                                              -------    -------   -------    -------   -------
Earnings before income taxes,
 minority interest and accounting
 change, plus fixed charges............       $10,545    $ 7,833   $ 6,062    $ 5,641   $ 6,013
                                              =======    =======   =======    =======   =======
Ratio of earnings to fixed
 charges...............................          1.53       1.65      1.63       1.46      1.35
                                              =======    =======   =======    =======   =======

                                                                  Exhibit 12 (b)

              GENERAL ELECTRIC CAPITAL SERVICES, INC.
                    AND CONSOLIDATED AFFILIATES

  Computation of Ratio of Earnings to Combined Fixed Charges and
                     Preferred Stock Dividends

                                                         Years ended December 31,
                                            ----------------------------------------------
                                                1995      1994      1993      1992      1991
(Dollar amounts in millions)                   ------    ------    ------    ------    ------

Earnings from continuing operations......      $ 2,415    $2,085    $1,567    $1,331    $1,215
Provision for income taxes...............        1,105       864       642       404       317
Minority interest........................          140       139       134        40        33
Cumulative effect to January 1, 1991,
  of accounting change for post
  retirement benefits other than
  pensions..............................            -         -        -          -          6
                                               -------   -------   -------   -------   -------
Earnings before income taxes,
  minority interest and
  accounting change.....................         3,660     3,088     2,343     1,775     1,571
                                               -------   -------   -------   -------   -------
Fixed charges:
  Interest..............................         6,731     4,598     3,585     3,780     4,413
  One-third of rentals..................           175       156       138        92        36
                                               -------   -------   -------   -------   -------
Total fixed charges.....................         6,906     4,754     3,723     3,872     4,449
                                               -------   -------   -------   -------   -------
Less interest capitalized, net of
  amortization..........................            21         9         4         6         7
                                               -------   -------   -------   -------    ------
Earnings before income taxes, minority
  interest and accounting change,
  plus fixed charges....................       $10,545   $ 7,833   $ 6,062   $ 5,641    $6,013
                                               =======   =======   =======   =======   =======
Preferred stock dividend requirements...       $     1   $     1   $    -    $    -     $   -
Ratio of earnings from continuing
  operations before provisions for
  income taxes to earnings from
  continuing operations................           1.46      1.41        -         -         -
                                               -------   -------   -------   -------   -------
Preferred stock dividend factor on
  pre-tax basis........................              1         1        -         -         -
Fixed charges..........................          6,906     4,754     3,723    3,872      4,449
                                               -------   -------   -------   -------   -------
Total fixed charges and preferred
  stock dividend requirements..........        $ 6,907   $ 4,755   $ 3,723   $ 3,872    $4,449
                                               =======   =======   =======   =======   =======
Ratio of earnings to combined
  fixed charges and preferred stock
  dividends............................           1.53      1.65      1.63      1.46     1.35
                                               =======   =======   =======   =======   =======

                                                               Exhibit 23(ii)


To the Board of Directors
General Electric Capital Services, Inc.

     We consent to incorporation by reference in the Registration Statement (No. 33-7348) on Form S-3 of General Electric Capital Services, Inc., and in the Registration Statement (No. 33-61029) on Form S-3 jointly filed by General Electric Capital Services, Inc. and General Electric Company, of our report dated February 9, 1996, relating to the statement of financial position of General
Electric Capital Services, Inc. and consolidated affiliates as of December 31, 1995 and 1994 and the related statements of current and retained earnings and cash flows for each of the years in the three-year period ended December 31, 1995, and related schedules which report appears in the December 31, 1995 annual report on Form 10-K of General Electric Capital Services, Inc.


/s/ KPMG Peat Marwick LLP

Stamford, Connecticut
March 28, 1996

                                                                      Exhibit 24

                         POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Services, Inc., a Delaware corporation (the "Corporation"), hereby constitutes and appoints Gary C. Wendt, James A. Parke, Joan C. Amble and Nancy E. Barton and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1995, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

   IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 26th day of March, 1996.



/s/ Gary C. Wendt                        /s/ James A. Parke
----------------------------             ----------------------------
Gary C. Wendt,                           James A. Parke,
Chairman of the Board,                   Senior Vice President, Finance
President and Chief Executive Officer   (Principal Financial Officer)
(Principal Executive Officer)




                   /s/ Joan C. Amble
                   ----------------------------
                   Joan C. Amble,
                   Vice President and Controller
                   (Principal Accounting Officer)









                                                                   (Page 1 of 2)

/s/ Kaj Ahlmann
----------------------------         ----------------------------
Kaj Ahlmann,                         Benjamin W. Heineman, Jr.,
Director                             Director

/s/ Nigel D.T. Andrews
----------------------------         ----------------------------
Nigel D.T. Andrews,                  Hugh J. Murphy,
Director                             Director

/s/ James R. Bunt                    /s/ Denis J. Nayden
----------------------------         ----------------------------
James R. Bunt,                       Denis J. Nayden,
Director                             Director

/s/ Dennis D. Dammerman              /s/ Michael A. Neal
----------------------------         ----------------------------
Dennis D. Dammerman,                 Michael A. Neal,
Director                             Director


----------------------------         ----------------------------
Paolo Fresco,                        John M. Samuels,
Director                             Director

                                     /s/ Edward D. Stewart
----------------------------         ----------------------------
Dale F. Frey,                        Edward D. Stewart,
Director                             Director

                                     /s/ John F. Welch, Jr.
                                     ----------------------------
                                     John F. Welch,  Jr.,
                                     Director

A MAJORITY OF THE BOARD OF DIRECTORS



                                                                   (Page 2 of 2)

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GENERAL ELECTRIC CAPITAL SERVICES, INC.

March 26, 1996                   By: /s/ Gary C. Wendt
                                     ----------------------------
                                          (Gary C. Wendt)
                                             President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                Title                        Date
        ---------                -----                        ----

/s/ Gary C. Wendt
----------------------    Chairman of the Board,           March 26, 1996
    (Gary C. Wendt)       President and Chief
                          Executive Officer
                          (Principal Executive Officer)

/s/ James A. Parke
----------------------    Senior Vice President, Finance   March 26, 1996
    (James A. Parke)      (Principal Financial Officer)

/s/ Joan C. Amble
----------------------    Vice President and Controller    March 26, 1996
    (Joan C. Amble)       (Principal Accounting Officer)


KAJ AHLMANN*                Director
NIGEL D. T. ANDREWS*        Director
JAMES R. BUNT*              Director
DENNIS D. DAMMERMAN*        Director
DENIS J. NAYDEN*            Director
MICHAEL A. NEAL*            Director
EDWARD D. STEWART*          Director
JOHN F. WELCH, JR.*         Director

A MAJORITY OF THE BOARD OF DIRECTORS

    /s/ Joan C. Amble
*By -----------------------                                March 26, 1996
     (Joan C. Amble)
     Attorney-in-fact