Form 10-Q
period 1996-03-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 1996-05-14
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-Q
                            ------------------------

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1996

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from     to

                         Commission file number 0-14804

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x No

    At April 26, 1996, 101 shares of common stock with a par value of $10,000 were outstanding.

    REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.

     Item 1. Financial Statements ......................................       1

     Item 2. Management's Discussion and Analysis of Results
              of Operations ............................................       5

     Exhibit 12. Computation of Ratio of Earnings to Fixed Charges
      and Computation of Ratio of Earnings to Combined Fixed Charges
      and Preferred Stock Dividends ....................................       7

PART II - OTHER INFORMATION.

     Item 1. Legal Proceedings .........................................       8

     Item 6. Exhibits and Reports on Form 8-K ..........................       8

     Signatures ........................................................       9

     Index to Exhibits .................................................      10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                          ----------------------
(In millions)                                             MARCH 30,     APRIL 1,
                                                             1996        1995
                                                          ---------    --------
EARNED INCOME ..........................................   $  7,245    $  5,754
                                                           --------    --------

EXPENSES

Interest ...............................................      1,735       1,543
Operating and administrative ...........................      2,185       1,736
Insurance losses and policyholder and annuity benefits .      1,602       1,091
Provision for losses on financing receivables ..........        213          79
Depreciation and amortization of buildings and equipment
 and equipment on operating leases .....................        493         452
Minority interest in net earnings of consolidated
 affiliates ............................................         44          27
                                                           --------    --------
                                                              6,272       4,928
                                                           --------    --------

EARNINGS

Earnings before income taxes ...........................        973         826
Provision for income taxes .............................       (323)       (267)
                                                           --------    --------

NET EARNINGS ...........................................        650         559
Dividends ..............................................       (225)       (193)
Retained earnings at beginning of period ...............      9,518       8,194
                                                           --------    --------
RETAINED EARNINGS AT END OF PERIOD .....................   $  9,943    $  8,560
                                                           ========    ========















See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

(In millions)                                             MARCH 30,   DECEMBER 31,
                                                             1996         1995
                                                          ---------   ------------
                                                          (unaudited)

ASSETS
Cash and equivalents ...................................   $  2,149    $  1,949
Investment securities ..................................     40,750      41,063
Financing receivables
   Time sales and loans, net of deferred income ........     58,749      59,591
   Investment in financing leases, net of
    deferred income ....................................     35,949      36,200
                                                           --------    --------
                                                             94,698      95,791
   Allowance for losses on financing receivables .......     (2,490)     (2,519)
                                                           --------    --------
      Financing receivables -- net .....................     92,208      93,272
Other receivables -- net ...............................     12,830      12,897
Equipment on operating leases (at cost),
 less accumulated amortization of $4,934 and $4,670 ....     14,354      13,793
Other assets ...........................................     24,459      22,755
                                                           --------    --------
   TOTAL ASSETS ........................................   $186,750    $185,729
                                                           ========    ========

LIABILITIES AND EQUITY

Short-term borrowings ..................................   $ 62,879    $ 62,808
Long-term borrowings
   Senior ..............................................     49,063      47,794
   Subordinated ........................................        996         996
Insurance liabilities, reserves and annuity benefits ...     40,285      39,699
Other liabilities ......................................     11,510      12,264
Deferred income taxes ..................................      6,765       6,872
                                                           --------    --------
   Total liabilities ...................................    171,498     170,433
                                                           --------    --------
Minority interest in equity of consolidated affiliates .      2,520       2,522
                                                           --------    --------
Capital stock ..........................................         11          11
Additional paid-in capital .............................      2,314       2,314
Retained earnings ......................................      9,943       9,518
Unrealized gains on investment securities ..............        528         989
Foreign currency translation adjustments ...............        (64)        (58)
                                                           --------    --------
   Total equity ........................................     12,732      12,774
                                                           --------    --------
TOTAL LIABILITIES AND EQUITY ...........................   $186,750    $185,729
                                                           ========    ========








See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                          ---------------------
(In millions)                                             MARCH 30,    APRIL 1,
                                                             1996        1995
                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings ...........................................   $    650    $    559
Adjustments to reconcile net earnings to cash
 provided from operating activities:

   Provision for losses on financing receivables .......        213          79
   Depreciation and amortization of buildings and
    equipment and equipment on operating leases ........        493         452
   Other -- net ........................................        116         307
                                                           --------    --------
      Cash provided from operating activities ..........      1,472       1,397
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in loans to customers .........................    (11,391)    (11,718)
Principal collections from customers ...................     11,876       9,870
Investment in assets on financing leases ...............     (2,914)     (2,351)
Principal collections on financing leases ..............      2,908       1,551
Net decrease in credit card receivables ................        172         459
Buildings and equipment and equipment on
 operating leases:
     - additions .......................................     (1,367)     (1,310)
     - dispositions ....................................        350         549
Payments for principal businesses purchased,
 net of cash acquired ..................................        (97)     (1,627)
Purchases of investment securities by insurance
 affiliates and annuity businesses .....................     (3,551)     (3,038)
Dispositions and maturities of investment securities
 by insurance affiliates and annuity businesses ........      3,158       2,850
Other -- net ...........................................     (1,327)       (449)
                                                           --------    --------
      Cash used for investing activities ...............     (2,183)     (5,214)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in borrowings (maturities 90 days or less) ..     (1,414)     (4,126)
Newly issued debt
     - short-term (maturities 91-365 days) .............        882         563
     - long-term senior ................................      7,657      11,965
Proceeds - non-recourse, leveraged lease debt ..........        236        --
Repayments and other reductions
     - short-term (maturities 91-365 days) .............     (5,479)     (3,712)
     - long-term senior ................................       (314)       --
Principal payments - non-recourse, leveraged lease debt        (103)        (99)
Proceeds from sales of investment and annuity contracts         149         387
Redemption of investment and annuity contracts .........       (478)       (590)
Dividends paid .........................................       (225)       (193)
                                                           --------    --------
      Cash provided from financing activities ..........        911       4,195
                                                           --------    --------
INCREASE IN CASH AND EQUIVALENTS .......................        200         378
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      1,949       1,218
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................   $  2,149    $  1,596
                                                           ========    ========

See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed quarterly financial statements represent the consolidation of General Electric Capital Services, Inc. ("Corporation") and all majority-owned and controlled affiliates ("consolidated affiliates"). All significant transactions among the parent and consolidated affiliates have been eliminated. Certain prior period data have been reclassified to conform to the current period presentation.

2. The condensed consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

3. Two newly issued accounting standards were adopted in the first quarter of 1996 and did not have a material effect on the financial position or results of operations of the Corporation.

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that certain long-lived assets be reviewed for impairment when events or circumstances indicate that the carrying amounts of the assets may not be recoverable. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

     SFAS No. 122, Accounting for Mortgage Servicing Rights, requires that capitalized rights to service mortgage loans be assessed for impairment by individual risk stratum by comparing each stratum's carrying amount with its fair value. Strata are based on the predominant risk characteristics of the underlying loans, which include loan type and note rate. Fair values are estimated based on discounted anticipated future net cash flows considering market consensus for loan prepayment predictions and other economic factors. To the extent that the carrying value of mortgage servicing rights exceeds fair value by individual stratum, the resulting impairment is recognized in earnings through a valuation allowance.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

          Net earnings for the first quarter of 1996 were $650 million, a $91 million (16%) increase over the first quarter of 1995.

         Earnings of the lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. The increase in net earnings for these businesses principally resulted from a higher average level of invested assets, partially offset by higher provisions for losses on financing receivables. Financing spreads were essentially the same in both periods as the decrease in interest rates paid on borrowings were offset by a decrease in yields.

         The Specialty Insurance segment, principally GE Global Insurance Holding Corporation, also contributed to the increase in net earnings primarily due to increased premium and investment income resulting from the 1995 acquisitions of the Frankona and Aachen Reinsurance Groups. These increases were partially offset by increases in reserves for insurance losses and other expenses, also primarily related to the acquisitions.

OPERATING RESULTS

          EARNED INCOME from all sources increased $1,491 million (26%) to $7,245 million for the first quarter of 1996, compared with $5,754 million in the first quarter of 1995.

         Earned income from the  specialized  financing,  mid-market  financing, consumer services and equipment management businesses increased $721 million (17%) over the comparable prior-year period principally reflecting a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses. A portion of the increase was also attributable to higher consumer insurance premiums due to the acquisition of the long-term care insurance business during 1995. Earned income from the specialty insurance businesses increased $761 million (53%) to $2,198 million for the first quarter of 1996 compared with the first quarter of 1995. The increase primarily reflected increased premium and investment income resulting from the Frankona and Aachen acquisitions, increased realized gains on sales of investment securities and growth in premium and investment income in the other insurance businesses.

         INTEREST EXPENSE for the first quarter of 1996 was $1,735 million, 12% higher than for the first quarter of 1995. The increase reflected the effects of higher average borrowings used to finance asset growth partially offset by the effects of lower interest rates. The composite interest rate on borrowings for the first quarter of 1996 was 6.38% compared with 6.65% in the first quarter of 1995.

         OPERATING AND ADMINISTRATIVE EXPENSES were $2,185 million for the first quarter of 1996, a 26% increase over the first quarter of 1995. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and higher investment levels.

         INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 47% to $1,602 million for the first quarter of 1996, compared with $1,091 million for the first quarter of 1995. The increase primarily resulted from the Frankona and Aachen acquisitions and from higher policyholder benefit costs due to the acquisition of the long-term care insurance business during 1995.

         PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $213 million for the first quarter of 1996 from $79 million for the first quarter of 1995. These provisions principally related to private-label and bank credit cards in the Consumer Segment which are discussed below under Portfolio Quality.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           (Continued).

         DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $41 million (9%) to $493 million for the first quarter of 1996 compared with $452 million for the first quarter of 1995. The increase principally reflected higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

         PROVISION FOR INCOME TAXES was $323 million for the first quarter of 1996 (an effective tax rate of 33.2%), compared with $267 million for the first quarter of 1995 (an effective tax rate of 32.3%). The higher provision for income taxes reflected increased pre-tax earnings. The increase in the 1996 effective tax rate resulted primarily from proportionately lower tax exempt income and an increase in non-U.S. taxes, partially offset by benefits received upon termination of certain leveraged leases and increased tax credits.

PORTFOLIO QUALITY

         THE PORTFOLIO OF FINANCING RECEIVABLES, before allowance for losses, decreased to $94.7 billion at March 30, 1996 from $95.8 billion at the end of 1995. Financing receivables are the Corporation's largest asset and the primary source of revenues. Related allowances for losses at March 30, 1996, aggregated $2.5 billion (2.63% of receivables - the same level as at the end of 1995) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. Nonearning receivables are those that are 90 days or more delinquent and reduced earning receivables are receivables whose terms have been restructured to a below-market yield.

         CONSUMER RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $41.4 billion at March 30, 1996, a decrease of $0.6 billion from the end of 1995. Nonearning and reduced earning receivables increased to $712 million at March 30, 1996, from $671 million at December 31, 1995. Write-offs of consumer receivables increased to $190 million for the first quarter of 1996, compared with $143 million for the first quarter of 1995, primarily due to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios and higher delinquencies consistent with overall industry experience.

         COMMERCIAL REAL ESTATE LOANS classified as financing receivables were $13.3 billion at March 30, 1996, compared with $13.4 billion at year-end 1995. Nonearning and reduced earning receivables increased to $263 million at March 30, 1996, from $179 million at December 31, 1995. Write-offs of commercial real estate loans were $10 million for the first quarter of 1996, compared with $57 million for the first quarter of 1995. At March 30, 1996, the commercial real estate portfolio also included, in other assets, $2.2 billion of assets acquired for resale from various financial institutions ($2.3 billion at year-end 1995) and $1.7 billion of investments in real estate ventures (essentially unchanged from the prior year end).

         OTHER FINANCING RECEIVABLES, totaling $40.0 billion at March 30, 1996 ($40.4 billion at December 31, 1995), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced-earning receivables increased to $297 million at March 30, 1996, from $285 million at year-end 1995.

         Loans and leases to commercial airlines amounted to $8.4 billion at March 30, 1996, up slightly from $8.3 billion at the end of 1995.

OTHER MATTERS

         As 1996 progresses, management continues to believe that vigilant attention to risk management and controllership and a strong focus on complete satisfaction of customer needs position it to deal effectively with the increasing competition in an ever-changing global economy.

                                                                      EXHIBIT 12

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                        THREE MONTHS ENDED MARCH 30, 1996

                                   (Unaudited)

                                                                        RATIO OF
                                                                      EARNINGS TO
                                                                        COMBINED
                                                                           FIXED
                                                                         CHARGES
                                                           RATIO OF          AND
                                                           EARNINGS    PREFERRED
(Dollar amounts in millions)                               TO FIXED        STOCK
                                                            CHARGES    DIVIDENDS
                                                           --------     --------

Net earnings ...........................................   $    650    $    650
Provision for income taxes .............................        323         323
Minority interest in net earnings  of consolidated
 affiliates ............................................         44          44
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      1,017       1,017
                                                           --------    --------
Fixed charges:

Interest ...............................................      1,750       1,750
One-third of rentals ...................................         41          41
                                                           --------    --------

Total fixed charges ....................................      1,791       1,791
                                                           --------    --------

Less capitalized interest, net of amortization .........          6           6

Earnings before provision for income taxes and
 minority interest plus fixed charges ..................   $  2,802    $  2,802
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.56
                                                           ========

Preferred stock dividend requirements ..................               $     --
Ratio of earnings before provision for
 income taxes to net earnings ..........................                   1.50
Preferred stock dividend on pre-tax basis ..............                     --
Fixed charges ..........................................                  1,791
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  1,791
                                                                       ========

Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.56
                                                                       ========

For purposes of computing the ratios, fixed charges consist of interest on all indebtedness and one-third of rentals, which management believes is a reasonable approximation of the interest factor of such rentals.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The following is not material but is provided for informational purposes. As previously reported, following the announcement by General Electric Company ("GE Company") on April 17, 1994, of a $210 million charge to net earnings based upon its discovery of false trading profits at its indirect subsidiary, Kidder, Peabody & Co., Incorporated ("Kidder"), the United States Securities and Exchange Commission ("SEC"), the United States Attorney for the Southern District of New York, and the New York Stock Exchange initiated investigations relating to the false trading profits. On January 9, 1996, the SEC initiated administrative enforcement proceedings against the former head of Kidder's government securities trading desk, Joseph Jett, alleging that he engaged in securities fraud and other violations and against two of his former supervisors for failure to supervise. Also, two civil suits purportedly brought on behalf of GE Company as shareholder derivative actions were filed in New York State Supreme Court in New York County. Both suits claim that GE Company's directors breached their fiduciary duties to GE Company by failing to adequately supervise and control the Kidder employee responsible for the irregular trading. One suit, claiming damages of over $350 million, was filed on May 10, 1994, by the Teachers' Retirement System of Louisiana against GE Company, its directors (other than Messrs. Dammerman, Opie and Penske), Kidder, its parent, Kidder, Peabody Group Inc., and certain of Kidder's former officers and directors. The other suit was filed on June 3, 1994, by William Schrank and others against GE Company's directors claiming unspecified damages and other relief. Both suits were consolidated in an amended complaint filed on March 6, 1995. On May 19, 1995, GE Company and the director defendants moved to dismiss the amended consolidated complaint for failure to make a pre-litigation demand, among other reasons. On April 16, 1996, the court dismissed the amended consolidated complaint for failure to make a pre-litigation demand. In addition, various shareholders of GE Company have filed two purported class action suits claiming that GE Company and Kidder, and certain of Kidder's former officers and employees, allegedly violated federal securities laws by issuing statements concerning GE Company's financial condition that included the false trading profits at Kidder, and seeking compensatory damages for shareholders who purchased GE Company's stock beginning as early as January 1993. The defendants filed motions to dismiss these purported class action suits. On October 4, 1995, the court dismissed the complaint against GE Company, but denied the motion to dismiss the complaint against Kidder. On November 3, 1995, the plaintiffs in the case against GE Company appealed the trial court's dismissal of their complaint to the Second Circuit Court of Appeals.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                      GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                                 (Registrant)

Date:  May 14, 1996              By:             /s/ J.A. Parke
                                      -------------------------------------
                                      J.A. Parke, Senior Vice President, Finance
                                            (Principal Financial Officer)

Date:  May 14, 1996              By:            /s/ J.C. Amble
                                      -------------------------------------
                                      J.C. Amble, Vice President and Controller
                                            (Principal Accounting Officer)

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                                 PAGE
    12         Computation of ratio of earnings to fixed charges and
                computation of ratio of earnings to combined fixed
                charges and preferred stock dividends ...................      7

    27         Financial Data Schedule (filed electronically only)