Form 10-Q
period 1996-06-29
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 1996-08-12
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                       -----------------------------------

                         COMMISSION FILE NUMBER 0-14804

                       -----------------------------------

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

                       -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

At August 2, 1996, 101 shares of common stock with a par value of $10,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                         PAGE

PART I - FINANCIAL INFORMATION.

     Item 1. Financial Statements......................................    1

     Item 2. Management's Discussion and Analysis of Results
      of Operations....................................................    5

     Exhibit 12. Computation of Ratio of Earnings to Fixed
      Charges and Computation of Ratio of Earnings to Combined
      Fixed Charges and Preferred Stock Dividends......................    7

PART II - OTHER INFORMATION.

     Item 6. Exhibits and Reports on Form 8-K..........................    8

     Signatures........................................................    9

     Index to Exhibits.................................................   10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   --------------------    --------------------
(In millions)                                                      JUNE 29,     JULY 1,    JUNE 29,     JULY 1,
                                                                     1996        1995        1996        1995
                                                                   --------    --------    --------    --------

EARNED INCOME ..................................................   $  7,457    $  6,415    $ 14,702    $ 12,169
                                                                   --------    --------    --------    --------

EXPENSES

Interest .......................................................      1,789       1,677       3,524       3,220
Operating and administrative ...................................      2,366       1,901       4,551       3,637
Insurance losses and policyholder and annuity benefits .........      1,558       1,223       3,160       2,314
Provision for losses on financing receivables ..................        228         279         441         358
Depreciation and amortization of buildings and
equipment and equipment on operating leases ....................        527         491       1,020         943
Minority interest in net earnings of consolidated affiliates ...         38          26          82          53
                                                                   --------    --------    --------    --------
                                                                      6,506       5,597      12,778      10,525
                                                                   --------    --------    --------    --------
EARNINGS

Earnings before income taxes ...................................        951         818       1,924       1,644
Provision for income taxes .....................................       (268)       (246)       (591)       (513)
                                                                   --------    --------    --------    --------

NET EARNINGS ...................................................        683         572       1,333       1,131
Dividends ......................................................       (239)       (205)       (464)       (398)
Retained earnings at beginning of period .......................      9,943       8,560       9,518       8,194
                                                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF PERIOD .............................   $ 10,387    $  8,927    $ 10,387    $  8,927
                                                                   ========    ========    ========    ========
















See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

(In millions)                                              JUNE 29,   DECEMBER 31,
                                                             1996         1995
                                                           --------   ------------
                                                          (UNAUDITED)

ASSETS

Cash and equivalents ...................................   $  2,400    $  1,949
Investment securities ..................................     46,654      41,063
Financing receivables
   Time sales and loans, net of deferred income ........     59,214      59,591
   Investment in financing leases, net of
    deferred income ....................................     36,826      36,200
                                                           --------    --------
                                                             96,040      95,791
   Allowance for losses on financing receivables .......     (2,526)     (2,519)
                                                           --------    --------
    Financing receivables - net ........................     93,514      93,272
Other receivables - net ................................     12,664      12,897
Equipment on operating leases (at cost), less
 accumulated amortization of $5,019 and $4,670 .........     15,090      13,793
Other assets ...........................................     28,035      22,755
                                                           --------    --------
TOTAL ASSETS ...........................................   $198,357    $185,729
                                                           ========    ========

LIABILITIES AND EQUITY

Short-term borrowings ..................................   $ 68,511    $ 62,808
Long-term borrowings
   Senior ..............................................     46,959      47,794
   Subordinated ........................................        996         996
Insurance liabilities, reserves and annuity benefits ...     48,228      39,699
Other liabilities ......................................     11,563      12,264
Deferred income taxes ..................................      6,708       6,872
                                                           --------    --------
   Total liabilities ...................................    182,965     170,433
                                                           --------    --------
Minority interest in equity of consolidated
 affiliates ............................................      2,477       2,522
                                                           --------    --------
Capital stock ..........................................         11          11
Additional paid-in capital .............................      2,314       2,314
Retained earnings ......................................     10,387       9,518
Unrealized gains on investment securities ..............        288         989
Foreign currency translation adjustments ...............        (85)        (58)
                                                           --------    --------
   Total equity ........................................     12,915      12,774
                                                           --------    --------
TOTAL LIABILITIES AND EQUITY ...........................   $198,357    $185,729
                                                           ========    ========








See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                           --------------------
(In millions)                                              JUNE 29,     JULY 1,
                                                             1996        1995
                                                           --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings ...........................................   $  1,333    $  1,131
Adjustments to reconcile net earnings to cash
 provided from operating activities:

   Provision for losses on financing receivables .......        441         358
   Depreciation and amortization of buildings and
     equipment and equipment on operating leases .......      1,020         943
   Other - net .........................................         93       1,330
                                                           --------    --------
      Cash provided from operating activities ..........      2,887       3,762
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in loans to customers .........................    (23,954)    (22,225)
Principal collections from customers ...................     25,186      20,394
Investment in assets on financing leases ...............     (5,958)     (6,497)
Principal collections on financing leases ..............      5,319       3,243
Net (increase) decrease in credit card receivables .....       (602)        250
Buildings and equipment and equipment on
 operating leases:
     - additions .......................................     (2,658)     (3,050)
     - dispositions ....................................        530       1,303
Payments for principal businesses purchased,
 net of cash acquired ..................................     (1,708)     (1,880)
Purchases of investment securities by insurance
 affiliates and annuity businesses .....................     (6,638)     (6,142)
Dispositions and maturities of investment securities
 by insurance affiliates and annuity businesses ........      6,175       6,209
Other - net ............................................     (1,740)     (1,283)
                                                           --------    --------
      Cash used for investing activities ...............     (6,048)     (9,678)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in borrowings (maturities 90 days or less) ..     3,381      (4,763)
Newly issued debt
     - short-term (maturities 91-365 days) .............     2,473       1,211
     - long-term senior ................................    10,480      18,734
Proceeds - non-recourse, leveraged lease debt ..........       429          -
Repayments and other reductions
     - short-term (maturities 91-365 days) .............   (11,294)     (8,489)
     - long-term senior ................................      (627)         -
Principal payments - non-recourse, leveraged
 lease debt ............................................      (152)       (157)
Proceeds from sales of investment and annuity
 contracts .............................................       852       1,097
Redemption of investment and annuity contracts .........    (1,466)     (1,449)
Dividends paid .........................................      (464)       (398)
Issuance of variable cumulative preferred stock
 by consolidated affiliates ............................         -         645
                                                           --------    --------
      Cash provided from financing activities ..........     3,612       6,431
                                                           --------    --------
INCREASE IN CASH AND EQUIVALENTS .......................       451         515
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............     1,949       1,218
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................  $  2,400    $  1,733
                                                           ========    ========

See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying condensed quarterly financial statements represent the adding together of General Electric Capital Services, Inc. and all majority-owned and controlled affiliates (collectively called "the Corporation" or "GECS"). All significant transactions among the parent and consolidated affiliates have been eliminated. Certain prior period data have been reclassified to conform to the current period presentation.

2. The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

OVERVIEW

Net earnings for the first half of 1996 were $1,333 million, a $202 million (18%) increase over the first half of 1995.

Earnings of the lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned - yields - over rates on borrowings) and the quality of those assets. The Corporation's increase in net earnings principally resulted from a higher average level of invested assets, partially offset by a decrease in financing spreads as the decrease in borrowing rates was outpaced by a decrease in yields.

The specialty insurance businesses, principally GE Global Insurance Holding Corporation, also contributed to the increase in net earnings primarily due to increased premium and investment income resulting from the 1995 acquisitions of the Frankona and Aachen Reinsurance Groups. These increases were partially offset by increases in reserves for insurance losses and other expenses, also primarily related to the acquisitions.

OPERATING RESULTS

EARNED INCOME from all sources increased $2,533 million (21%) to $14,702 million for the first half of 1996, compared with $12,169 million in the first half of 1995.

Earned income from the specialized financing, mid-market financing, consumer services and equipment management businesses increased $1,460 million (16%) over the comparable prior-year period. These increases principally reflect a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses, as well as higher consumer insurance premiums arising from acquisitions in 1995 and 1996. Earned income from the specialty insurance businesses increased $1,065 million (33%) to $4,280 million for the first half of 1996 compared with the first half of 1995. The increase primarily reflected increased premium and investment income resulting from the acquisitions of Frankona and Aachen and earnings growth in the other insurance businesses from both origination volume and acquisitions.

INTEREST EXPENSE for the first half of 1996 was $3,524 million, 9% higher than for the first half of 1995. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower interest rates. The composite interest rate on borrowings for the first half of 1996 was 6.35% compared with 6.72% in the first half of 1995.

OPERATING AND ADMINISTRATIVE EXPENSES were $4,551 million for the first half of 1996, a 25% increase over the first half of 1995. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and higher investment levels.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 37% to $3,160 million for the first half of 1996, compared with $2,314 million for the first half of 1995. The increase primarily resulted from the acquisitions of Frankona, Aachen and other insurance businesses in 1995 and 1996.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $441 million for the first half of 1996 from $358 million for the first half of 1995. These provisions principally related to private-label and bank credit cards which are discussed below under Portfolio Quality.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $77 million (8%) to $1,020 million for the first half of 1996 compared with $943 million for the first half of 1995. The increase principally reflected higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
           (Continued).

PROVISION FOR INCOME TAXES was $591 million for the first half of 1996 compared with $513 million for the first half of 1995 (an effective tax rate of 31% in both periods). The higher provision for income taxes reflected increased pre-tax earnings.

PORTFOLIO QUALITY

THE PORTFOLIO OF FINANCING RECEIVABLES, before allowance for losses, increased to $96.0 billion at June 29, 1996 from $95.8 billion at the end of 1995. Financing receivables are the Corporation's largest asset and the primary source of revenues. Related allowances for losses at June 29, 1996, aggregated $2.5 billion (2.63% of receivables the same level as at the end of 1995) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning receivables" are those that are 90 days or more delinquent; "reduced earning receivables" are receivables whose terms have been restructured to a below-market yield.

CONSUMER RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $42.6 billion at June 29, 1996, an increase of $0.6 billion from the end of 1995. Nonearning and reduced earning receivables increased to $739 million at June 29, 1996, from $671 million at December 31, 1995. Write-offs of consumer receivables increased to $397 million for the first half of 1996, compared with $297 million for the first half of 1995. This increase was primarily attributable to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios and higher delinquencies consistent with overall industry experience.

COMMERCIAL REAL ESTATE LOANS classified as financing receivables were $13.4 billion at June 29, 1996, the same as at year-end 1995. Nonearning and reduced earning receivables increased to $282 million at June 29, 1996, from $179 million at December 31, 1995. Write-offs of commercial real estate loans were $18 million for the first half of 1996, compared with $58 million for the first half of 1995. At June 29, 1996, the commercial real estate portfolio also included, in other assets, $2.2 billion of assets acquired for resale from various financial institutions ($2.3 billion at year-end 1995) and $1.8 billion of investments in real estate ventures ($1.7 billion at year-end 1995).

OTHER FINANCING RECEIVABLES, totaling $40.0 billion at June 29, 1996 ($40.4 billion at December 31, 1995), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced-earning receivables decreased to $268 million at June 29, 1996, from $285 million at year-end 1995.

Loans and leases to commercial airlines amounted to $8.7 billion at June 29, 1996, up from $8.3 billion at the end of 1995. On July 15, 1996, the Corporation announced that it had placed a multi-year order with Airbus Industries for various aircraft whose list prices exceeded $2.5 billion.

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

                                                                     EXHIBIT 12

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
         COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
                            PREFERRED STOCK DIVIDENDS

                         SIX MONTHS ENDED JUNE 29, 1996

                                   (Unaudited)

                                                                       RATIO OF
                                                                      EARNINGS TO
                                                          RATIO OF     COMBINED
                                                          EARNINGS   FIXED CHARGES
                                                          TO FIXED   AND PREFERRED
(Dollar amounts in millions)                              CHARGES   STOCK DIVIDENDS
                                                          --------- ---------------

Net earnings ...........................................   $  1,333    $  1,333
Provision for income taxes .............................        591         591
Minority interest in net earnings  of consolidated
 affiliates ............................................         82          82
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      2,006       2,006

Fixed charges:

   Interest ............................................      3,554       3,554
   One-third of rentals ................................         84          84
                                                           --------    --------
Total fixed charges ....................................      3,638       3,638
                                                           --------    --------

Less capitalized interest, net of amortization .........         15          15
Earnings before provision for income taxes and
 minority interest plus fixed charges ..................   $  5,629    $  5,629
                                                           ========    ========
Ratio of earnings to fixed charges .....................       1.55
                                                           ========

Preferred stock dividend requirements...................                     -
Ratio of earnings before provision for income taxes to
 net earnings...........................................               $   1.44
Preferred stock dividend on pre-tax basis...............                     -
Fixed charges...........................................                  3,638
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  3,638
                                                                       ========

Ratio of earnings to combined fixed charges and
 preferred stock dividends..............................                   1.55
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

                                  GENERAL ELECTRIC CAPITAL SERVICES, INC.

                                               (Registrant)

Date:  August 12, 1996          By:            /s/ J.A. Parke
                                  ------------------------------------------
                                  J.A. Parke, Senior Vice President, Finance
                                        (Principal Financial Officer)

Date:  August 12, 1996          By:           /s/ J.C. Amble
                                  ------------------------------------------
                                  J.C. Amble, Vice President and Controller
                                        (Principal Accounting Officer)

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                            PAGE NO.
    12         Computation of ratio of earnings to fixed charges and
                computation of ratio of earnings to combined fixed
                charges and preferred stock dividends..................   7

    27         Financial Data Schedule (filed electronically only)