Form 10-Q
period 1996-09-28
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 1996-11-12
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1996

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                             ----------------------

                         Commission file number 0-14804

                             ----------------------

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

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

At November 8, 1996, 101 shares of common stock with a par value of $10,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.

     Item 1. Financial Statements...........................................   1

     Item 2. Management's Discussion and Analysis of Results of Operations..   5

     Exhibit 12. Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and
      Preferred Stock Dividends.............................................   7

PART II - OTHER INFORMATION.

     Item 6. Exhibits and Reports on Form 8-K...............................   8

     Signatures.............................................................   9

     Index to Exhibits......................................................  10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  ---------------------   ----------------------
(In millions)                                                     SEPTEMBER   SEPTEMBER   SEPTEMBER    SEPTEMBER
                                                                   28, 1996    30, 1995    28, 1996     30, 1995
                                                                   --------    --------    --------     --------

EARNED INCOME ..................................................   $  8,449    $  7,099    $ 23,151    $ 19,268
                                                                   --------    --------    --------    --------

EXPENSES

Interest .......................................................      1,756       1,726       5,280       4,946
Operating and administrative ...................................      3,110       1,913       7,661       5,550
Insurance losses and policyholder and annuity benefits .........      1,553       1,540       4,713       3,854
Provision for losses on financing receivables ..................        254         352         695         710
Depreciation and amortization of buildings and
 equipment and equipment on operating leases ...................        559         491       1,579       1,434
Minority interest in net earnings of consolidated affiliates ...         38          29         120          82
                                                                   --------    --------    --------    --------
                                                                      7,270       6,051      20,048      16,576
                                                                   --------    --------    --------    --------
EARNINGS

Earnings before income taxes ...................................      1,179       1,048       3,103       2,692
Provision for income taxes .....................................       (363)       (337)       (954)       (850)
                                                                   --------    --------    --------    --------

NET EARNINGS ...................................................        816         711       2,149       1,842
Dividends ......................................................       (284)       (247)       (748)       (645)
Retained earnings at beginning of period .......................     10,387       8,927       9,518       8,194
                                                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF PERIOD .............................   $ 10,919    $  9,391    $ 10,919    $  9,391
                                                                   ========    ========    ========    ========







See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

(In millions)                                         SEPTEMBER 28, DECEMBER 31,
                                                         1996          1995
                                                      ------------- ------------
                                                       (UNAUDITED)

ASSETS

Cash and equivalents ...................................   $  3,522    $  1,949
Investment securities ..................................     48,273      41,063
Financing receivables:
    Time sales and loans, net of deferred income .......     59,902      59,591
    Investment in financing leases, net of
     deferred income ...................................     37,269      36,200
                                                           --------    --------
                                                             97,171      95,791
    Allowance for losses on financing receivables ......     (2,556)     (2,519)
                                                           --------    --------
        Financing receivables - net ....................     94,615      93,272
Other receivables - net ................................     13,188      12,897
Equipment on operating leases (at cost), less
 accumulated amortization of $5,336 and $4,670 .........     15,813      13,793
Other assets ...........................................     28,928      22,755
                                                           --------    --------
TOTAL ASSETS ...........................................   $204,339    $185,729
                                                           ========    ========

LIABILITIES AND EQUITY

Short-term borrowings ..................................   $ 71,610    $ 62,808
Long-term borrowings:
   Senior ..............................................     46,191      47,794
   Subordinated ........................................        996         996
Insurance liabilities, reserves and annuity benefits ...     48,901      39,699
Other liabilities ......................................     13,219      12,264
Deferred income taxes ..................................      7,245       6,872
                                                           --------    --------
   Total liabilities ...................................    188,162     170,433
                                                           --------    --------
Minority interest in equity of consolidated affiliates .      2,589       2,522
                                                           --------    --------
Capital stock ..........................................         11          11
Additional paid-in capital .............................      2,316       2,314
Retained earnings ......................................     10,919       9,518
Unrealized gains on investment securities ..............        431         989
Foreign currency translation adjustments ...............        (89)        (58)
                                                           --------    --------
Total equity ...........................................     13,588      12,774
                                                           --------    --------
TOTAL LIABILITIES AND EQUITY ...........................   $204,339    $185,729
                                                           ========    ========








See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                            NINE MONTHS ENDED
                                                          ----------------------
(IN MILLIONS)                                             SEPTEMBER   SEPTEMBER
                                                           28, 1996    30, 1995
                                                          ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings ...........................................   $  2,149    $  1,842
Adjustments to reconcile net earnings to cash
 provided from operating activities:
    Provision for losses on financing receivables ......        695         710
    Depreciation and amortization of buildings and
     equipment and equipment on operating leases .......      1,579       1,434
    Other - net ........................................      1,962       2,171
                                                           --------    --------
      Cash provided from operating activities .........       6,385       6,157
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in loans to customers .........................    (38,262)    (33,141)
Principal collections from customers ...................     39,080      31,415
Investment in assets on financing leases ...............     (9,249)    (10,703)
Principal collections on financing leases ..............      8,345       5,968
Net increase in credit card receivables ................       (950)     (1,067)
Buildings and equipment and equipment on
 operating leases:
    - additions ........................................     (4,075)     (4,214)
    - dispositions .....................................        683       2,074
Payments for principal businesses purchased, net of
 cash acquired .........................................     (2,329)     (3,236)
Proceeds from principal businesses disposed ............         --         575
Purchases of investment securities by insurance
 affiliates and annuity businesses .....................    (11,264)    (10,153)
Dispositions and maturities of investment securities
 by insurance affiliates and annuity businesses ........     10,454       9,358
Other - net ............................................     (3,544)     (1,552)
                                                           --------    --------
      Cash used for investing activities ...............    (11,111)    (14,676)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in borrowings (maturities 90 days or less) ..      7,607      (6,535)
Newly issued debt
    - short-term (maturities 91-365 days) ..............      3,693       1,862
    - long-term senior .................................     13,553      26,506
    - long-term subordinated ...........................         --         298
Proceeds - non-recourse, leveraged lease debt ..........        505         257
Repayments and other reductions
    - short-term (maturities 91-365 days) ..............    (17,682)    (11,336)
    - long-term senior .................................       (780)       (597)
Principal payments - non-recourse, leveraged lease debt.       (227)       (235)
Proceeds from sales of investment and annuity contracts.      2,154       1,124
Redemption of investment and annuity contracts .........     (1,901)     (1,956)
Dividends paid .........................................       (748)       (645)
Issuance of variable cumulative preferred stock by
 consolidated affiliates ...............................        125         645
                                                           --------    --------
       Cash provided from financing activities .........      6,299       9,388
                                                           --------    --------
INCREASE IN CASH AND EQUIVALENTS .......................      1,573         869
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      1,949       1,218
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................   $  3,522    $  2,087
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

OVERVIEW

Net earnings for the first nine months of 1996 were $2,149 million, a $307 million (17%) increase over the first nine months of 1995.

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

The specialty insurance businesses, principally GE Global Insurance Holding Corporation ("GIH"), also contributed to the increase in net earnings primarily due to increased premium and investment income resulting from the 1995 acquisitions of the Frankona and Aachen Reinsurance Groups. These increases were partially offset by increases in reserves for insurance losses and other expenses, also primarily related to the acquisitions.

OPERATING RESULTS

EARNED INCOME from all sources increased $3,883 million (20%) to $23,151 million for the first nine months of 1996, compared with $19,268 million in the first nine months of 1995.

Earned income from the specialized financing, mid-market financing, consumer services and equipment management businesses increased $2,786 million (20%) over the comparable prior-year period. These increases principally reflect a higher average level of invested assets, resulting from both origination volume and acquisitions of portfolios and businesses, higher consumer insurance premiums arising from acquisitions in 1995 and 1996 and increased personal computer equipment sales associated with the acquisitions of Ameridata Technologies, Inc. ("Ameridata") and CompuNet Computer AG ("CompuNet") during the third quarter of 1996. Earned income from the specialty insurance businesses increased $1,087 million (20%) to $6,535 million for the first nine months of 1996 compared with the first nine months of 1995. The increase primarily reflected increased premium and investment income resulting from the acquisitions of Frankona and Aachen and earnings growth in other insurance businesses from both origination volume and acquisitions, partially offset by a slight decrease in GIH's domestic net premiums earned.

INTEREST EXPENSE for the first nine months of 1996 was $5,280 million, 7% higher than for the first nine months of 1995. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower interest rates. The composite interest rate on borrowings for the first nine months of 1996 was 6.26% compared with 6.79% in the first nine months of 1995.

OPERATING AND ADMINISTRATIVE EXPENSES were $7,661 million for the first nine months of 1996, a 38% increase over the first nine months of 1995. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and higher investment levels. Included in the increase are costs of personal computer equipment sold associated with the acquisitions of Ameridata and CompuNet during the third quarter of 1996.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased 22% to $4,713 million for the first nine months of 1996, compared with $3,854 million for the first nine months of 1995. The increase primarily resulted from the acquisitions of Frankona, Aachen and other insurance businesses in 1995 and 1996.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES decreased to $695 million for the first nine months of 1996 from $710 million for the first nine months of 1995. These provisions principally related to private-label and bank credit cards which are discussed below under Portfolio Quality. The decrease reflected the effects of sales of receivables and loan repayments, partially offset by increases for private-label and bank credit cards.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS (Continued).

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $145 million (10%) to $1,579 million for the first nine months of 1996 compared with $1,434 million for the first nine months of 1995. The increase principally reflected higher levels of equipment on operating leases as a result of portfolio growth and acquisitions.

PROVISION FOR INCOME TAXES was $954 million for the first nine months of 1996 (an effective tax rate of 31%), compared with $850 million for the first nine months of 1995 (an effective tax rate of 32%). The higher provision for income taxes reflected increased pre-tax earnings. The decrease in the 1996 effective tax rate resulted primarily from increased tax credits and a decrease in foreign taxes.

PORTFOLIO QUALITY

THE PORTFOLIO OF FINANCING RECEIVABLES, before allowance for losses, increased to $97.2 billion at September 28, 1996 from $95.8 billion at the end of 1995. Financing receivables are the Corporation's largest asset and the primary source of revenues. Related allowances for losses at September 28, 1996, aggregated $2.6 billion (2.63% of receivables - the same level as at the end of 1995) and are, in management's judgment, appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning receivables" are those that are 90 days or more delinquent; "reduced earning receivables" are receivables whose terms have been restructured to a below-market yield.

CONSUMER RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $43.6 billion at September 28, 1996, an increase of $1.6 billion from the end of 1995. Nonearning and reduced earning receivables increased to $812 million at September 28, 1996, from $671 million at December 31, 1995. Write-offs of consumer receivables increased to $622 million for the first nine months of 1996, compared with $469 million for the first nine months of 1995. This increase was primarily attributable to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios and higher delinquencies consistent with overall industry experience.

COMMERCIAL REAL ESTATE LOANS classified as financing receivables were $13.0 billion at September 28, 1996, a decrease of $0.4 billion from year-end 1995. Nonearning and reduced earning receivables increased to $185 million at September 28, 1996, from $179 million at December 31, 1995. Write-offs of commercial real estate loans were $33 million for the first nine months of 1996, compared with $102 million for the first nine months of 1995. At September 28, 1996, the commercial real estate portfolio also included, in other assets, $2.3 billion of assets acquired for resale from various financial institutions (the same as at year-end 1995) and $2.0 billion of investments in real estate ventures ($1.7 billion at year-end 1995).

OTHER FINANCING RECEIVABLES, totaling $40.6 billion at September 28, 1996 ($40.4 billion at December 31, 1995), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Nonearning and reduced-earning receivables were $286 million at September 28, 1996, compared with $285 million at year-end 1995.

Loans and leases to commercial airlines amounted to $8.5 billion at September 28, 1996, up from $8.3 billion at the end of 1995.

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

                                                                      EXHIBIT 12

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
    COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED
                                 STOCK DIVIDENDS

                      NINE MONTHS ENDED SEPTEMBER 28, 1996

                                   (Unaudited)

                                                                      RATIO OF
                                                                    EARNINGS TO
                                                                      COMBINED
                                                                        FIXED
                                                          RATIO OF   CHARGES AND
                                                          EARNINGS    PREFERRED
                                                          TO FIXED      STOCK
(Dollar amounts in millions)                               CHARGES    DIVIDENDS
                                                           --------  -----------

Net earnings ...........................................   $  2,149    $  2,149
Provision for income taxes .............................        954         954
Minority interest in net earnings  of consolidated
 affiliates ............................................        120         120
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      3,223       3,223
                                                           --------    --------
Fixed charges:
   Interest ............................................      5,329       5,329
   One-third of rentals ................................        129         129
                                                           --------    --------
Total fixed charges ....................................      5,458       5,458
                                                           --------    --------

Less capitalized interest, net of amortization .........         26          26
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest plus fixed charges ..................   $  8,655    $  8,655
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.59
                                                           ========

Preferred stock dividend requirements ..................               $     --
Ratio of earnings before provision for income taxes to
 net earnings ..........................................                   1.44
Preferred stock dividend on pre-tax basis ..............                     --
Fixed charges ..........................................                  5,458
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  5,458
                                                                       ========

Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.59
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

                                  GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                               (Registrant)

Date:  November 11, 1996       By:              /s/ J.A. Parke
                                  ------------------------------------------
                                  J.A. Parke, Senior Vice President, Finance
                                         (Principal Financial Officer)

Date:  November 11, 1996       By:             /s/ J.C. Amble
                                  ------------------------------------------
                                  J.C. Amble, Vice President and Controller
                                        (Principal Accounting Officer)

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                            PAGE NO.
    12         Computation of ratio of earnings to fixed charges and
                computation of ratio of earnings to combined fixed
                charges and preferred stock dividends.................     7

    27         Financial Data Schedule (filed electronically only)