Form 10-Q
period 1998-06-27
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 1998-07-31
CIK 797463

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


       | X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1998

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

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At July 30, 1998, 101 shares of common stock with a par value of $10,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                      PAGE
                                                                    --------

PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements ..........................            1

Item 2.       Management's Discussion and Analysis of
              Results of Operations .........................            6

Exhibit 12.   Computation of Ratio of Earnings to Fixed
              Charges and Computation of Ratio of Earnings to
              Combined Fixed Charges and Preferred Stock
              Dividends .....................................            9


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ..............           10

Signatures ..................................................           11

Index to Exhibits ...........................................           12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   --------------------    --------------------
                                                                   JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
(In millions)                                                         1998        1997        1998        1997
                                                                   --------    --------    --------    --------
REVENUES
Revenues from services .........................................   $  9,908    $  8,256    $ 19,433    $ 16,884
Sales of goods .................................................      1,893       1,061       3,519       1,977
                                                                   --------    --------    --------    --------
                                                                     11,801       9,317      22,952      18,861
                                                                   --------    --------    --------    --------
EXPENSES
Interest .......................................................      2,187       1,862       4,212       3,645
Operating and administrative ...................................      3,221       2,450       6,379       5,166
Cost of goods sold .............................................      1,728         930       3,210       1,738
Insurance losses and policyholder and annuity benefits .........      2,400       2,012       4,613       4,256
Provision for losses on financing receivables ..................        409         337         741         649
Depreciation and amortization of buildings
 and equipment and equipment on operating leases ...............        604         567       1,260       1,137
Minority interest in net earnings of consolidated affiliates ...         33          21          66          51
                                                                   --------    --------    --------    --------
                                                                     10,582       8,179      20,481      16,642
                                                                   --------    --------    --------    --------
EARNINGS
Earnings before income taxes ...................................      1,219       1,138       2,471       2,219
Provision for income taxes .....................................       (286)       (340)       (657)       (667)
                                                                   --------    --------    --------    --------

NET EARNINGS ...................................................        933         798       1,814       1,552
Dividends ......................................................       (376)       (320)       (879)       (620)
Retained earnings at beginning of period .......................     13,329      11,808      12,951      11,354
                                                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF PERIOD .............................   $ 13,886    $ 12,286    $ 13,886    $ 12,286
                                                                   ========    ========    ========    ========








See Notes to Condensed, Consolidated Financial Statements.


       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                                           JUNE 27, DECEMBER 31,
(In millions)                                                                                 1998        1997
                                                                                           --------    --------
                                                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................................................   $  3,023    $  4,904
Investment securities ..................................................................     73,858      70,356
Financing receivables:
  Time sales and loans, net of deferred income .........................................     65,977      64,832
  Investment in financing leases, net of deferred income ...............................     43,641      41,769
                                                                                           --------    --------
                                                                                            109,618     106,601
  Allowance for losses on financing receivables ........................................     (2,884)     (2,802)
                                                                                           --------    --------
    Financing receivables - net ........................................................    106,734     103,799
Other receivables - net ................................................................     21,244      18,332
Equipment on operating leases (at cost), less accumulated amortization
 of $6,368 and $6,126 ..................................................................     19,783      18,689
Intangible assets ......................................................................     11,096      10,366
Inventories ............................................................................        764         786
Other assets ...........................................................................     32,702      28,176
                                                                                           --------    --------
      TOTAL ASSETS .....................................................................   $269,204    $255,408
                                                                                           ========    ========
LIABILITIES AND EQUITY
Short-term borrowings ..................................................................   $101,786    $ 95,274
Long-term borrowings:
  Senior ...............................................................................     47,129      44,993
  Subordinated .........................................................................        996         996
Insurance liabilities, reserves and annuity benefits ...................................     69,849      67,270
Other liabilities ......................................................................     17,947      17,557
Deferred income taxes ..................................................................      9,411       8,966
                                                                                           --------    --------
      Total liabilities ................................................................    247,118     235,056
                                                                                           --------    --------

Minority interest in equity of consolidated affiliates .................................      3,372       3,113
                                                                                           --------    --------

Unrealized gains on investment securities ..............................................      2,559       2,135
Foreign currency translation adjustments ...............................................       (222)       (185)
                                                                                           --------    --------
Accumulated non-owner changes in equity ................................................      2,337       1,950
Capital stock ..........................................................................         11          11
Additional paid-in capital .............................................................      2,480       2,327
Retained earnings ......................................................................     13,886      12,951
                                                                                           --------    --------
      Total equity .....................................................................     18,714      17,239
                                                                                           --------    --------
      TOTAL LIABILITIES AND EQUITY .....................................................   $269,204    $255,408
                                                                                           ========    ========


See Notes to Condensed, Consolidated Financial Statements.


       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                           --------------------
                                                                                           JUNE 27,    JUNE 28,
(In millions)                                                                                 1998        1997
                                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................................................   $  1,814    $  1,552
Adjustments to reconcile net earnings to cash provided from operating activities:
  Provision for losses on financing receivables ........................................        741         649
  Depreciation and amortization of buildings and equipment and
   equipment on operating leases .......................................................      1,260       1,137
  Other - net ..........................................................................      1,074       1,418
                                                                                           --------    --------
    Cash provided from operating activities ............................................      4,889       4,756
                                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................................................    (30,376)    (21,757)
Principal collections from customers ...................................................     28,864      20,571
Investment in assets on financing leases ...............................................     (8,867)     (7,407)
Principal collections on financing leases ..............................................      7,121       7,382
Net decrease (increase) in credit card receivables .....................................       (484)      1,700
Buildings and equipment and equipment on operating leases:
                   - additions .........................................................     (3,951)     (2,929)
                   - dispositions ......................................................      2,959       1,119
Payments for principal businesses purchased, net of cash acquired ......................       (993)       (581)
Purchases of investment securities by insurance affiliates and annuity businesses ......    (12,010)     (9,469)
Dispositions and maturities of investment securities by insurance affiliates
 and annuity businesses ................................................................      9,335       8,055
Other - net ............................................................................     (3,351)     (2,364)
                                                                                           --------    --------
    Cash used for investing activities .................................................    (11,753)     (5,680)
                                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..................................      5,294       6,203
Newly issued debt  - short-term (maturities 91-365 days) ...............................      2,891       2,098
                   - long-term senior ..................................................     14,362       7,039
Proceeds - non-recourse, leveraged lease debt ..........................................        535        --
Repayments and other reductions:
                   - short-term (maturities 91-365 days) ...............................    (13,142)    (13,456)
                   - long-term senior ..................................................     (3,610)       (495)
Principal payments - non-recourse, leveraged lease debt ................................       (247)       (186)
Proceeds from sales of investment and annuity contracts ................................      2,154       2,028
Redemption of investment and annuity contracts .........................................     (2,445)     (2,010)
Dividends paid .........................................................................       (879)       (620)
Issuance of variable cumulative preferred stock by consolidated affiliate ..............         70         100
                                                                                           --------    --------
    Cash provided from financing activities ............................................      4,983         701
                                                                                           --------    --------

DECREASE IN CASH AND EQUIVALENTS .......................................................     (1,881)       (223)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............................................      4,904       3,234
                                                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................................................   $  3,023    $  3,011
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

3.        Statement  of  Financial  Accounting   Standards   ("SFAS")  No.  130,
          Reporting Comprehensive Income, was adopted as of January 1, 1998. This Statement requires reporting of changes in share owner's equity that do not result directly from transactions with share owners. An analysis of these changes follows:


                                                            THREE MONTHS ENDED
                                                           --------------------
                                                           JUNE 27,    JUNE 28,
(Dollars in millions)                                         1998        1997
                                                           --------    --------
Net earnings ...........................................   $    933    $    798
Unrealized gains on investment securities - net ........        163         845
Foreign currency translation adjustments ...............          5          14
                                                           --------    --------
Total ..................................................   $  1,101    $  1,657
                                                           ========    ========


                                                             SIX MONTHS ENDED
                                                           --------------------
                                                           JUNE 27,    JUNE 28,
                                                              1998        1997
                                                           --------    --------
Net earnings ...........................................   $  1,814    $  1,552
Unrealized gains on investment securities - net ........        424         357
Foreign currency translation adjustments ...............        (37)        (88)
                                                           --------    --------
Total ..................................................   $  2,201    $  1,821
                                                           ========    ========

4.        In June 1998, the Financial Accounting Standards Board issued SFAS No.
          133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in other comprehensive income pending recognition in earnings. The Corporation will not adopt the Statement until required to do so on January 1, 2000.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

Net earnings for the first half of 1998 were $1,814 million, a $262 million (17%) increase over the first half of 1997. The results reflected the globalization and diversity of the Corporation's businesses and were led by double-digit increases in Specialized Financing, Specialty Insurance and Mid-Market Financing activities.

Earnings of the lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. Net earnings for these businesses increased, primarily from a higher average level of invested assets and a lower effective tax rate. These increases were offset in part by decreased earnings from Consumer Services activities, attributable to the U.S. private-label credit card and automobile financing businesses. Financing spreads were essentially flat compared with the prior year, reflecting slightly higher yields offset by higher borrowing rates.

Within the Specialty Insurance segment, GE Global Insurance Holding Corporation's net earnings increased over the prior year reflecting growth in origination volume, including fee income generated from investment-related life reinsurance products and financial reinsurance transactions, and higher investment income resulting from continued growth in the investment portfolios and a higher level of gains on investment securities. Improved earnings in the mortgage insurance business, the result of improved market conditions, as well as increases in the other insurance businesses also contributed to the increase.

OPERATING RESULTS

TOTAL REVENUES from all sources increased $4,091 million (22%) to $22,952 million for the first half of 1998, compared with $18,861 million for the first half of 1997.

Revenues from the equipment management, consumer services, mid-market financing and specialized financing businesses increased $3,162 million (22%) over the comparable prior-year period. A significant portion of the increase arose from sales of goods by the computer equipment distribution businesses, reflecting both acquisition and core growth. The increase also reflected a higher average level of invested assets, resulting principally from acquisitions of portfolios and businesses, as well as increased premiums related to the acquisition of consumer savings and insurance businesses in 1997 and 1998. Revenues were also impacted by lower losses associated with the Corporation's equity investment in Montgomery Ward Holding Corp. This impact was largely offset by no counterpart to a 1997 gain recognized on the sale of an investment in the stock of a publicly traded company. Revenues of the Specialty Insurance segment increased $562 million (12%) to $5,106 million for the first half of 1998 compared with the first half of 1997. The increase primarily reflected growth in origination volume and higher investment income resulting from continued growth in the investment portfolios and a higher level of gains on investment securities.

INTEREST EXPENSE for the first half of 1998 was $4,212 million, 16% higher than for the first half of 1997. The increase reflected the effects of higher average borrowings used to finance asset growth combined with the effects of higher average interest rates. The composite interest rate on the Corporation's borrowings for the first half of 1998 was 6.13% compared with 6.00% in the first half of 1997.

OPERATING AND ADMINISTRATIVE EXPENSES were $6,379 million for the first half of 1998, a 23% increase over the first half of 1997. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and higher investment levels.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $357 million to $4,613 million for the first half of 1998, compared with the first half of 1997. The increase primarily reflected the acquisitions of the consumer savings and insurance businesses and higher origination volume, partially offset by improved market conditions in the mortgage insurance business.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (Continued).

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $741 million for the first half of 1998 from $649 million for the first half of 1997. These provisions principally related to private-label and bank credit cards in the Consumer Services segment that are discussed below under Portfolio Quality.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $123 million (11%) to $1,260 million for the first half of 1998 compared with $1,137 million for the first half of 1997. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting acquisition growth and higher aircraft volume.

PROVISION FOR INCOME TAXES was $657 million for the first half of 1998 (an effective tax rate of 26.6%), compared with $667 million for the first half of 1997 (an effective tax rate of 30.1%). The lower provision for income taxes and the decrease in the 1998 effective tax rate resulted primarily from certain tax-advantaged transactions, increased tax credits and decreases in taxes on non-U.S. income.

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the financing segment's largest asset and its primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $109.6 billion at June 27, 1998, from $106.6 billion at the end of 1997, primarily reflecting acquisition growth and higher origination volume, partially offset by seasonal decreases in the credit card portfolios. Related allowances for losses at June 27, 1998, aggregated $2.9 billion (2.63% of receivables - the same as at the end of 1997) and, in management's judgment, are appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced- earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of the nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates, which are separately discussed below.

CONSUMER FINANCING RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $48.6 billion at June 27, 1998, an increase of $0.5 billion from the end of 1997. Nonearning receivables were $1.1 billion at June 27, 1998, 2.2% of total consumer financing receivables, compared with $1.0 billion, 2.2% of total consumer receivables, at December 31, 1997. Write-offs of consumer receivables increased to $714 million for the first half of 1998, compared with $607 million for the first half of 1997. This increase was primarily attributable to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios as well as the effects of higher delinquencies at the end of 1997, consistent with overall industry experience.

OTHER FINANCING RECEIVABLES, totaling $61.0 billion at June 27, 1998 ($58.5 billion at December 31, 1997), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $358 million at June 27, 1998, compared with $353 million at year-end 1997.

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Montgomery Ward Holding Corp. (MWHC) filed a bankruptcy petition for reorganization in 1997. The Corporation's recorded investment in MWHC and affiliates at June 27, 1998, was $777 million, a decrease of $18 million from the end of 1997, and consisted primarily of inventory financing. Income recognition had been suspended on these pre-bankruptcy petition investments. Subsequent to the petition, the Corporation committed to provide MWHC up to $1.0 billion in debtor-in-possession financing, subject to certain conditions, in order to fund working capital requirements and general corporate expenses. A majority of this facility has been syndicated; the Corporation's loans under this facility at June 27, 1998 were approximately $92 million. The Corporation also provides financing to customers of MWHC and affiliates through the Corporation's wholly-owned affiliates, Montgomery Ward Credit Corporation and Monogram Credit Card Bank of Georgia. These receivables, which represent revolving credit card transactions directly with customers of MWHC and affiliates, aggregated approximately $3.6 billion at June 27, 1998, including $1.7 billion that have been sold with recourse by the Corporation's affiliates. The obligations of customers with respect to these receivables are not affected

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS (Continued).

by the bankruptcy filing. MWHC and its affiliates, under new management since 1997, are continuing their restructuring efforts as well as developing a plan of reorganization.

The Corporation held loans and leases to commercial airlines amounting to $9.6 billion at June 27, 1998, up from $9.0 billion at the end of 1997.

                                                                     EXHIBIT 12

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                         SIX MONTHS ENDED JUNE 27, 1998
                                   (Unaudited)

                                                                       RATIO OF
                                                                       EARNINGS
                                                                          TO
                                                                       COMBINED
                                                                         FIXED
                                                           RATIO OF     CHARGES
                                                           EARNINGS       AND
                                                             TO       PREFERRED
                                                            FIXED        STOCK
(Dollar amounts in millions)                               CHARGES    DIVIDENDS
                                                           --------    --------
Net earnings ...........................................   $  1,814    $  1,814
Provision for income taxes .............................        657         657
Minority interest in net earnings of consolidated
 affiliates ............................................         66          66
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      2,537       2,537
                                                           --------    --------
Fixed charges:
  Interest .............................................      4,281       4,281
  One-third of rentals .................................        134         134
                                                           --------    --------
Total fixed charges ....................................      4,415       4,415
                                                           --------    --------

Less interest capitalized, net of amortization .........         40          40
                                                           --------    --------
Earnings before provision for income taxes and minority
 interest, plus fixed charges ..........................   $  6,912    $  6,912
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.57
                                                           ========

Preferred stock dividend requirements ..................               $   --
Ratio of earnings before provision for income taxes to
 net earnings ..........................................                   1.36
Preferred stock dividend factor on pre-tax basis .......                   --
Fixed charges ..........................................                  4,415
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  4,415
                                                                       ========

Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.57
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


                                   GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                   ---------------------------------------
                                                (Registrant)


Date:  July 31, 1998           By:            /s/ J.A. Parke
                                   ---------------------------------------
                                               J.A. Parke,
                                      Senior Vice President, Finance
                                      (Principal Financial Officer)


Date:  July 31, 1998           By:            /s/ J.C. Amble
                                   ---------------------------------------
                                               J.C. Amble,
                                       Vice President and Controller
                                      (Principal Accounting Officer)

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                            PAGE
-----------                                                          --------

   12          Computation of ratio of earnings to fixed charges
               and computation of ratio of earnings to combined
               fixed charges and preferred stock dividends ........      9

   27          Financial Data Schedule (filed electronically only)