Form 10-Q
period 1998-09-26
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 1998-11-10
CIK 797463

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


       | X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1998

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

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At November 6, 1998, 101 shares of common stock with a par value of $10,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                      PAGE
                                                                    --------

PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements .............................        1

Item 2.       Management's Discussion and Analysis of Results
              of Operations ....................................        6

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges
              and Computation of Ratio of Earnings to Combined
              Fixed Charges and Preferred Stock Dividends ......        9


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K .................       10

Signatures .....................................................       11

Index to Exhibits ..............................................       12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   --------------------    --------------------
                                                                  SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                                                        26,         27,         26,         27,
(In millions)                                                         1998        1997        1998        1997
                                                                   --------    --------    --------    --------
REVENUES
Revenues from services .........................................   $ 10,210    $  9,000    $ 29,643    $ 25,884
Sales of goods .................................................      1,806       1,182       5,325       3,159
                                                                   --------    --------    --------    --------
                                                                     12,016      10,182      34,968      29,043
                                                                   --------    --------    --------    --------
EXPENSES
Interest .......................................................      2,188       1,919       6,400       5,564
Operating and administrative ...................................      3,311       2,959       9,690       8,125
Cost of goods sold .............................................      1,681       1,063       4,891       2,801
Insurance losses and policyholder and annuity benefits .........      2,239       1,980       6,852       6,236
Provision for losses on financing receivables ..................        306         371       1,047       1,020
Depreciation and amortization of buildings and equipment
 and equipment on operating leases .............................        669         628       1,929       1,765
Minority interest in net earnings of consolidated affiliates ...         38          33         104          84
                                                                   --------    --------    --------    --------
                                                                     10,432       8,953      30,913      25,595
                                                                   --------    --------    --------    --------
EARNINGS
Earnings before income taxes ...................................      1,584       1,229       4,055       3,448
Provision for income taxes .....................................       (502)       (291)     (1,159)       (958)
                                                                   --------    --------    --------    --------

NET EARNINGS ...................................................      1,082         938       2,896       2,490
Dividends ......................................................       (433)       (374)     (1,312)       (994)
Retained earnings at beginning of period .......................     13,886      12,286      12,951      11,354
                                                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF PERIOD .............................   $ 14,535    $ 12,850    $ 14,535    $ 12,850
                                                                   ========    ========    ========    ========




See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                                          SEPTEMBER    DECEMBER
                                                                                                26,         31,
(In millions)                                                                                 1998        1997
                                                                                           --------    --------
                                                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................................................   $  5,035    $  4,904
Investment securities ..................................................................     74,702      70,356
Financing receivables:
  Time sales and loans, net of deferred income .........................................     71,552      64,832
  Investment in financing leases, net of deferred income ...............................     45,444      41,769
                                                                                           --------    --------
                                                                                            116,996     106,601
  Allowance for losses on financing receivables ........................................     (3,078)     (2,802)
                                                                                           --------    --------
    Financing receivables - net ........................................................    113,918     103,799
Other receivables - net ................................................................     21,915      18,332
Equipment on operating leases (at cost), less accumulated amortization
 of $6,716 and $6,126 ..................................................................     20,209      18,689
Intangible assets ......................................................................     11,904      10,366
Inventories ............................................................................        729         786
Other assets ...........................................................................     34,633      28,176
                                                                                           --------    --------
      TOTAL ASSETS .....................................................................   $283,045    $255,408
                                                                                           ========    ========

LIABILITIES AND EQUITY
Short-term borrowings ..................................................................   $103,431    $ 95,274
Long-term borrowings:
  Senior ...............................................................................     55,806      44,993
  Subordinated .........................................................................        996         996
Insurance liabilities, reserves and annuity benefits ...................................     71,196      67,270
Other liabilities ......................................................................     19,676      17,557
Deferred income taxes ..................................................................      9,402       8,966
                                                                                           --------    --------
      Total liabilities ................................................................    260,507     235,056
                                                                                           --------    --------
Minority interest in equity of consolidated affiliates .................................      3,398       3,113
                                                                                           --------    --------

Unrealized gains on investment securities ..............................................      2,375       2,135
Foreign currency translation adjustments ...............................................       (261)       (185)
                                                                                           --------    --------
Accumulated non-owner changes in equity ................................................      2,114       1,950
Capital stock ..........................................................................         11          11
Additional paid-in capital .............................................................      2,480       2,327
Retained earnings ......................................................................     14,535      12,951
                                                                                           --------    --------
      Total equity .....................................................................     19,140      17,239
                                                                                           --------    --------
      TOTAL LIABILITIES AND EQUITY .....................................................   $283,045    $255,408
                                                                                           ========    ========


See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                           --------------------
                                                                                          SEPTEMBER   SEPTEMBER
                                                                                                26,         27,
(In millions)                                                                                 1998        1997
                                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................................................   $  2,896    $  2,490
Adjustments to reconcile net earnings to cash provided from operating activities:
  Provision for losses on financing receivables ........................................      1,047       1,020
  Depreciation and amortization of buildings and equipment and equipment on
   operating leases ....................................................................      1,929       1,765
  Other - net ..........................................................................      2,126         168
                                                                                           --------    --------
    Cash provided from operating activities ............................................      7,998       5,443
                                                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................................................    (48,120)    (38,386)
Principal collections from customers ...................................................     43,711      36,328
Investment in assets on financing leases ...............................................    (13,886)     (9,943)
Principal collections on financing leases ..............................................     11,878      11,559
Net decrease in credit card receivables ................................................      3,307       2,335
Buildings and equipment and equipment on operating leases:
    -  additions .......................................................................     (4,050)     (4,641)
    -  dispositions ....................................................................      2,031       1,867
Payments for principal businesses purchased, net of cash acquired ......................     (8,444)     (1,532)
Purchases of investment securities by insurance affiliates and annuity businesses ......    (16,437)    (13,296)
Dispositions and maturities of investment securities by insurance affiliates and
 annuity businesses ....................................................................     13,263      12,102
Other - net ............................................................................     (5,220)     (4,037)
                                                                                           --------    --------
    Cash used for investing activities .................................................    (21,967)     (7,644)
                                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..................................      7,050       7,157
Newly issued debt  - short-term (maturities 91-365 days) ...............................      4,126       3,240
                   - long-term senior ..................................................     26,159      12,099
Proceeds - non-recourse, leveraged lease debt ..........................................        971         129
Repayments and other reductions:
                   - short-term (maturities 91-365 days) ...............................    (17,992)    (18,486)
                   - long-term senior ..................................................     (4,298)       (861)
Principal payments - non-recourse, leveraged lease debt ................................       (333)       (262)
Proceeds from sales of investment and annuity contracts ................................      3,464       3,532
Redemption of investment and annuity contracts .........................................     (3,905)     (3,346)
Dividends paid .........................................................................     (1,312)       (994)
Issuance of variable cumulative preferred stock by consolidated affiliate ..............        170         100
                                                                                           --------    --------
    Cash provided from financing activities ............................................     14,100       2,308
                                                                                           --------    --------
INCREASE IN CASH AND EQUIVALENTS .......................................................        131         107
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............................................      4,904       3,234
                                                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................................................   $  5,035    $  3,341
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


3. Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, was adopted as of January 1, 1998. This Statement requires reporting of changes in share owner's equity that do not result directly from transactions with share owners. An analysis of these changes follows:

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          SEPTEMBER   SEPTEMBER
                                                                26,         27,
(In millions)                                                 1998        1997
                                                           --------    --------
Net earnings ...........................................   $  1,082    $    938
Unrealized gains (losses) on investment securities - net       (184)        826
Foreign currency translation adjustments ...............        (39)        (40)
                                                           --------    --------
Total ..................................................   $    859    $  1,724
                                                           ========    ========


                                                             NINE MONTHS ENDED
                                                           --------------------
                                                          SEPTEMBER   SEPTEMBER
                                                                26,         27,
                                                              1998        1997
                                                           --------    --------
Net earnings ...........................................   $  2,896    $  2,490
Unrealized gains on investment securities - net ........        240       1,183
Foreign currency translation adjustments ...............        (76)       (128)
                                                           --------    --------
Total ..................................................   $  3,060    $  3,545
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

OVERVIEW

Net earnings for the first nine months of 1998 were $2,896 million, a $406 million (16%) increase over the first nine months of 1997. The results reflected the globalization and diversity of the Corporation's businesses and were led by double-digit increases in Specialized Financing, Consumer Services, Specialty Insurance and Mid-Market Financing activities.

Earnings of the lending, leasing and equipment management businesses are significantly influenced by the level of invested assets, the related financing spreads (the excess of rates earned -- yields -- over rates on borrowings) and the quality of those assets. The increase in net earnings for these businesses principally resulted from a higher average level of invested assets. Financing spreads were essentially the same in both periods, reflecting slightly lower yields offset by lower borrowing rates. Earnings for these businesses were also impacted by lower losses associated with the Corporation's equity investment in Montgomery Ward Holding Corp. ("MWHC"). This impact was offset by lower gains recognized on sales of assets, primarily no counterpart to the 1997 transaction that included the reduction of the Corporation's investment in the common stock of Paine Webber Group Inc. ("PWG").

Within the Specialty Insurance segment, GE Global Insurance Holding Corporation's net earnings increased over the prior year reflecting growth in origination volume, including fee income generated from investment-related life reinsurance products and financial reinsurance transactions, and higher investment income resulting from continued growth in the investment portfolios and a higher level of gains on investment securities. Improved earnings in the mortgage insurance business, the result of improved market conditions, as well as increases in other insurance businesses also contributed to the increase.


OPERATING RESULTS

TOTAL REVENUES from all sources increased $5,925 million (20%) to $34,968 million for the first nine months of 1998, compared with $29,043 million for the first nine months of 1997.

Revenues from the equipment management, consumer services, mid-market financing and specialized financing businesses increased $5,153 million (23%) over the comparable prior-year period. A significant portion of the increase arose from sales of goods by the computer equipment distribution businesses, reflecting both acquisition and core growth. The increase also reflected a higher average level of invested assets, resulting principally from acquisitions of portfolios and businesses, as well as increased premiums related to the acquisition of consumer savings and insurance businesses in 1997 and 1998. Revenues were also impacted by lower losses associated with the Corporation's equity investment in MWHC. This impact was offset by lower gains recognized on sales of assets, primarily no counterpart to the 1997 transaction that included the reduction of the Corporation's investment in the common stock of PWG.

Revenues of the Specialty Insurance segment increased $932 million (14%) to $7,647 million for the first nine months of 1998 compared with the first nine months of 1997. The increase primarily reflected growth in origination volume and higher investment income resulting from continued growth in the investment portfolios and a higher level of gains on investment securities.

INTEREST  EXPENSE  for the first  nine  months of 1998 was $6,400  million,  15%
higher than for the first nine months of 1997. The increase reflected the effects of higher average borrowings used to finance asset growth, slightly offset by the effects of lower average interest rates. The composite interest rate on the Corporation's borrowings for the first nine months of 1998 was 5.99% compared with 6.05% in the first nine months of 1997.

OPERATING AND ADMINISTRATIVE EXPENSES were $9,690 million for the first nine months of 1998, a 19% increase over the first nine months of 1997. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and higher investment levels.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (Continued).

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $616 million to $6,852 million for the first nine months of 1998, compared with the first nine months of 1997. The increase primarily reflected the acquisitions of the consumer savings and insurance businesses and higher origination volume, partially offset by improved market conditions in the mortgage insurance business.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $1,047 million for the first nine months of 1998 from $1,020 million for the first nine months of 1997. These provisions principally related to private-label and bank credit cards in the Consumer Services segment that are discussed below under Portfolio Quality.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $164 million to $1,929 million for the first nine months of 1998 compared with $1,765 million for the first nine months of 1997. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting acquisition growth.

PROVISION FOR INCOME TAXES was $1,159 million for the first nine months of 1998 (an effective tax rate of 28.6%), compared with $958 million for the first nine months of 1997 (an effective tax rate of 27.8%). The higher provision for income taxes primarily reflected increased pre-tax earnings subject to statutory rates.


PORTFOLIO QUALITY

FINANCING RECEIVABLES are the financing segment's largest asset and its primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $117.0 billion at September 26, 1998, from $106.6 billion at the end of 1997, primarily reflecting acquisition growth and higher origination volume, partially offset by securitizations of receivables and other decreases in the credit card portfolios. Related allowances for losses at September 26, 1998, aggregated $3.1 billion (2.63% of receivables - the same as at the end of 1997) and, in management's judgment, are appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of the nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates, which are separately discussed below.

CONSUMER FINANCING RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $48.4 billion at September 26, 1998, an increase of $0.3 billion from the end of 1997. Nonearning receivables were $1.1 billion at September 26, 1998, 2.3% of total consumer financing receivables, compared with $1.0 billion, 2.2% of total consumer receivables, at December 31, 1997. Write-offs of consumer receivables increased to $1,052 million for the first nine months of 1998, compared with $912 million for the first nine months of 1997. This increase was primarily attributable to higher average receivable balances resulting from a combination of origination volume and acquisitions of businesses and portfolios as well as the effects of higher delinquencies at the end of 1997, consistent with overall industry experience.

OTHER FINANCING RECEIVABLES, totaling $68.6 billion at September 26, 1998 ($58.5 billion at December 31, 1997), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $282 million at September 26, 1998, compared with $353 million at year-end 1997.

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, Montgomery Ward Holding Corp. (MWHC) filed a bankruptcy petition for reorganization in 1997. The Corporation's recorded investment in MWHC and affiliates at September 26, 1998, was $754 million, a decrease of $41 million from the end of 1997, and consisted primarily of inventory financing. Income recognition had been suspended on these pre-bankruptcy petition investments. Subsequent to the petition, the Corporation committed to provide MWHC up to $1.0 billion in debtor-in-possession financing, subject to certain conditions, in order to fund working capital requirements and general corporate expenses. A majority of this facility has been syndicated; the
Corporation's   loans    under   this    facility    at   September   26,   1998

 ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS (Continued).

were  approximately  $119 million.  The Corporation  also provides  financing to customers of MWHC and affiliates through the Corporation's wholly-owned affiliates, Montgomery Ward Credit Corporation and Monogram Credit Card Bank of Georgia. These receivables, which represent revolving credit card transactions directly with customers of MWHC and affiliates, aggregated approximately $3.4 billion at September 26, 1998, including $1.7 billion that have been sold with recourse by the Corporation's affiliates. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing. MWHC and its affiliates, under new management since 1997, are continuing their restructuring efforts as well as developing a plan of reorganization.

The Corporation held loans and leases to commercial airlines amounting to $9.6 billion at September 26, 1998, up from $9.0 billion at the end of 1997.

OTHER MATTERS

YEAR 2000

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Corporation has undertaken a global effort to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact its customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve -- execute project plans and perform a majority of the testing; and (4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and company-wide reviews with senior management are conducted monthly. Management plans to have completed the first three phases of the program for a substantial majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products and services, facilities and suppliers in the control phase of the program by mid-1999.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers; and, customers. Business operations are also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes or that could affect customers' ability to repay amounts owed to the Corporation. The likelihood and effects of failures in infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of its businesses, suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Corporation.

Total Year 2000 remediation expenditures are expected to be approximately $240 million, of which two-thirds is expected to be spent by the end of 1998. Substantially all of the remainder is expected to be spent in 1999. Most of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources.

The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                                                                      EXHIBIT 12

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                      NINE MONTHS ENDED SEPTEMBER 26, 1998
                                   (Unaudited)

                                                                                                       RATIO OF
                                                                                                       EARNINGS
                                                                                                          TO
                                                                                                       COMBINED
                                                                                                         FIXED
                                                                                           RATIO OF     CHARGES
                                                                                           EARNINGS       AND
                                                                                              TO      PREFERRED
                                                                                            FIXED        STOCK
(Dollar amounts in millions)                                                               CHARGES    DIVIDENDS
                                                                                           --------    --------
Net earnings ...........................................................................   $  2,896    $  2,896
Provision for income taxes .............................................................      1,159       1,159
Minority interest in net earnings of consolidated affiliates ...........................        104         104
                                                                                           --------    --------
Earnings before provision for income taxes and minority interest .......................      4,159       4,159
                                                                                           --------    --------
Fixed charges:
  Interest .............................................................................      6,539       6,539
  One-third of rentals .................................................................        209         209
                                                                                           --------    --------
Total fixed charges ....................................................................      6,748       6,748
                                                                                           --------    --------

Less interest capitalized, net of amortization .........................................         65          65
                                                                                           --------    --------
Earnings before provision for income taxes and minority interest, plus fixed charges ...   $ 10,842    $ 10,842
                                                                                           ========    ========

Ratio of earnings to fixed charges .....................................................       1.61
                                                                                           ========

Preferred stock dividend requirements ..................................................               $   --
Ratio of earnings before provision for income taxes to net earnings ....................                   1.40
Preferred stock dividend factor on pre-tax basis .......................................                   --
Fixed charges ..........................................................................                  6,748
                                                                                                       --------
Total fixed charges and preferred stock dividend requirements ..........................               $  6,748
                                                                                                       ========

Ratio of earnings to combined fixed charges and preferred stock dividends ..............                   1.61
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


                                    GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                    ---------------------------------------
                                                 (Registrant)


Date: November 10, 1998             By:         /s/ J.A. Parke
                                         ----------------------------------
                                                    J.A. Parke,
                                           Senior Vice President, Finance
                                            (Principal Financial Officer)


Date: November 10, 1998             By:         /s/ J.C. Amble
                                         ----------------------------------
                                                    J.C. Amble,
                                           Vice President and Controller
                                          (Principal Accounting Officer)

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS


  EXHIBIT NO.                                                            PAGE
 -------------                                                         --------


     12         Computation of ratio of earnings to fixed charges
                and computation of ratio of earnings to combined
                fixed charges and preferred stock dividends .........      9


     27         Financial Data Schedule (filed electronically only)