Form 10-K405
period 1998-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 1999-03-29
CIK 797463

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K
                                  -------------


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                           ---------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At March 24, 1999, 101 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $10,000 were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 24, 1999. None.

                       DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 1998 are incorporated by reference into Part IV hereof.

Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation for the year ended December 31, 1998 is incorporated by reference into Part I hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
PART I

     Item 1.   Business .............................................      1
     Item 2.   Properties ...........................................     11
     Item 3.   Legal Proceedings ....................................     11
     Item 4.   Submission of Matters to a Vote of Security Holders ..     11

PART II

     Item 5.   Market for the Registrant's Common Equity and
                Related Stockholder Matters .........................     12
     Item 6.   Selected Financial Data ..............................     12
     Item 7.   Management's Discussion and Analysis of
                Results of Operations ...............................     12
     Item 7A.  Quantitative and Qualitative Disclosures
                About Market Risk ...................................     21
     Item 8.   Financial Statements and Supplementary Data ..........     22
     Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure ..............     47

PART III

     Item 10.  Directors and Executive Officers of the Registrant ...     47
     Item 11.  Executive Compensation ...............................     47
     Item 12.  Security Ownership of Certain Beneficial Owners
                and Management ......................................     47
     Item 13.  Certain Relationships and Related Transactions .......     47

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K .........................................     48

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

GE Capital operates in five operating segments that are described below. These operations are subject to a variety of regulations in their respective jurisdictions.

Services of GE Capital are offered primarily in the United States, Canada, Europe and the Pacific Basin. GE Capital's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927. At December 31, 1998, GE Capital and affiliates employed approximately 82,600 persons.

GE GLOBAL INSURANCE HOLDING CORPORATION

GE Global Insurance, together with its affiliates, writes substantially all lines of reinsurance and certain lines of property and casualty insurance. GE Global Insurance has two principal subsidiaries, Employers Reinsurance Corporation and Kemper Reinsurance Company. These affiliates, together with their direct and indirect subsidiaries, reinsure property and casualty risks written by more than 1,000 insurers around the world. They also write certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, medical malpractice coverage for physicians and dentists, errors and omissions coverage for insurance agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. Other property and casualty affiliates write excess and surplus lines insurance and provide reinsurance brokerage services. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, group long-term health products and the provision of financial reinsurance to life insurers.

During 1998, GE Global Insurance, either directly or through its affiliates, acquired three major property and casualty reinsurance / insurance businesses which strengthen its global presence in the Fortune 1000 commercial property markets, the broker-serviced markets and the healthcare product lines.

Insurance and reinsurance operations are subject to regulation by various insurance regulatory agencies.

GE Global Insurance and its affiliates conduct business throughout the world using a network of local offices. The world headquarters of GE Global Insurance is located at 5200 Metcalf Avenue, Overland Park, Kansas 66201. At December 31, 1998, GE Global Insurance and affiliates employed approximately 4,300 persons.

Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation for the year ended December 31, 1998, is incorporated by reference hereto.

OPERATING SEGMENTS

The Corporation provides a wide variety of financing, asset management, and insurance products and services which are organized into the following operating segments:

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

    o Mid-Market Financing - loans, financing and operating leases, and other services for middle-market customers, including manufacturers, distributors and end users, for a variety of equipment that includes vehicles, corporate aircraft, data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications, electronics and telecommunications activities.

    o Specialized Financing - loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in public and private entities in diverse industries.

    o Specialty Insurance - U.S. and international multiple-line property and casualty reinsurance; certain directly written specialty insurance and life reinsurance; financial guaranty insurance, principally on municipal bonds and structured finance issues; private mortgage insurance; and creditor insurance covering international customer loan repayments.

Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Annual Report on Form 10-K for discussion of the Corporation's Portfolio Quality. A description of the Corporation's principal businesses by operating segment follows.

CONSUMER SERVICES

GE Financial Assurance

GE Financial Assurance ("GEFA") provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, primarily in the United States and Japan. These products help consumers accumulate wealth, transfer wealth, and protect their lifestyles and assets and are sold through a family of regulated insurance and annuity companies.

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

GEFA's principal operating companies include General Electric Capital Assurance Company, First Colony Life Insurance Company, GE Life and Annuity Assurance Company (formerly The Life Insurance Company of Virginia), Colonial Penn Insurance Company, Union Fidelity Life Insurance Company, GE Edison Life
Insurance Company, established in Japan in 1998, and GE Capital Life Assurance of New York.

GEFA headquarters are in Richmond, Virginia.

Auto Financial Services

GE Capital Auto Financial Services ("AFS") is a full service provider of automobile financing for automobile dealers, manufacturers and their customers in North America, and, to a lesser extent, Asia.

In the United States, AFS is one of the leading independent auto lessors for new and used lease financing and, to a much lesser degree, sub-prime and prime retail financing to customers. AFS also provides private-label financing for American Isuzu Motors, Inc. and participates in a private-label purchase program with Volvo of North America. In addition, AFS offers inventory financing programs and direct loans to segments of the automotive industry, including dealers and finance companies.

AFS' Asian activities include affiliates in Taiwan, Hong Kong, Thailand and Japan. AFS also maintains additional presence in Asia through equity investments in Indonesia, Taiwan, Singapore, Malaysia, Korea, and India.

AFS headquarters are in Barrington, Illinois.

Auto Financial Services Europe

GE Capital Auto Financial Services Europe ("AFS Europe") is a leading independent provider of automobile financing products to automobile dealers and their customers in Europe. Products include hire purchase, finance leases, loans and insurance premium financing.

AFS Europe has a significant presence in 13 countries throughout Western and Central Europe including the United Kingdom, Ireland, Portugal, France, Spain, Italy, Sweden, Denmark, Poland, the Czech Republic, Hungary, Switzerland and Austria.

AFS Europe headquarters are in Dublin, Ireland.

GE Card Services

GE Card Services ("CS") provides sales financing services to North American retailers in a broad range of consumer industries. Details of financing plans differ, but include customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers.

CS provides financing directly to customers of retailers or purchases the retailers' customer receivables. Most of the retailers sell a variety of products of various manufacturers on a time sales basis. The terms for these financing plans differ according to the size of contract and credit standing of the customer. CS generally maintains a security interest in the merchandise financed. Financing is provided to consumers under contractual arrangements, both with and without recourse to retailers. CS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services. CS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. CS maintains a security interest in the inventory and retailers are obliged to maintain insurance coverage for the merchandise financed.

CS also provides and services MasterCard(R) and Visa(R) credit card loan products issued to retail customers throughout the United States. These loans originate through loan portfolio acquisitions, direct mail campaigns, private-label credit card loan conversions, telemarketing efforts and point-of-sale applications. CS also issues and services the GE Capital Corporate Card product, providing payment and information systems which help medium and large-sized companies reduce travel costs, and the GE Capital Purchasing Card product, which helps customers streamline their purchasing and accounts payable processes.

CS sold approximately $2 billion of its MasterCard(R) and Visa(R) credit card loan portfolio in 1998 and intends to limit its future loan origination efforts to portfolios that it retains. In connection with the 1998 sale, General Electric has agreed to permit a third party to use its tradename in connection with the offering of general-purpose credit cards in the United States.

CS has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. ("MWHC"), which, together with its wholly-owned subsidiary, Montgomery Ward & Co., Incorporated ("MWC"), is engaged in retail merchandising and direct response marketing, the latter conducted primarily through Signature Financial/Marketing, Inc. ("Signature"), which markets consumer club and insurance products. CS also provides financing to customers of MWHC and affiliates. As discussed on page 20 and in note 3 to the consolidated financial statements, MWHC, MWC and certain of their affiliates (excluding Signature) filed a bankruptcy petition for reorganization in 1997 and have announced plans to emerge from bankruptcy protection in 1999.

CS headquarters are in Stamford, Connecticut.

Global Consumer Finance

GE Capital Global Consumer Finance ("GCF") is a leading provider of credit services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe, Asia, and, to a lesser extent, South America as well as offering a variety of direct-to-consumer credit programs such as consumer loans, bankcards and credit insurance. GCF's wide range of proprietary financial services includes private-label credit cards, credit promotion and accounting services, billing (in the retailer's name) and customer credit and collection services.

During 1998, GCF expanded its global presence through acquisitions including Agrobanka in the Czech Republic, Prokredit Ltd. in Switzerland, and Koei Credit and Lake Finance in Japan. In addition, GCF launched a bankcard joint venture in India and a retail financing joint venture in Brazil.

GCF provides financing to consumers through operations in the United Kingdom, Austria, France, Ireland, Germany, The Netherlands, Italy, Spain, Portugal, Poland, Switzerland, the Czech Republic, Japan, Thailand, Hong Kong, China, Brazil and Australia and joint ventures in Indonesia, India and Brazil.

GCF headquarters are in Stamford, Connecticut.

Mortgage Services

GE Capital Mortgage Services, Inc. ("GECMSI"), a wholly-owned affiliate of GE Capital Mortgage Corporation, is engaged primarily in the business of originating, purchasing, selling and servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. GECMSI obtains servicing through the origination and purchase of mortgage loans and servicing rights, and primarily packages the loans it originates and purchases into mortgage-backed securities which it sells to investors. GECMSI also originates and services home equity loans.

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

GECAS has firm orders and options for more than 250 new Boeing and Airbus aircraft with deliveries scheduled through 2006. GECAS current fleet comprises 850 owned and managed aircraft leased to more than 175 customers in 58 countries.

During 1998, GECAS acquired a commercial aviation training business from Raytheon Company. The training facility, located at London's Gatwick airport, operates a wide range of full-flight motion simulators to train commercial pilots and serves more than 100 airlines.

GECAS headquarters are in Stamford, Connecticut, with regional offices in Shannon, Ireland; Miami, Florida; Vienna, Austria; Beijing and Hong Kong, China and Singapore.

Fleet Services

GE Capital Fleet Services ("GECFS") is one of the leading corporate fleet management companies with operations in North America, Europe, Australia, New Zealand, Brazil and Japan with approximately 950,000 cars and trucks under lease and service management. GECFS offers finance and operating leases to several thousand customers with an average lease term of 36 months. The primary product in North America is a Terminal Rental Adjustment Clause (TRAC) lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which GECFS assumes residual risk. In addition to the services directly associated with the lease, GECFS offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs and title and licensing services. GECFS customer base is diversified with respect to industry and geography and includes many Fortune 500 companies.

In 1998, GECFS expanded its fleet management services with acquisitions of fleet logistics businesses in the United Kingdom, The Netherlands, Brazil and New Zealand.

GECFS headquarters are in Eden Prairie, Minnesota.

Information Technology Solutions

GE Capital Information Technology Solutions ("IT Solutions") is a leading worldwide provider of a broad array of information technology products and services, including full life cycle services that provide customers with cost-effective control and management of their information systems. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. Services offered include network design, network support, asset management, help desk, disaster recovery, enterprise management and financial services. IT Solutions serves commercial, educational and governmental customers in over 20 countries. During 1998, the company expanded its presence through acquisitions in the United States, France, Canada, and Portugal.

IT Solutions headquarters are in Newport, Kentucky.

Transport International Pool

Transport International Pool ("TIP") is one of the global leaders in renting, leasing, selling and financing transportation equipment. TIP's fleet of over 260,000 dry freight, refrigerated and double vans, flatbeds, intermodal assets, and specialized trailers is available for rent, lease or purchase at over 240 locations in the United States, Europe, Canada, and Mexico. TIP's commercial vehicle fleet of over 25,000 units is available for rent, lease, or purchase in the United Kingdom. TIP also finances new and used trailers and buys trailer fleets. During 1998, TIP acquired the operating assets of Trailer Leasing Co., Inc., a trailer rental and leasing company in the United States. TIP also acquired a majority interest in Bay Cities Leasing LLC, a United States entity predominately doing business as a lessor of intermodal equipment. TIP's customer base comprises trucking companies, railroads, shipping lines, manufacturers and retailers.

TIP operates a European service center in Amsterdam, The Netherlands and a commercial vehicle operations and administrative center in Manchester, England. TIP headquarters are in Devon, Pennsylvania.

GE SeaCo/GE Capital Container Finance Corporation

In May 1998, GE Capital and Sea Containers Ltd. formed GE SeaCo SRL ("GE SeaCo"), a joint venture which operates the combined marine container fleets of Genstar Container Corporation ("Genstar") and Sea Containers. GE SeaCo is one of the world's largest lessors of marine shipping containers with a combined fleet of over 1,100,000 TEU ("twenty-foot equivalent units") of dry-cargo, refrigerated and specialized containers for global cargo transport. Lessees are primarily shipping lines which lease on a long-term or master lease basis.

Concurrent with the formation of the joint venture, GE Capital Container Finance Corporation ("GECCF") was created to service the existing finance lease portfolio formerly run by Genstar, and to provide traditional finance leases and structured finance products to the global marine container industry.

GE SeaCo headquarters are in London, England. GECCF headquarters are in San Francisco, California.

Penske Truck Leasing

GE Capital is a limited partner in Penske Truck Leasing ("Penske"), which operates the second largest full-service truck leasing business and one of the largest commercial and consumer truck rental businesses in the United States. Penske operates through a national network of full-service truck leasing and rental facilities. At December 31, 1998, Penske had a fleet of about 78,000 tractors, trucks and trailers in its leasing and rental fleets and provided contract maintenance programs or other support services for about 32,000 additional vehicles.

Penske also provides dedicated logistics operations support which combines company-employed drivers with its full-service lease vehicles to provide dedicated contract carriage services. In addition, Penske offers supply chain services such as distribution consulting, warehouse management and information systems support.

Penske headquarters are in Reading, Pennsylvania.

GE American Communications

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

GE Americom headquarters are in Princeton, New Jersey.

Railcar Services

GE Capital Railcar Services ("GERSCO") is one of the leading railcar leasing companies in North America, with a fleet of 186,000 railcars in its total portfolio. Serving Class 1 railroads, short-line railroads, and shippers throughout North America, GERSCO offers one of the most diverse fleets in the industry, and a variety of lease options.

GERSCO also owns and operates a network of railcar repair and maintenance facilities located throughout North America. The repair facilities offer a variety of services, ranging from light maintenance to heavy repair of damaged railcars. The company also provides railcar management, administration and other services.

In addition, GERSCO is a pan-European provider of rail transport services, offering a broad range of railcar equipment and rail-related services to railroads, shippers and other transport providers.

European sales offices are in England, France, Germany, Italy and Sweden. GERSCO headquarters are in Chicago, Illinois.

Modular Space

GE Capital Modular Space ("GECMS") provides commercial mobile and modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. GECMS products are available as custom mobile and modular buildings, designed to customer specifications, or are available through the GECMS stock fleet of approximately 120,000 mobile and modular units.

During 1998, GECMS continued its European growth through the acquisition of certain units of the modular structure business of MVS GmbH. This acquisition doubled the size of the European fleet to approximately 50,000 units.

GECMS has offices in North America and Europe. GECMS world headquarters are in Malvern, Pennsylvania; its European headquarters are in Antwerp, Belgium.

MID-MARKET FINANCING

Commercial Equipment Financing

GE Capital Commercial Equipment Financing ("CEF") offers a broad line of financial products including leases and loans to middle-market customers, including manufacturers, distributors, dealers and end-users, as well as municipal financing. Products are either held for CEF's own account or brokered to third parties.

Generally, transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 180 months. CEF also maintains an asset management operation that both redeploys off-lease equipment and monitors asset values. The portfolio includes loans and leases for vehicles, manufacturing equipment, corporate aircraft, construction equipment, medical diagnostic equipment, office equipment, telecommunications equipment and electronics.

During 1998, CEF expanded through acquisitions including: Simuflite Training International, Inc., a provider of advanced training to pilots and maintenance professionals operating turbine-powered aircraft in corporate, government and military service, located in Dallas, Texas; Barcom plc, a provider of construction fleet management services to the mining and quarrying, civil engineering, housing and industrial sectors, located in Wellingborough, Northampton, United Kingdom; and MetLife Capital Corporation, a provider of secured financing for middle-market businesses, located in Bellevue, Washington.

CEF operates from offices throughout the United States, Puerto Rico, Canada, Mexico, Europe and Asia and through joint ventures in Indonesia and China. CEF headquarters are in Danbury, Connecticut.

Vendor Financial Services

GE Capital Vendor Financial Services ("VFS") provides financing services to over 90 equipment manufacturers and more than 3,500 dealers in North America, Europe and Asia. Customers include major U.S. and foreign manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways - by forming captive partnerships with manufacturers that do not have them, and by outsourcing captives from manufacturers that do. VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers including trade payables financing.

In 1998, VFS acquired Colonial Pacific Leasing Corporation, the market leader in indirect broker small-ticket leasing. In addition, VFS sold Digital Financial Services (the financing captive for Digital Equipment Corporation.)

VFS has sales offices throughout the United States, Canada, Europe, Asia, and Australia. VFS headquarters are in Danbury, Connecticut.

European Equipment Finance

GE Capital European Equipment Finance ("EEF") is one of Europe's leading diversified equipment leasing businesses, offering financial solutions on a single-country or pan-European basis. Customers include manufacturers, vendors and end-users in industries such as office imaging, materials handling, corporate aircraft, information technology, broadcasting, machine tools, telecommunications and transportation. Products and services include loans, leases, off-balance sheet financing, master lease coordination and other services, such as helping end-users increase purchasing power through financing options and helping manufacturers and vendors offer leasing programs.

During 1998, EEF expanded through acquisitions that included WTB Westdeutsche Kreditbank GmbH and its subsidiary WTB Leasing GmbH, leading German providers of equipment financing and leasing products and services, and the equipment finance operation of ABN AMRO, a leading provider of equipment financing solutions in Sweden.

EEF operates from offices in the United Kingdom, Italy, France, Germany, Belgium, Ireland, Portugal, Central Europe and the Nordic countries. EEF headquarters are in Hounslow, England.

SPECIALIZED FINANCING

Real Estate

GE Capital Real Estate ("Real Estate") provides funds for the acquisition, refinancing and renovation of a wide range of commercial and residential properties located throughout the United States, and, to a lesser extent, in Canada, Mexico, Europe, and the Far East. Real Estate also provides asset management services to real estate investors and selected services to real estate owners.

Lending is a major portion of Real Estate's business in the form of intermediate-term senior or subordinated fixed and floating-rate loans secured by existing income-producing commercial properties such as office buildings, rental apartments, shopping centers, industrial buildings, mobile home parks, hotels and warehouses. Loans range in amount from single-property mortgages typically not less than $5 million to multi-property portfolios of several hundred million dollars. Approximately 90% of all loans are senior mortgages.

Real Estate purchases and provides restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds. Real Estate's business also includes the origination and securitization of low leverage real estate loans, which are intended to be held less than one year before outplacement. To a lesser degree, Real Estate provides equity capital for real estate partnerships through the holding of limited partnership interests and receives preferred returns; typically such investments range from $2 million to $10 million.

Real Estate also offers a variety of real estate management services to outside investors, institutions, corporations, investment banks, and others through its real estate services subsidiaries. Asset management services include acquisitions and dispositions, strategic asset management, asset restructuring, and debt and equity management. Real Estate also provides investment products and advisory and asset management services to pension fund clients through GE Capital Investment Advisors, its registered investment advisor, as well as loan administration and servicing through GE Capital Asset Management. In addition, Real Estate offers owners of multi-family housing ways to reduce costs and enhance value in properties by offering buying services (e.g., for appliances, roofing).

Real Estate has offices throughout the United States, as well as in Canada, Mexico, Australia, Japan, Sweden, France and the United Kingdom. Real Estate headquarters are in Stamford, Connecticut.

Structured Finance Group

GE Capital  Structured  Finance Group  ("SFG")  provides  specialized  financial
products   and   services  to  clients  in  the   commercial   and   industrial,
communications, energy, and transportation sectors, worldwide.

SFG combines industry and technical expertise with significant financial capabilities to deliver a full range of sophisticated financial services and products. Services include project finance (construction and term), corporate finance, acquisition finance and arrangement and placement services. Products include a variety of debt and equity instruments, as well as structured transactions, including leasing and partnerships.

SFG has regional offices in the United States, Australia, Brazil, Canada, China, Hong Kong, Mexico, Singapore, and the United Kingdom. SFG headquarters are in Stamford, Connecticut.

Commercial Finance

GE Capital Commercial Finance ("CF") is a leading provider of revolving and term debt and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities. Transactions typically range in size from under $5 million to over $200 million.

CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers in the healthcare, retail and communications industries. Through its Merchant Banking Group, CF provides senior debt, subordinated debt and bridge financing to buyout and private equity firms, and co-invests equity with buying groups or invests directly on a select basis.

CF has lending operations in 25 cities, including international offices in Toronto, Mexico City, and London, and also has significant factoring operations in France, Germany, the United Kingdom and Italy serving European companies and U.S. exporters. CF headquarters are in Stamford, Connecticut.

GE Equity

GE Equity (formerly Equity Capital Group) purchases equity investments, primarily convertible preferred and common stock investments including, in some cases, stock warrants convertible into equity ownership. GE Equity's primary objective is long-term capital appreciation. Investments include the retail, financial services, healthcare, food and beverage, cable and broadcasting industries.

The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.

GE Equity headquarters are in Stamford, Connecticut.

SPECIALTY INSURANCE

In addition to GE Global Insurance Holding Corporation (discussed above), GECS principal specialty insurance businesses are as follows.

Financial Guaranty Insurance

FGIC Holdings ("FGIC"), through its subsidiary, Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues, bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain taxable structured debt. The guaranteed principal, after reinsurance, amounted to approximately $131 billion at December 31, 1998. Approximately 86% of the business written to date by Financial Guaranty is municipal bond insurance.

FGIC subsidiaries provide a variety of services to state and local governments and agencies, liquidity facilities in variable-rate transactions, municipal investment products and other services.

FGIC headquarters are in New York, New York.

Mortgage Insurance

GE Capital Mortgage  Insurance is engaged  principally in providing  residential mortgage guaranty insurance. Operating in 25 field locations, GE Capital Mortgage Insurance is licensed in 50 states, the District of Columbia and the Virgin Islands. At December 31, 1998, GE Capital Mortgage Insurance was the mortgage insurance carrier for over 1,480,000 residential homes, with total insurance in force aggregating approximately $153 billion and total risk in force aggregating approximately $42 billion. When a claim is received, GE Capital Mortgage Insurance proceeds by either paying up to a guaranteed percentage based on the specified coverage, or paying the mortgage and delinquent interest, taking title to the property and arranging for its sale. GE Capital Mortgage Insurance also provides mortgage guaranty insurance in the United Kingdom, Canada, and Australia.

GE Capital Mortgage Insurance headquarters are in Raleigh, North Carolina.

GE Insurance Holdings

GE Insurance Holdings (formerly Consolidated Financial Insurance) is a leading specialty insurer with operations in 13 European countries, Australia and the Philippines. GE Insurance Holdings is one of the leading payment protection insurers in the United Kingdom and Europe. Payment protection insurance is designed to protect customers' loan repayment obligations in the event of unemployment, disability or death. The product is sold alongside most forms of consumer credit through banks, building societies and finance houses.

GE Insurance Holdings also provides an extensive range of personal investment products, including pension and purchased life annuities, home income plans and investment bonds through a network of over 6,000 independent financial advisors and a direct sales force, in the United Kingdom.

In addition, GE Insurance Holdings sells insurance administration services for extended product warranty insurance and pet insurance, provides travel and personal accident insurance, and offers the management of uninsured loss claims on behalf of victims of traffic accidents.

GE Insurance Holdings headquarters are in London, England.

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


                                                                          YEAR ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1998        1997        1996        1995        1994
                                                       --------    --------    --------    --------    --------
Revenues ...........................................   $ 48,694    $ 39,931    $ 32,713    $ 26,492    $ 19,875

Earnings from continuing operations ................      3,796       3,256       2,817       2,415       2,085
Loss from discontinued operations <F1> .............       --          --          --          --        (1,189)
Net earnings .......................................      3,796       3,256       2,817       2,415         896

Return on common equity <F2> <F3> ..................      23.46%      22.59%      22.24%      21.98%      20.14%
GECS ratio of earnings to fixed charges <F4> .......       1.55        1.56        1.55        1.53        1.65
GECC ratio of earnings to fixed charges ............       1.50        1.48        1.53        1.51        1.63
GECC ratio of debt to equity .......................       7.86        7.45        7.84        7.59        8.43

Financing receivables - net ........................   $121,566    $103,799    $ 99,714    $ 93,272    $ 76,357

Total assets of continuing operations ..............    303,297     255,408     227,419     185,729     144,967

Short-term borrowings ..............................    113,162      95,274      77,945      62,808      57,087
Long-term senior notes .............................     58,042      44,993      46,680      47,794      33,615
Long-term subordinated notes .......................        996         996         996         996         697
Minority interest ..................................      3,459       3,113       2,530       2,522       1,465
Equity .............................................     19,727      17,239      14,276      12,774       9,380

Insurance premiums written for the year ............     11,865       9,396       8,185       6,158       3,962

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


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

The Corporation's net earnings were $3.796 billion in 1998, up 17% from $3.256 billion in 1997, which increased 16% from 1996. The results reflected the globalization and diversity of the Corporation's businesses, with double-digit increases in each of its five segments in 1998. The improvement in earnings in both 1998 and 1997 was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios and higher origination volume.

OPERATING RESULTS

TOTAL REVENUES increased 22% to $48.7 billion in 1998,  following a 22% increase
to  $39.9  billion  in  1997.   The  increases  in  both  years   reflected  the
contributions of businesses acquired as well as growth in core volume.

INTEREST EXPENSE on borrowings in 1998 was $9.0 billion, 17% higher than in 1997, which was 4% higher than in 1996. The increases in 1998 and 1997 were caused by higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The composite interest rate was 5.92% in 1998, compared with 6.07% in 1997 and 6.24% in 1996. See page 17 for a discussion of interest rate risk management.

OPERATING AND ADMINISTRATIVE expenses were $13.8 billion in 1998, an increase from $11.4 billion in 1997 and $9.6 billion in 1996. The increase in both 1998 and 1997 primarily reflected costs associated with acquired businesses and portfolios, higher investment levels and increases in insurance commissions and other costs that vary directly with increased revenues.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased to $9.6 billion in 1998, compared with $8.3 billion in 1997 and $6.7 billion in 1996, reflecting effects of business acquisitions and growth in premium volume throughout the period.

COST OF GOODS SOLD is associated with activities of the Corporation's computer equipment distribution businesses. This cost amounted to $6.8 billion in 1998, compared with $4.1 billion in 1997 and $1.7 billion in 1996, principally the result of acquisition-related growth.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $1.6 billion in 1998, compared with $1.4 billion in 1997 and $1.0 billion in 1996. These provisions principally related to private-label credit cards, bank credit cards, auto loans and auto leases in the consumer services operations, all of which are discussed on pages 19-20 under Financing Receivables. The increases principally reflected higher average receivable balances and the effects of delinquency rates -- higher during 1997 and lower during 1998 -- consistent with industry experience.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased 6% to $2.6 billion in 1998, compared with $2.5 billion in 1997, a 14% increase over 1996. The increase in both years was the result of additions to equipment on operating leases, primarily reflecting acquisitions of vehicles and aircraft in 1998, and a shift in auto lease volume from financing leases to operating leases and acquisitions of aircraft in 1997.

PROVISION FOR INCOME TAXES was $1.4 billion in 1998 (an effective tax rate of 26.4%), compared with $1.2 billion in 1997 (an effective tax rate of 26.4%) and $1.2 billion in 1996 (an effective tax rate of 30.4%). The higher provision for income taxes in 1998 primarily reflected increased pre-tax earnings subject to statutory rates. The decreases in the 1997 provision for income taxes and effective tax rate were primarily caused by increased tax credits and decreased taxes on non-U.S. earnings.

Financing spreads (the excess of yields over interest rates on borrowings) were essentially flat in 1998, 1997 and 1996, reflecting slightly lower yields offset by decreases in borrowing rates.

OPERATING SEGMENTS

At year-end 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management. Previously reported data have been restated as required by SFAS No. 131. For additional information, see note 16 to the consolidated financial statements.

Revenues and net earnings of the Corporation, by operating segment, for the past three years are summarized and discussed below.


(In millions)                                     1998        1997        1996
                                               --------    --------    --------
REVENUES
Consumer Services ..........................   $ 15,948    $ 13,550    $ 11,109
Equipment Management .......................     14,869      11,326       7,725
Mid-Market Financing .......................      3,751       3,009       2,781
Specialized Financing ......................      3,368       2,828       2,944
Specialty Insurance ........................     10,594       8,836       8,185
All other ..................................        164         382         (31)
                                               --------    --------    --------
Total revenues .............................   $ 48,694    $ 39,931    $ 32,713
                                               ========    ========    ========

NET EARNINGS
Consumer Services ..........................   $    797    $    544    $    791
Equipment Management .......................        806         708         603
Mid-Market Financing .......................        478         391         362
Specialized Financing ......................        745         593         563
Specialty Insurance ........................      1,166         973         852
All other ..................................       (196)         47        (354)
                                               --------    --------    --------
Total net earnings .........................   $  3,796    $  3,256    $  2,817
                                               ========    ========    ========

Consumer Services revenues increased 18% in 1998 and 22% in 1997. This growth -- largely acquisition related -- was led by higher premium and investment income at GE Financial Assurance, the consumer savings and insurance business of GECS. Asset growth in several of the other consumer services businesses also contributed to the increase in 1998. Net earnings increased 47% in 1998, following a 31% decrease in 1997. Comparisons of revenues and net earnings throughout the period were affected by the operating results of Montgomery Ward Holding Corp., which are discussed on page 20. Net earnings in 1998 also reflected acquisition and core volume growth, led by the Global Consumer Finance and GE Financial Assurance businesses. Overall gains on asset sales, including securitizations, were higher in 1997 than in 1998; gains in 1998 included the sale of certain bankcard assets. Net earnings in 1997 were affected by increased automobile residual losses, partially offset by acquisition and core growth, principally at GE Financial Assurance. A higher provision for losses on financing receivables also affected earnings in both years, as discussed previously.

Equipment Management revenues grew 31% in 1998, following a 47% increase in 1997, primarily as a result of acquisitions by IT Solutions and, to a lesser extent, asset growth. Net earnings increased 14% in 1998, following a 17% increase in 1997. Increases in both years reflected higher volumes in most businesses resulting from origination growth and acquisitions of businesses and portfolios, with those effects in 1998 partially offset by lower earnings at IT Solutions and Modular Space, primarily the result of lower pricing from competitive market conditions and higher operating expenses.

Mid-Market Financing revenues increased 25% in 1998, compared with an 8% increase in 1997. Net earnings for these businesses grew 22% and 8% in 1998 and 1997, respectively. Asset growth resulting from higher volumes and acquisitions of businesses and portfolios was the most significant contributing factor in both years. Revenues and net earnings were also favorably affected in 1998 by the disposition of certain assets.

Specialized Financing revenues rose 19% and net earnings increased 26% in 1998. The increase in revenues reflected asset growth and a higher level of asset gains, while the increase in net earnings included those factors as well as the effects of certain tax-advantaged transactions and higher levels of tax credits. Revenues decreased 4% in 1997, primarily as a result of lower investment levels. Net earnings increased 5% in 1997 reflecting asset gains and lower levels of asset write-offs.

Specialty  Insurance  revenues  and net  earnings  both  increased  20% in 1998, following 8% revenue growth and 14% net earnings growth in 1997. The increases in both years resulted from increased premium and investment income associated with origination volume, acquisitions and continued growth in the investment portfolios, as well as a higher level of realized gains on investment securities. Net earnings in both years were also favorably affected by improved conditions in the Mortgage Insurance business, the result of improvements in loss experience.

Within GE Global Insurance, the principal subsidiary of which is Employers Reinsurance Corporation, net premiums earned increased in 1998, primarily as a result of core and acquisition growth in both the property and casualty and life businesses. GE Global Insurance property and casualty underwriting results improved in 1998, reflecting a general reduction in incurred losses caused by a decline in both the frequency and overall severity of claims, partially offset by the effects of hurricane and other weather-related catastrophe losses. GE Global Insurance net premiums earned on U.S. business increased in 1997 -- the result of strong growth in the life reinsurance business -- while net premiums earned on European business declined, reflecting the effects of currency translation and market conditions. Property and casualty underwriting results at GE Global Insurance decreased in 1997, reflecting increased underwriting and operating expenses and adverse European market conditions, offset by growth in the life reinsurance business.

All other revenues and net earnings in 1997 included asset gains, the largest of which was $284 million (net of tax) from a transaction that included the reduction of the GECS investment in the common stock of Paine Webber Group Inc.

INTERNATIONAL OPERATIONS

The Corporation's international operations include its operations located outside the United States and certain of its operations that cannot be meaningfully associated with specific geographic areas (for example, commercial aircraft and shipping containers used on ocean-going vessels). The Corporation's international revenues were $18.2 billion in 1998, an increase of 33% from $13.7 billion in 1997. International assets grew 36%, from $79.2 billion at year-end 1997 to $107.8 billion at the end of 1998. Revenues in Europe increased 38% in 1998, reflecting a mix of acquisition and core growth across all of the Corporation's segments. At the same time, revenues in the Pacific Basin grew 51%, principally in Japan, and principally as a result of consumer financing acquisitions by Global Consumer Finance and the acquisition of Toho Mutual Life's infrastructure and sales force by GE Financial Assurance. International revenues from the Americas (North and South America, except for the U.S.) increased 21% in 1998, largely as a result of acquisitions and core growth in Canada and Latin America. The increase in international assets occurred primarily in Europe and the Pacific Basin (principally Japan) reflecting the same factors discussed above. Overall, these increases reflect the Corporation's continued expansion as a global provider of a wide range of services.

The Corporation's activities span all global regions and primarily encompass leasing of aircraft and providing certain financial services within these regional economies. As such, when certain countries or regions such as the Pacific Basin and Latin America experience currency and/or economic stress, the Corporation may have increased exposure to certain risks but also may have new profit opportunities. Increased risks include, among other things, higher receivables delinquencies and bad debts, delays or cancellation of sales and orders principally related to aircraft-related equipment, higher local currency financing costs and a slowdown in established financial services activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs. Thus, while the Corporation's global activities warrant close monitoring and significant management attention, regional economic disruptions had only a modest adverse effect on the overall financial position, results of operations and liquidity of the Corporation in 1998, and there is little change in the outlook for 1999.

CAPITAL RESOURCES AND LIQUIDITY

STATEMENT OF FINANCIAL POSITION

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by the Corporation's specialty insurance and annuity and investment businesses in support of obligations to policyholders and annuitants. The increase of $8.1 billion during 1998 was principally related to acquisitions and investment of premiums received. A breakdown of the investment securities portfolio is provided in note 2 to the consolidated financial statements.

INVENTORIES were $744 million and $786 million at December 31, 1998 and 1997, respectively. The decrease in 1998 primarily reflected improved inventory management in the computer equipment distribution businesses.

FINANCING RECEIVABLES were $121.6 billion at year-end 1998, net of allowance for doubtful accounts, up $17.8 billion over 1997. These receivables are discussed on pages 19-20 and in notes 3 and 4 to the consolidated financial statements.

OTHER RECEIVABLES were $26.0 billion and $18.3 billion at December 31, 1998 and 1997, respectively. Of the 1998 increase, $3.6 billion was attributable to acquisitions and the remainder resulted from core growth.

EQUIPMENT ON OPERATING LEASES was $20.9 billion at December 31, 1998, up $2.3 billion from 1997. Details by category of investment can be found in note 6 to the consolidated financial statements. Additions to equipment on operating leases, including business acquisitions, were $7.2 billion during 1998 ($6.8 billion during 1997), primarily reflecting acquisitions of vehicles and aircraft.

INTANGIBLE ASSETS were $13.6 billion at year-end 1998, up from $10.3 billion at year-end 1997. The $3.3 billion increase in intangible assets related primarily to goodwill from acquisitions, the largest of which were the consumer finance business of Lake Corporation ("Lake") in Japan and MetLife Capital in the United States.

OTHER ASSETS totaled $35.5 billion at year-end 1998, compared with $25.7 billion at the end of 1997. The $9.9 billion increase related principally to additional investments in associated companies, increases in assets acquired for resale, primarily residential mortgages, and increases in "separate accounts," which are investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS were $77.3 billion at year-end 1998, $10.0 billion higher than in 1997. The increase was primarily attributable to acquisitions and the increase in separate accounts. For additional information on these liabilities, see note 11 to the consolidated financial statements.

BORROWINGS were $172.2 billion at December 31, 1998, of which $113.2 billion is due in 1999 and $59.0 billion is due in subsequent years. Comparable amounts at the end of 1997 were $141.3 billion total, $95.3 billion due within one year and $46.0 billion due thereafter. The Corporation's composite interest rates are discussed on page 13. A large portion of the Corporation's borrowings ($87.0 billion and $71.2 billion at the end of 1998 and 1997, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital commercial paper were 45 days and 5.35% at the end of 1998, compared with 44 days and 5.83% at the end of 1997. The GE Capital ratio of debt to equity was 7.86 to 1 at the end of 1998 and 7.45 to 1 at the end of 1997.

GE Company has committed to contribute capital to GE Capital in the event of either a decrease below a specified level in the ratio of GE Capital's earnings to fixed charges, or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE Company also has guaranteed the Corporation's subordinated debt with a face amount of $1.0 billion at December 31, 1998 and 1997. Management believes the likelihood that GE Company will be required to contribute capital under either the commitments or the guarantees is remote.

STATEMENT OF CASH FLOWS

One of the Corporation's primary sources of cash is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $40.9 billion. New borrowings of $85.2 billion having maturities longer than 90 days were added during those years, while $78.4 billion of such longer-term borrowings were retired. The Corporation also generated $26.9 billion of cash from continuing operating activities during the last three years.

The Corporation's principal use of cash has been investing in assets to grow its businesses. Of the $69.6 billion that the Corporation invested in continuing operations over the past three years, $10.5 billion was used for additions to financing receivables; $18.5 billion was used to invest in new equipment, principally for lease to others; and $25.4 billion was used for acquisitions of new businesses, the largest of which were MetLife Capital and Lake in 1998.

With the financial flexibility that comes with excellent credit ratings, management believes the Corporation should be well positioned to meet the global needs of its customers for capital and to continue growing its diversified asset base.

INTEREST RATE AND CURRENCY RISK MANAGEMENT

In normal operations, the Corporation must deal with effects of changes in interest rates and currency exchange rates. The following discussion presents an overview of how such changes are managed and a view of their potential effects. A related discussion of recent developments in the global economy is provided on page 15.

The Corporation uses various financial instruments, particularly interest rate and currency swaps, but also futures, options and currency forwards, to manage risks. The Corporation is exclusively an end user of these instruments, which are commonly referred to as derivatives. The Corporation does not engage in any trading, market-making or other speculative activities in the derivative markets. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in notes 1, 10 and 20 to the consolidated financial statements.

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

In addition, as part of its ongoing customer activities, the Corporation may enter into swaps that are integrated with investments in, loans to or guarantees of the obligations of particular customers and do not involve assumption of third-party credit risk beyond the risk previously approved by the Corporation with respect to such investments, loans or guarantees. Such integrated swaps are evaluated and monitored like their associated investments, loans or guarantees, and are not therefore subject to the same credit criteria that would apply to a stand-alone swap. All other swaps, forward contracts and other derivatives have been designated as hedges of non-U.S. net investments or other assets.

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

         COUNTERPARTY CREDIT CRITERIA                      CREDIT RATING
                                                      -----------------------
                                                                   STANDARD &
                                                        MOODY'S      POOR'S
                                                      ----------   ----------
          Term of transaction
            Between one and five years ...........       Aa3           AA-
            Greater than five years ..............       Aaa           AAA
          Credit exposure limits
            Up to $50 million ....................       Aa3           AA-
            Up to $75 million ....................       Aaa           AAA

     o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1998, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $3.1 billion. These amounts are primarily the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses.

Following is an analysis of credit risk exposures for the last three years.

   PERCENTAGE OF NOTIONAL DERIVATIVE EXPOSURE BY COUNTERPARTY CREDIT RATING
--------------------------------------------------------------------------------
MOODY'S/STANDARD & POOR'S                          1998        1997        1996
-------------------------                       --------    --------    --------
Aaa/AAA ....................................          65%         75%         79%
Aa/AA ......................................          33%         20%         16%
A/A and below ..............................           2%          5%          5%

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

                                                     SPREAD OVER
                                                         U.S.
                                                    TREASURIES IN
                                                     BASIS POINTS  COUNTERPARTY
                                                    -------------  ------------
1.   Fixed rate five-year medium term note .....          +65           --
2.   U.S. dollar commercial paper swapped into
      five-year U.S. dollar fixed rate funding .          +40           A
3.   Swiss franc fixed rate debt swapped into
      five-year U.S. dollar fixed rate funding .          +35           B

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

The U.S. Securities and Exchange Commission requires that registrants disclose information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock-tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for interest rates and currencies may have some limited use as benchmarks, they should not be viewed as forecasts.

     o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the 1999 net earnings of the Corporation based on year-end 1998 positions by approximately $111 million. Based on conditions at year-end 1997, the effect on 1998 net earnings of such an increase in interest rates was estimated to be approximately $112 million.

     o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1998 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Corporation assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 1999 net earnings of the Corporation based on year-end 1998 positions by an insignificant amount.

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the largest GECS asset and one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $124.9 billion at the end of 1998 from $106.6 billion at the end of 1997, principally reflecting acquisition growth and origination volume that were partially offset by securitizations and other sales of receivables. The related allowance for losses at the end of 1998 amounted to $3.3 billion ($2.8 billion at the end of 1997) and, in management's judgment, is appropriate given the risk profile of the portfolio.

A discussion of the quality of certain elements of the financing receivable portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of the nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates, which are separately discussed below.

CONSUMER FINANCING RECEIVABLES at year-end 1998 and 1997 are shown in the following table:

(In millions)                                                 1998        1997
                                                           --------    --------
Credit card and personal loans .........................   $ 28,064    $ 25,773
Auto loans .............................................      9,496       8,973
Auto financing leases ..................................     14,063      13,346
                                                           --------    --------
  Total consumer financing receivables .................   $ 51,623    $ 48,092
                                                           ========    ========

Nonearning .............................................   $  1,250    $  1,049
 - As a percentage of total ............................        2.4%        2.2%
Receivable write-offs for the year .....................   $  1,357    $  1,298

The increase in credit card and personal loan portfolios primarily resulted from acquisition growth and origination volume, partially offset by securitizations and other sales of receivables. Both the auto loan and financing lease portfolios increased primarily as a result of acquisition growth; however, the increase in auto financing leases was partially offset by decreases in U.S. lease volume. A substantial amount of the nonearning consumer receivables were private-label credit card loans that were subject to various loss-sharing agreements that provide full or partial recourse to the originating retailer. Increased write-offs of consumer receivables were primarily attributable to the impact of higher average receivable balances.

OTHER FINANCING RECEIVABLES, totaling $73.3 billion at December 31, 1998, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $14.8 billion during 1998, reflecting the combination of acquisition growth and increased origination volume, partially offset by sales of receivables. Related nonearning and reduced-earning receivables were $354 million at year-end 1998, compared with $353 million at year-end 1997.

As discussed in note 3 to the consolidated financial statements, Montgomery Ward Holding Corp. ("MWHC") filed a bankruptcy petition for reorganization in 1997. GECS after-tax share of the losses of MWHC and affiliates was $49 million in
1998 and $380 million in 1997. The Corporation's investment in MWHC and affiliates at year-end was $622 million in 1998 and $795 million in 1997 (of which $578 million and $617 million, respectively, were classified as financing receivables). Subsequent to the filing of the petition, the Corporation committed to provide MWHC up to $1.0 billion in debtor-in-possession financing, a majority of which has been syndicated: the Corporation's loans under this facility at December 31, 1998 were approximately $56 million. GECS also provides revolving credit card financing directly to customers of MWHC and affiliates; such receivables totaled $3.4 billion at December 31, 1998, including $1.6 billion that had been sold with recourse. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing. On February 1, 1999, MWHC announced that it plans to emerge from bankruptcy protection in mid-1999 as a result of an agreement reached with the creditors' committee.

GECS loans and leases to commercial airlines amounted to $10.2 billion at the end of 1998, up from $9.0 billion at the end of 1997. GECS commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 6 to the consolidated financial statements.

ENTERING 1999, management believes that continued vigilant attention to risk management and controllership and a strong focus on Six Sigma quality - complete satisfaction of customer needs - position it to deal effectively with the increasing competition in an ever-changing economy.

YEAR 2000

Year 2000 will test the capability of business processes to function correctly. The Corporation has undertaken a global effort to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers, as well as to assess the extent to which Year 2000 issues will affect its customers. Each business has a Year 2000 leader who oversees a multifunctional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure- identify and inventory possible sources of Year 2000 issues; (2) analyze- determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve-  execute  project plans and perform a majority of the testing;  and
(4) control- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and Company-wide reviews with senior management are conducted monthly. The first three phases of the program have been completed for a substantial majority of mission-critical activities. Management plans to have nearly all significant information systems, products and services and facilities through the control phase of the program by mid-1999.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers and customers. Business operations are also affected by the Year 2000 readiness of customers and infrastructure suppliers in areas such as utilities, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes for the Corporation's businesses, affect their customers' ability to repay amounts owed or result in an increased level of insurance claims activity. The likelihood and effects of failures in the customer base, infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 program efforts and the diversity of its businesses, suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Corporation.

Including amounts attributable to recent acquisitions, total Year 2000 remediation expenditures are expected to be approximately $269 million, of which 65% was spent by the end of 1998. Substantially all of the remainder is expected to be spent in 1999. Most of these costs are not likely to be incremental costs, but rather will represent the redeployment of existing resources. The activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

NEW ACCOUNTING STANDARDS

New accounting standards issued in 1998 are described below. Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. The Corporation will adopt the Statement on January 1, 2000. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effects of adoption as it believes that such determination will not be meaningful until closer to the adoption date. Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, provides guidance on accounting for start-up costs and organization costs, which must be expensed as incurred. The SOP, which is consistent with the Corporation's previous accounting policy, is effective for financial statements beginning January 1, 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information about potential effects of changes in interest rates and currency exchange on the Corporation is discussed on pages 17-19.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Services, Inc. and consolidated affiliates at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Stamford, Connecticut
February 12, 1999

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                              STATEMENT OF EARNINGS


For the years ended December 31 (In millions)                                     1998        1997        1996
                                                                               --------    --------    --------
REVENUES
Time sales, loan and other income ..........................................   $ 14,682    $ 12,211    $ 11,310
Operating lease rentals ....................................................      5,402       4,819       4,341
Financing leases ...........................................................      4,267       3,499       3,485
Investment income ..........................................................      5,617       5,512       3,506
Premium and commission income of insurance affiliates (Note 11) ............     11,352       9,268       8,145
Sales of goods .............................................................      7,374       4,622       1,926
                                                                               --------    --------    --------
   Total revenues ..........................................................     48,694      39,931      32,713
                                                                               --------    --------    --------
EXPENSES
Interest ...................................................................      8,966       7,649       7,326
Operating and administrative (Note 14) .....................................     13,810      11,433       9,591
Insurance losses and policyholder and annuity benefits (Note 11) ...........      9,608       8,278       6,678
Cost of goods sold .........................................................      6,777       4,147       1,720
Provision for losses on financing receivables (Note 4) .....................      1,609       1,421       1,033
Depreciation and amortization of buildings and equipment and
 equipment on operating leases (Notes 6 & 7) ...............................      2,616       2,460       2,150
Minority interest in net earnings of consolidated affiliates ...............        148         121         167
                                                                               --------    --------    --------
   Total expenses ..........................................................     43,534      35,509      28,665
                                                                               --------    --------    --------
Earnings before income taxes ...............................................      5,160       4,422       4,048
Provision for income taxes (Note 15) .......................................     (1,364)     (1,166)     (1,231)
                                                                               --------    --------    --------
NET EARNINGS ...............................................................   $  3,796    $  3,256    $  2,817
                                                                               ========    ========    ========

                  STATEMENT OF CHANGES IN SHARE OWNERS' EQUITY

(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
CHANGES IN SHARE OWNERS' EQUITY
Balance at January 1 .......................................................   $ 17,239    $ 14,276    $ 12,774
                                                                               --------    --------    --------
Dividends and other transactions with share owners (Note 13) ...............     (1,519)     (1,648)       (979)
                                                                               --------    --------    --------
Changes other than transactions with share owners:
 Increases attributable to net earnings ....................................      3,796       3,256       2,817
 Unrealized gains (losses) on investment securities -  net  (Note 13) ......        241       1,467        (321)
 Currency translation adjustments (Note 13) ................................        (30)       (112)        (15)
                                                                               --------    --------    --------
   Total changes other than transactions with share owners .................      4,007       4,611       2,481
                                                                               --------    --------    --------
Balance at December 31 .....................................................   $ 19,727    $ 17,239    $ 14,276
                                                                               ========    ========    ========




See Notes to Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                         STATEMENT OF FINANCIAL POSITION


At December 31 (In millions)                                                                  1998        1997
                                                                                           --------    --------
ASSETS
Cash and equivalents ...................................................................   $  3,342    $  4,904
Investment securities (Note 2) .........................................................     78,458      70,356
Financing receivables (Note 3):
  Time sales and loans, net of deferred income .........................................     77,283      64,832
  Investment in financing leases, net of deferred income ...............................     47,571      41,769
                                                                                           --------    --------
                                                                                            124,854     106,601
  Allowance for losses on financing receivables (Note 4) ...............................     (3,288)     (2,802)
                                                                                           --------    --------
    Financing receivables - net ........................................................    121,566     103,799
Other receivables -  net (Note 5) ......................................................     25,973      18,332
Inventories ............................................................................        744         786
Equipment on operating leases (at cost), less accumulated amortization of $7,021
 and $6,126 (Note 6) ...................................................................     20,941      18,689
Buildings and equipment (at cost), less accumulated depreciation of $1,733 and
 $1,478 (Note 7) .......................................................................      3,095       2,509
Intangible assets -  net (Note 8) ......................................................     13,639      10,366
Other assets (Note 9) ..................................................................     35,539      25,667
                                                                                           --------    --------
  TOTAL ASSETS .........................................................................   $303,297    $255,408
                                                                                           ========    ========

LIABILITIES AND SHARE OWNERS' EQUITY
Short-term borrowings (Note 10) ........................................................   $113,162    $ 95,274
Long-term borrowings (Note 10) .........................................................     59,038      45,989
                                                                                           --------    --------
  Total borrowings .....................................................................    172,200     141,263
Accounts payable .......................................................................      8,815       6,490
Insurance liabilities, reserves and annuity benefits (Note 11) .........................     77,259      67,270
Other liabilities ......................................................................     12,247      11,067
Deferred income taxes (Note 15) ........................................................      9,590       8,966
                                                                                           --------    --------
  Total liabilities ....................................................................    280,111     235,056
                                                                                           --------    --------
Minority interest in equity of consolidated affiliates (Note 12) .......................      3,459       3,113
                                                                                           --------    --------
Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by  consolidated  affiliates at December 31, 1998
 and 1997) .............................................................................         10          10
Common stock, $10,000 par value (101 shares authorized and outstanding) ................          1           1
Additional paid-in capital .............................................................      2,480       2,327
Retained earnings ......................................................................     15,075      12,951
Accumulated unrealized gains on investment securities -  net <F1> ......................      2,376       2,135
Accumulated foreign currency translation adjustments <F1> ..............................       (215)       (185)
                                                                                           --------    --------
  Total share owners' equity (Note 13) .................................................     19,727      17,239
                                                                                           --------    --------
  TOTAL LIABILITIES AND SHARE OWNERS' EQUITY ...........................................   $303,297    $255,408
                                                                                           ========    ========

<F1> The sum of  accumulated  unrealized  gains  on  investment  securities  and
     accumulated   foreign   currency   translation    adjustments   constitutes
     "Accumulated nonowner changes other than earnings," as shown in Note 13, and was $2,161 million and $1,950 million at year-end 1998 and 1997, respectively.

See Notes to Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                             STATEMENT OF CASH FLOWS


For the years ended December 31 (In millions)                                     1998        1997        1996
                                                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...............................................................   $  3,796    $  3,256    $  2,817
Adjustments to reconcile net earnings to cash provided from
 operating activities:
   Provision for losses on financing receivables ...........................      1,609       1,421       1,033
   Increase in insurance liabilities, reserves and annuity benefits ........      3,670       1,669       1,491
   Decrease (increase) in inventories ......................................         81        (244)        (58)
   Increase in deferred income taxes .......................................        549         798       1,077
   Depreciation and amortization of buildings and equipment and
    equipment on operating leases ..........................................      2,616       2,460       2,150
   Amortization of goodwill and other intangibles ..........................        952         780         655
   Increase (decrease) in accounts payable .................................      1,673         (64)        318
   Other - net .............................................................     (3,991)     (3,851)        284
                                                                               --------    --------    --------
  Cash from operating activities ...........................................     10,955       6,225       9,767
                                                                               --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in financing receivables (Note 19) ............................     (6,301)     (1,898)     (2,278)
Buildings and equipment and equipment on operating leases
  - additions ..............................................................     (6,935)     (6,197)     (5,371)
  - dispositions ...........................................................      4,037       2,212       1,333
Payments for principal businesses purchased, net of cash acquired ..........    (17,155)     (3,820)     (4,394)
All other investing activities (Note 19) ...................................    (11,078)     (5,646)     (6,090)
                                                                               --------    --------    --------
  Cash used for investing activities .......................................    (37,432)    (15,349)    (16,800)
                                                                               --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities of 90 days or less) ...................     16,288      13,594      11,026
Newly issued debt (maturities longer than 90 days) (Note 19) ...............     41,440      20,825      22,901
Repayments and other reductions (maturities longer than 90 days) (Note 19) .    (31,027)    (22,757)    (24,656)
Dividends paid .............................................................     (1,672)     (1,653)       (981)
All other financing activities (Note 19) ...................................       (114)        785          28
                                                                               --------    --------    --------
  Cash from financing activities ...........................................     24,915      10,794       8,318
                                                                               --------    --------    --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR ................     (1,562)      1,670       1,285
CASH AND EQUIVALENTS AT BEGINNING OF YEAR ..................................      4,904       3,234       1,949
                                                                               --------    --------    --------
CASH AND EQUIVALENTS AT END OF YEAR ........................................   $  3,342    $  4,904    $  3,234
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

RECOGNITION OF LOSSES ON FINANCING RECEIVABLES AND INVESTMENTS - The allowance for losses on small-balance receivables is determined principally on the basis of actual experience during the preceding three years. Further allowances are provided to reflect management's judgment of additional probable losses. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's judgment of the net probable losses, including specific allowances for known troubled accounts.

All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Small-balance accounts generally are written off when 6 to 12 months delinquent, although any such balance judged to be uncollectible, such as an account in bankruptcy, is written down immediately to estimated realizable value. Large-balance accounts are reviewed at least quarterly, and those accounts with amounts that are judged to be uncollectible are written down to estimated realizable value.

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

EQUIPMENT ON OPERATING LEASES - Equipment is amortized, principally on a straight-line basis, to estimated residual value over the lease term or over the estimated economic life of the equipment.

BUILDINGS AND EQUIPMENT - Depreciation is recorded on either a sum-of-the-years digits formula or a straight-line basis over the lives of the assets.

INTANGIBLE ASSETS - Goodwill is amortized over its estimated period of benefit on a straight-line basis; other intangible assets, including internal-use software, are amortized on appropriate bases over their estimated lives. No amortization period exceeds 40 years. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values, depending on the nature of the assets.

INTEREST RATE AND CURRENCY RISK MANAGEMENT - As a matter of policy, the Corporation does not engage in derivatives trading, derivatives market-making or other speculative activities. The Corporation uses swaps primarily to optimize funding costs. To a lesser degree, and in combination with options and limit contracts, the Corporation uses swaps to stabilize cash flows from mortgage-related assets.

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

Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. As a matter of policy, any derivative that is either not designated as a hedge, or is so designated but is ineffective, is marked to market and recognized in operations immediately.

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

DEFERRED POLICY ACQUISITION COSTS. Costs that vary with and are primarily related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized over the respective policy terms. For short-duration contracts, acquisition costs consist primarily of commissions, brokerage expenses and premium taxes. For long-duration insurance contracts, these costs consist primarily of first-year commissions in excess of recurring renewal commissions, certain variable sales expenses and certain support costs such as underwriting and policy issue expenses.

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

Periodically, deferred policy acquisition costs are reviewed for recoverability; anticipated investment income is considered in recoverability evaluations.

PRESENT VALUE OF FUTURE PROFITS. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance enterprises is recorded as the present value of future profits and is amortized over the respective policy terms in a manner similar to deferred policy acquisition costs. Unamortized balances are adjusted to reflect experience and impairment, if any.

NOTE 2.        INVESTMENT SECURITIES

A summary of investment securities follows:

                                                                                 GROSS       GROSS
                                                                  AMORTIZED   UNREALIZED  UNREALIZED  ESTIMATED
(In millions)                                                        COST        GAINS      LOSSES   FAIR VALUE
                                                                   --------    --------    --------    --------
DECEMBER 31, 1998

Debt securities:
 U.S. corporate ................................................   $ 27,888    $  1,293    $   (325)   $ 28,856
 State and municipal ...........................................     12,483         727          (8)     13,202
 Mortgage-backed ...............................................     11,641         413        (109)     11,945
 Corporate - non-U.S. ..........................................      8,692         409         (90)      9,011
 Government - non-U.S. .........................................      5,415         258          (9)      5,664
 U.S. government and federal agency ............................      2,706         207          (7)      2,906
Equity securities ..............................................      5,651       1,415        (192)      6,874
                                                                   --------    --------    --------    --------
                                                                   $ 74,476    $  4,722    $   (740)   $ 78,458
                                                                   ========    ========    ========    ========
DECEMBER 31, 1997

Debt securities:
 U.S. corporate ................................................   $ 24,580    $  1,028    $    (53)   $ 25,555
 State and municipal ...........................................     10,780         636          (2)     11,414
 Mortgage-backed ...............................................     12,074         341         (30)     12,385
 Corporate - non-U.S. ..........................................      7,683         310         (12)      7,981
 Government - non-U.S. .........................................      3,714         150          (3)      3,861
 U.S. government and federal agency ............................      2,413         103          (4)      2,512
Equity securities ..............................................      5,414       1,336        (102)      6,648
                                                                   --------    --------    --------    --------
                                                                   $ 66,658    $  3,904    $   (206)   $ 70,356
                                                                   ========    ========    ========    ========

The majority of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.

At December 31, 1998, contractual maturities of debt securities, other than mortgage-backed securities, were as follows:

                                                                                          AMORTIZED   ESTIMATED
(In millions)                                                                                COST    FAIR VALUE
                                                                                           --------    --------
Due in:
 1999 ..................................................................................   $  5,370    $  5,574
 2000-2003 .............................................................................     14,145      14,497
 2004-2008 .............................................................................     13,068      13,538
 2009 and later ........................................................................     24,601      26,030

It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations. Proceeds from sales of investment securities in 1998 were $16,659 million ($14,728 million in 1997 and $11,868 million in 1996). Gross realized gains were $1,126 million in 1998 ($1,018 million in 1997 and $638 million in 1996). Gross realized losses were $303 million in 1998 ($173 million in 1997 and $190 million in 1996).

NOTE 3.        FINANCING RECEIVABLES

Financing receivables at December 31, 1998 and 1997, are shown below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Time sales and loans:
 Consumer Services .....................................................................   $ 44,680    $ 42,270
 Mid-Market Financing ..................................................................     20,240      11,401
 Specialized Financing .................................................................     16,811      13,974
 Equipment Management ..................................................................      1,066         469
 Specialty Insurance ...................................................................        103         202
                                                                                           --------    --------
                                                                                             82,900      68,316
Deferred income ........................................................................     (5,617)     (3,484)
                                                                                           --------    --------
   Time sales and loans - net of deferred income .......................................     77,283      64,832
                                                                                           --------    --------
Investment in financing leases:
 Direct financing leases ...............................................................     43,730      38,616
 Leveraged leases ......................................................................      3,841       3,153
                                                                                           --------    --------
   Investment in financing leases ......................................................     47,571      41,769
                                                                                           --------    --------
                                                                                            124,854     106,601
Less allowance for losses (Note 4) .....................................................     (3,288)     (2,802)
                                                                                           --------    --------
                                                                                           $121,566    $103,799
                                                                                           ========    ========

Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1998 and 1997, specialized financing and consumer services loans included $12,980 million and $10,503 million, respectively, for commercial real estate loans. Note 6 contains information on commercial airline loans and leases.

At December 31, 1998, contractual maturities for time sales and loans were $31,014 million in 1999; $14,865 million in 2000; $9,448 million in 2001; $6,675 million in 2002; $5,465 million in 2003 and $15,433 million thereafter - aggregating $82,900 million. Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity. Accordingly, the maturities of time sales and loans are not to be regarded as forecasts of future cash collections.

Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment and medical equipment, as well as other manufacturing,
power  generation,   commercial  real  estate,  and  commercial   equipment  and
facilities.

As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, the Corporation is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. The Corporation generally is entitled to any residual value of leased assets.

Investment in direct financing and leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. The Corporation has no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. The Corporation's share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment.

The Corporation's net investment in financing leases at December 31, 1998 and 1997, is shown below.

                                                   TOTAL                  DIRECT
                                             FINANCING LEASES        FINANCING LEASES        LEVERAGED LEASES
                                           --------------------    --------------------    --------------------
(In millions)                                 1998        1997        1998        1997        1998        1997
                                           --------    --------    --------    --------    --------    --------
Total minimum lease payments receivable    $ 66,528    $ 58,543    $ 47,451    $ 42,901    $ 19,077    $ 15,642
Less principal and interest on
 third-party nonrecourse debt ..........    (15,176)    (12,097)       --          --       (15,176)    (12,097)
                                           --------    --------    --------    --------    --------    --------
  Net rentals receivable ...............     51,352      46,446      47,451      42,901       3,901       3,545
Estimated unguaranteed residual value
 of leased assets ......................      6,826       5,591       5,011       4,244       1,815       1,347
Less deferred income ...................    (10,607)    (10,268)     (8,732)     (8,529)     (1,875)     (1,739)
                                           --------    --------    --------    --------    --------    --------
  Investment in financing leases .......     47,571      41,769      43,730      38,616       3,841       3,153

Less:  Allowance for losses ............       (619)       (656)       (519)       (575)       (100)        (81)
       Deferred taxes arising from
        financing leases ...............     (8,593)     (7,909)     (5,147)     (4,671)     (3,446)     (3,238)
                                           --------    --------    --------    --------    --------    --------
Net investment in financing leases .....   $ 38,359    $ 33,204    $ 38,064    $ 33,370    $    295    $   (166)
                                           ========    ========    ========    ========    ========    ========

At December 31, 1998, contractual maturities for net rentals receivable under financing leases were $14,093 million in 1999; $12,087 million in 2000; $8,947 million in 2001; $4,362 million in 2002; $2,759 million in 2003 and $9,104 million thereafter - aggregating $51,352 million. As with time sales and loans, experience has shown that a portion of these receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.

The Corporation has a noncontrolling investment in the common stock of Montgomery Ward Holding Corp. ("MWHC") which, together with certain of its affiliates, filed a bankruptcy petition for reorganization in 1997. Loans to MWHC, which are considered impaired (as defined below), were $578 million and $617 million at year-end 1998 and 1997, respectively. These amounts are excluded from the nonearning and reduced earning receivable and impaired loan discussion below. The Corporation also provides revolving credit card financing directly to customers of MWHC and affiliates; such receivables totaled $3.4 billion at December 31, 1998, including $1.6 billion that had been sold with recourse. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing.

Nonearning consumer receivables were $1,250 million and $1,049 million at December 31, 1998 and 1997, respectively, a substantial amount of which were U.S. private-label credit card loans subject to various loss-sharing agreements that provide full or partial recourse to the originating retailer. Nonearning and reduced-earning receivables other than consumer receivables were $354 million and $353 million at year-end 1998 and 1997, respectively.

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

An analysis of impaired loans at December 31, 1998 and 1997 is shown below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Loans requiring allowance for losses ...................................................   $    346    $    339
Loans expected to be fully recoverable .................................................        158         167
                                                                                           --------    --------
                                                                                           $    504    $    506
                                                                                           ========    ========

Allowance for losses ...................................................................   $    109    $    170
Average investment during year .........................................................        512         647
Interest income earned while impaired <F1> .............................................         39          32

<F1>  Principally on the cash basis.


NOTE 4.        ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES


(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
Balance at January 1 .......................................................   $  2,802    $  2,693    $  2,519
Provisions charged to operations ...........................................      1,609       1,421       1,033
Net transfers primarily related to companies acquired or sold ..............        388         127         139
Amounts written off - net ..................................................     (1,511)     (1,439)       (998)
                                                                               --------    --------    --------
Balance at December 31 .....................................................   $  3,288    $  2,802    $  2,693
                                                                               ========    ========    ========


NOTE 5.        OTHER RECEIVABLES

At year-end 1998 and 1997, this account included reinsurance recoverables of $6,124 million and $5,027 million and insurance-related receivables of $7,109 million and $4,932 million, respectively. Premium receivables, funds on deposit with reinsurers and policy loans are included in insurance-related receivables. Also in other receivables are trade receivables, accrued investment income, operating lease receivables and a variety of sundry items.


NOTE 6.        EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1998 and 1997, are shown below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Original cost
 Vehicles ..............................................................................   $  9,825    $  9,144
 Aircraft ..............................................................................      9,321       7,686
 Railroad rolling stock ................................................................      2,804       2,367
 Marine shipping containers ............................................................      2,565       2,774
 Other .................................................................................      3,447       2,844
                                                                                           --------    --------
                                                                                             27,962      24,815
Accumulated amortization ...............................................................     (7,021)     (6,126)
                                                                                           --------    --------
                                                                                           $ 20,941    $ 18,689
                                                                                           ========    ========

Amortization of equipment on operating leases was $2,185 million, $2,102 million and $1,848 million in 1998, 1997 and 1996, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1998 totaled $12,808 million and are due as follows: $3,377 million in 1999; $2,540 million in 2000; $1,841 million in 2001; $1,318 million in 2002; $897 million in 2003 and $2,835 million thereafter.

The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 1998 and 1997, the balance of such loans, leases and equipment leased to others was $10,170 million and $8,980 million, respectively. In addition, at December 31, 1998, the Corporation had issued financial guarantees and funding commitments of $74 million ($123 million at year-end 1997) and had placed multiyear orders for various Boeing and Airbus aircraft with list prices of approximately $9.4 billion ($6.2 billion at year-end 1997).


NOTE 7.        BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment. Depreciation expense was $431 million in 1998, $358 million in 1997 and $302 million in 1996.


NOTE 8.        INTANGIBLE ASSETS

Intangible assets at December 31, 1998 and 1997, are shown in the table below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Goodwill ...............................................................................   $ 11,469    $  8,090
Present value of future profits ("PVFP") ...............................................      1,618       1,824
Other intangibles ......................................................................        552         452
                                                                                           --------    --------
                                                                                           $ 13,639    $ 10,366
                                                                                           ========    ========

The Corporation's intangible assets are shown net of accumulated amortization of $3,396 million at December 31, 1998, and $2,615 million at December 31, 1997.

PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 15% to 8% of the year-end 1998 unamortized balance for each of the next five years.


NOTE 9.        OTHER ASSETS

Other assets at December 31, 1998 and 1997, are shown in the table below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Investments:
 Assets acquired for resale ............................................................   $  6,167    $  4,403
 Investments in and advances to associated companies ...................................      7,670       4,695
 Real estate ventures ..................................................................      3,131       2,326
 Other .................................................................................      3,473       2,452
                                                                                           --------    --------
                                                                                             20,441      13,876
Separate accounts ......................................................................      6,563       4,926
Servicing assets .......................................................................      1,625       1,713
Deferred insurance acquisition costs ...................................................      3,326       2,521
Other ..................................................................................      3,584       2,631
                                                                                           --------    --------
                                                                                           $ 35,539    $ 25,667
                                                                                           ========    ========

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 11.

NOTE 10.       BORROWINGS

Total short-term borrowings at December 31, 1998 and 1997, consisted of the following:

                                                                            1998                    1997
                                                                   --------------------    --------------------
                                                                               AVERAGE                 AVERAGE
(Dollars in millions)                                               AMOUNT     RATE <F1>    AMOUNT     RATE <F1>
                                                                   --------    --------    --------    --------

Commercial paper - U.S. ........................................   $ 83,044        5.38%   $ 67,355        5.93%
Commercial paper - non-U.S. ....................................      3,953        4.80       3,879        4.18
Current portion of long-term debt ..............................     14,645        5.66      15,101        6.30
Other ..........................................................     11,520                   8,939
                                                                   --------                --------
                                                                   $113,162                $ 95,274
                                                                   ========                ========

Total long-term borrowings at December 31, 1998 and 1997, were as follows:

                                                                     1998
                                                                    AVERAGE
                                                                     RATE
(Dollars in millions)                                                <F1>      MATURITIES     1998        1997
                                                                   --------    ----------  --------    --------
Senior notes ...................................................       6.07%    2000-2055  $ 58,042    $ 44,993
Subordinated notes <F2> ........................................       7.88     2006-2035       996         996
                                                                                           --------    --------
                                                                                           $ 59,038    $ 45,989
                                                                                           ========    ========

<F1>   Based on  year-end balances and  local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.
<F2>   Guaranteed by GE Company.

Borrowings of the Corporation are addressed below from two perspectives - liquidity and interest rate management. Additional information about borrowings and associated swaps can be found in note 20.

LIQUIDITY requirements of the Corporation are principally met through the credit markets. Maturities of long-term borrowings during the next five years, including the current portion of long-term debt, at December 31, 1998, were $14,645 million in 1999; $13,889 million in 2000; $10,925 million in 2001;
$7,059 million in 2002 and $4,794 million in 2003.

At December 31, 1998, the Corporation held committed lines of credit aggregating $26.7 billion with 133 banks, including $11.8 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. A total of $1.5 billion of GE Capital's credit lines is available for use by GE Company. Also, at December 31, 1998, substantially all of the approximately $4.0 billion of GE Company's credit lines were available for use by the Corporation. During 1998, amounts drawn under these lines were not significant. The Corporation compensates banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

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

The following table shows the Corporation's borrowing positions at December 31, 1998 and 1997, considering the effects of swaps.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
EFFECTIVE BORROWINGS (INCLUDING SWAPS)
Short-term .............................................................................   $ 72,143    $ 56,961
                                                                                           ========    ========
Long-term (including current portion)
 Fixed rate <F1> .......................................................................   $ 74,226    $ 59,329
 Floating rate .........................................................................     25,831      24,973
                                                                                           --------    --------
Total long-term ........................................................................   $100,057    $ 84,302
                                                                                           ========    ========

<F1> Includes  the  notional  amount of  long-term   interest  rate  swaps  that
     effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 1998, interest rate swap maturities ranged from 1999 to 2048, and average interest rates for fixed-rate borrowings (including "synthetic" fixed-rate borrowings) were 6.03% (6.32% at year-end 1997).


NOTE 11.       INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits at December 31, 1998 and 1997, are shown below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Investment contracts and universal life benefits .......................................   $ 29,266    $ 28,266
Life insurance benefits and other <F1> .................................................     16,104      14,356
Unpaid claims and claims adjustment expenses <F2> ......................................     19,611      14,654
Unearned premiums ......................................................................      5,715       5,068
Separate accounts (see note 9) .........................................................      6,563       4,926
                                                                                           --------    --------
                                                                                           $ 77,259    $ 67,270
                                                                                           ========    ========

<F1> Life  insurance  benefits are  accounted for mainly by a  net-level-premium method using estimated yields generally ranging from 5% to 9% in both 1998 and 1997.
<F2> Principally  property and  casualty  reserves;   includes  amounts for both
     reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.

When the Corporation cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances are established for such receivables from reinsurers.

The insurance liability for unpaid claims and claims adjustment expenses related to policies that may cover environmental, asbestos and Year 2000-related exposures is based on known facts and an assessment of applicable law and coverage litigation. Liabilities are recognized for both known and unasserted claims (including the cost of related litigation) when sufficient information has been developed to indicate that a claim has been incurred and a range of potential losses can be reasonably estimated. Developed case law and adequate claim history do not exist for certain claims, particularly with respect to Year 2000-related exposures, principally due to significant uncertainties as to both the level of ultimate losses that will occur and what portion, if any, will be deemed to be insured amounts.

A summary of activity affecting unpaid claims and claims adjustment expenses follows.

(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
Balance at January 1 - gross ...............................................   $ 14,654    $ 13,184    $ 12,662
Less reinsurance recoverables ..............................................     (2,246)     (1,822)     (1,853)
                                                                               --------    --------    --------
Balance at January 1 - net .................................................     12,408      11,362      10,809
Claims and expenses incurred:
 Current year ..............................................................      6,330       4,494       4,087
 Prior years ...............................................................       (162)        146         104
Claims and expenses paid:
 Current year ..............................................................     (2,400)     (1,780)     (1,357)
 Prior years ...............................................................     (3,692)     (2,816)     (2,373)
Claim reserves related to acquired companies ...............................      3,476       1,360         309
Other ......................................................................        168        (358)       (217)
                                                                               --------    --------    --------
Balance at December 31 - net ...............................................     16,128      12,408      11,362
Add reinsurance recoverables ...............................................      3,483       2,246       1,822
                                                                               --------    --------    --------
Balance at December 31 - gross .............................................   $ 19,611    $ 14,654    $ 13,184
                                                                               ========    ========    ========

Prior-year claims and expenses incurred in the preceding table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

Financial guarantees and credit life risk of insurance affiliates at December 31, 1998 and 1997, are summarized below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Guarantees, principally on municipal bonds and structured finance issues ...............   $171,020    $144,647
Mortgage insurance risk in force .......................................................     43,941      46,245
Credit life insurance risk in force ....................................................     31,018      26,593
Less reinsurance .......................................................................    (37,205)    (33,528)
                                                                                           --------    --------
                                                                                           $208,774    $183,957
                                                                                           ========    ========

The effects of reinsurance on premiums written and premiums and commissions earned were as follows for the past three years.


                                                   PREMIUMS WRITTEN             PREMIUMS AND COMMISSIONS EARNED
                                           --------------------------------    --------------------------------
(In millions)                                 1998        1997        1996        1998        1997        1996
                                           --------    --------    --------    --------    --------    --------
Direct .................................   $  6,237    $  5,206    $  3,926    $  6,063    $  5,138    $  3,850
Assumed ................................      7,470       5,501       5,455       7,151       5,386       5,353
Ceded ..................................     (1,842)     (1,311)     (1,196)     (1,862)     (1,256)     (1,058)
                                           --------    --------    --------    --------    --------    --------
Net ....................................   $ 11,865    $  9,396    $  8,185    $ 11,352    $  9,268    $  8,145
                                           ========    ========    ========    ========    ========    ========

Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $1,594 million, $903 million and $937 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 12.       MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by GE Capital and by a subsidiary of GE Capital. The preferred stock pays cumulative dividends at variable rates. The liquidation preference of the preferred shares at December 31, 1998 and 1997, is summarized below.

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
GE Capital .............................................................................   $  2,300    $  2,230
GE Capital subsidiary ..................................................................        860         660

Dividend rates on the preferred stock ranged from 3.9% to 5.2% during 1998, and from 3.8% to 5.2% during 1997 and 1996.


NOTE 13.       EQUITY

Changes in equity for each of the last three years were as follows:

                                                                                         ACCUMULATED
                                                                                           NONOWNER
                                                                                            CHANGES
                                         CUMULATIVE               ADDITIONAL                 OTHER
                                          PREFERRED     COMMON     PAID-IN     RETAINED      THAN
(In millions)                                STOCK       STOCK     CAPITAL     EARNINGS    EARNINGS      TOTAL
                                           --------    --------    --------    --------    --------    --------
Balance at January 1, 1996 .............   $     10    $      1    $  2,314    $  9,518    $    931    $ 12,774
Capital contributions ..................       --          --             2        --          --             2
Net unrealized losses on
 investment securities <F1> ............       --          --          --          --          (321)       (321)
Currency translation adjustments <F2> ..       --          --          --          --           (15)        (15)
Net earnings ...........................       --          --          --         2,817        --         2,817
Dividends declared:
 Common stock ..........................       --          --          --          (980)       --          (980)
 Preferred stock .......................       --          --          --            (1)       --            (1)
                                           --------    --------    --------    --------    --------    --------
Balance at December 31, 1996 ...........         10           1       2,316      11,354         595      14,276

Capital contributions ..................       --          --            11        --          --            11
Net unrealized gains on
 investment securities <F1> ............       --          --          --          --         1,467       1,467
Currency translation adjustments <F2> ..       --          --          --          --          (112)       (112)
Net earnings ...........................       --          --          --         3,256        --         3,256
Dividends declared:
 Common stock ..........................       --          --          --        (1,658)       --        (1,658)
 Preferred stock .......................       --          --          --            (1)       --            (1)
                                           --------    --------    --------    --------    --------    --------
Balance at December 31, 1997 ...........         10           1       2,327      12,951       1,950      17,239

Capital contributions ..................       --          --           153        --          --           153
Net unrealized gains on
 investment securities <F1> ............       --          --          --          --           775         775
Currency translation adjustments <F2> ..       --          --          --          --           (30)        (30)
Reclassification adjustments <F3> ......       --          --          --          --          (534)       (534)
Net earnings ...........................       --          --          --         3,796        --         3,796
Dividends declared:
 Common stock ..........................       --          --          --        (1,671)       --        (1,671)
 Preferred stock .......................       --          --          --            (1)       --            (1)
                                           --------    --------    --------    --------    --------    --------
Balance at December 31, 1998 ...........   $     10    $      1    $  2,480    $ 15,075    $  2,161    $ 19,727
                                           ========    ========    ========    ========    ========    ========

<F1> Presented net  of deferred  taxes of $432 million, $860 million  and ($204)
     million in 1998, 1997 and 1996, respectively.
<F2> Presented  net of  deferred  taxes of ($13) million, ($58) million and ($9)
     million in 1998, 1997 and 1996, respectively.
<F3> Presented net of deferred taxes of ($293) million.

General Electric Capital Services, Inc.'s outstanding preferred stock amounted to $510 million at December 31, 1998, all of which was held by consolidated affiliates with the exception of $10 million of such shares, which were dividended to GE Company in 1994. All other equity is owned entirely by GE Company.

Changes in fair value of available-for-sale investment securities are reflected, net of applicable taxes and other adjustments, in equity. The changes from year to year were primarily attributable to the effects of changes in year-end market interest rates on the fair value of the securities.

At December 31, 1998 and 1997, the aggregate statutory capital and surplus of the insurance businesses totaled $14.4 billion and $12.4 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.


NOTE 14.       OPERATING AND ADMINISTRATIVE EXPENSES

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

Rental expense relating to equipment the Corporation leases from others for the purposes of subleasing was $439 million in 1998, $392 million in 1997 and $269 million in 1996. Other rental expense was $450 million in 1998, $342 million in 1997 and $278 million in 1996, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 1998, are $720 million in 1999; $636 million in 2000; $582 million in 2001; $519 million in 2002; $468 million in 2003 and $2,243 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

Amortization of deferred insurance acquisition costs charged to operations in 1998, 1997 and 1996 was $1,940 million, $1,554 million and $1,671 million, respectively.


NOTE 15.       INCOME TAXES

The provision for income taxes is summarized in the following table.

(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
Estimated amounts payable ..................................................   $    815    $    368    $    164
Deferred tax expense from temporary differences ............................        549         798       1,067
                                                                               --------    --------    --------
                                                                               $  1,364    $  1,166    $  1,231
                                                                               ========    ========    ========

GE Company files a consolidated U.S. federal income tax return which includes the Corporation. The provision for estimated taxes payable includes the effect of the Corporation on the consolidated return.

Estimated amounts payable includes amounts applicable to non-U.S. jurisdictions of $813 million, $636 million and $614 million in 1998, 1997 and 1996, respectively.

Deferred income tax balances reflect the impact of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Except for certain earnings that the Corporation intends to reinvest indefinitely, provision has been made for the estimated U.S. federal income tax liabilities applicable to undistributed earnings of affiliates and associated companies. It is not practicable to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

U.S. income before taxes was $3.4 billion in 1998, $2.8 billion in 1997 and $2.6 billion in 1996. The corresponding amounts for non-U.S. based operations were $1.8 billion in 1998, $1.6 billion in 1997 and $1.5 billion in 1996.


A reconciliation of the U.S. federal statutory rate to the actual income tax rate follows.

                                                                                  1998        1997        1996
                                                                               --------    --------    --------
Statutory U.S. federal income tax rate .....................................       35.0%       35.0%       35.0%
Increase (reduction) in rate resulting from:
 Amortization of goodwill ..................................................        1.0         1.1         1.2
 Tax-exempt income .........................................................       (4.7)       (4.9)       (5.4)
 Foreign Sales Corporation tax benefits ....................................       (0.6)       (0.5)       (0.3)
 Dividends received, not fully taxable .....................................       (1.0)       (0.9)       (1.1)
 Fuels credits .............................................................       (1.8)       (1.6)       (0.8)
 Other - net ...............................................................       (1.5)       (1.8)        1.8
                                                                               --------    --------    --------
Actual income tax rate .....................................................       26.4%       26.4%       30.4%
                                                                               ========    ========    ========

Principal components of the net deferred tax liability balances at December 31, 1998 and 1997, were as follows:

(In millions)                                                                                 1998        1997
                                                                                           --------    --------
Assets:
 Allowance for losses ..................................................................   $  1,386    $  1,372
 Insurance reserves ....................................................................      1,022       1,000
 AMT credit carryforwards ..............................................................        903         354
 Other .................................................................................      1,994       1,594
                                                                                           --------    --------
Total deferred tax assets ..............................................................      5,305       4,320
                                                                                           --------    --------
Liabilities:
 Financing leases ......................................................................      8,593       7,909
 Operating leases ......................................................................      2,419       2,156
 Net unrealized gains on securities ....................................................      1,369       1,264
 Other .................................................................................      2,514       1,957
                                                                                           --------    --------
Total deferred tax liabilities .........................................................     14,895      13,286
                                                                                           --------    --------
Net deferred tax liability .............................................................   $  9,590    $  8,966
                                                                                           ========    ========


NOTE 16.       OPERATING SEGMENT DATA

At year-end 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally for management. Prior period amounts have been restated in accordance with the requirements of the new standard. The Corporation's operating segments are organized based on the nature of products and services provided. A description of the operating segments can be found in Item 1. Business., under the heading Operating Segments, on page 2 of this report. The accounting policies for these segments are the same as those described for the consolidated entity.

The Corporation evaluates the performance of its operating segments primarily on the basis of net earnings. Details of total revenues and net earnings by operating segment are provided in Item 7. Management's Discussion and Analysis of Results of Operations. Operating Segments, in the tables on page 14 of this report. Other specific information is provided below in accordance with the requirements of SFAS 131 because they are included as a component of overall segment net earnings or total assets.

(In millions)                              DEPRECIATION AND AMORTIZATION <F1>     PROVISION FOR INCOME TAXES
                                           --------------------------------    --------------------------------
For the years ended December 31               1998        1997        1996        1998        1997        1996
                                           --------    --------    --------    --------    --------    --------
Consumer Services ......................   $    961    $    897    $    571    $    442    $    229    $    428
Equipment Management ...................      1,890       1,690       1,643         257         353         298
Mid-Market Financing ...................        405         398         400         239         198         174
Specialized Financing ..................         56          51          42          47         171         155
Specialty Insurance ....................        165         140         135         359         251         233
All other ..............................         91          64          14          20         (36)        (57)
                                           --------    --------    --------    --------    --------    --------
  Total ................................   $  3,568    $  3,240    $  2,805    $  1,364    $  1,166    $  1,231
                                           ========    ========    ========    ========    ========    ========

                                          TIME SALES, LOAN, INVESTMENT AND
                                                     OTHER INCOME <F2>                  INTEREST EXPENSE
                                           --------------------------------    --------------------------------
For the years ended December 31               1998        1997        1996        1998        1997        1996
                                           --------    --------    --------    --------    --------    --------
Consumer Services ......................   $ 10,668    $  9,586    $  8,051    $  3,601    $  3,226    $  3,004
Equipment Management ...................      2,288       2,032       1,446       1,486       1,296       1,204
Mid-Market Financing ...................      1,719       1,160       1,065       1,674       1,276       1,172
Specialized Financing ..................      2,712       2,250       2,497       1,552       1,437       1,491
Specialty Insurance ....................      2,769       2,198       1,790         704         586         475
All other ..............................        143         497         (33)        (51)       (172)        (20)
                                           --------    --------    --------    --------    --------    --------
  Total ................................   $ 20,299    $ 17,723    $ 14,816    $  8,966    $  7,649    $  7,326
                                           ========    ========    ========    ========    ========    ========

                                                                                 PROPERTY, PLANT AND EQUIPMENT
                                                                                ADDITIONS (INCLUDING EQUIPMENT
                                                         ASSETS                       LEASED TO OTHERS) <F3>
                                                     At December 31             For the years ended December 31
                                           --------------------------------    --------------------------------
                                              1998        1997        1996        1998        1997        1996
                                           --------    --------    --------    --------    --------    --------
Consumer Services <F4> .................   $130,868    $117,410    $104,701    $  2,218    $  1,863    $  1,675
Equipment Management <F5> ..............     38,301      33,771      28,849       4,408       4,314       3,264
Mid-Market Financing ...................     41,802      29,315      25,991       1,316         978         696
Specialized Financing <F5> .............     36,906      28,959      28,236          88          36          36
Specialty Insurance ....................     54,649      45,359      40,005          53          65          42
All other ..............................        771         594        (363)         27          64          49
                                           --------    --------    --------    --------    --------    --------
  Total ................................   $303,297    $255,408    $227,419    $  8,110    $  7,320    $  5,762
                                           ========    ========    ========    ========    ========    ========

<F1> Includes amortization of goodwill and other intangibles.
<F2> Principally interest income.
<F3> Additions  to property,  plant and equipment (including equipment leased to others) include amounts relating to principal businesses purchased.
<F4> In  1997, the  Corporation  recorded  its share of Montgomery  Ward Holding
     Corp. ("MWHC") losses of $380 million (after tax), by reducing its investments in MWHC, resulting in the writing off of its investment in MWHC common and preferred stock.
<F5> Total assets of the Equipment Management and Specialized Financing segments at December 31, 1998, include investments in and advances to non-consolidated affiliates of $2,937 million and $4,765 million, respectively, which contributed approximately $173 million and $295 million, respectively, to segment pre-tax income for the year ended December 31, 1998.

NOTE 17.       QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data were as follows:

                                                                       FIRST QUARTER          SECOND QUARTER
                                                                   --------------------    --------------------
(In millions)                                                         1998        1997        1998        1997
                                                                   --------    --------    --------    --------
Revenues .......................................................   $ 11,151    $  9,544    $ 11,801    $  9,317
                                                                   --------    --------    --------    --------
Expenses:
 Interest ......................................................      2,025       1,783       2,187       1,862
 Operating and administrative and cost of goods sold ...........      4,640       3,524       4,949       3,380
 Insurance losses and policyholder and annuity benefits ........      2,213       2,244       2,400       2,012
 Provision for losses on financing receivables .................        332         312         409         337
 Depreciation and amortization of buildings and equipment and
  equipment on operating leases ................................        656         570         604         567
 Minority interest in net earnings of consolidated affiliates ..         33          30          33          21
                                                                   --------    --------    --------    --------
Earnings before income taxes ...................................      1,252       1,081       1,219       1,138
Provision for income taxes .....................................       (371)       (327)       (286)       (340)
                                                                   --------    --------    --------    --------
Net earnings ...................................................   $    881    $    754    $    933    $    798
                                                                   ========    ========    ========    ========

                                                                       THIRD QUARTER          FOURTH QUARTER
                                                                   --------------------    --------------------
                                                                      1998        1997        1998        1997
                                                                   --------    --------    --------    --------
Revenues .......................................................   $ 12,016    $ 10,182    $ 13,726    $ 10,888
                                                                   --------    --------    --------    --------
Expenses:
 Interest ......................................................      2,188       1,919       2,566       2,085
 Operating and administrative and cost of goods sold ...........      4,992       4,022       6,006       4,654
 Insurance losses and policyholder and annuity benefits ........      2,239       1,980       2,756       2,042
 Provision for losses on financing receivables .................        306         371         562         401
 Depreciation and amortization of buildings and equipment and
  equipment on operating leases ................................        669         628         687         695
 Minority interest in net earnings of consolidated affiliates ..         38          33          44          37
                                                                   --------    --------    --------    --------
Earnings before income taxes ...................................      1,584       1,229       1,105         974
Provision for income taxes .....................................       (502)       (291)       (205)       (208)
                                                                   --------    --------    --------    --------
Net earnings ...................................................   $  1,082    $    938    $    900    $    766
                                                                   ========    ========    ========    ========


NOTE 18.       RESTRICTED NET ASSETS OF AFFILIATES

Certain of the Corporation's consolidated affiliates are restricted from remitting funds to the Parent in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 1998, net assets of the Corporation's regulated affiliates amounted to $25.1 billion, of which $21.9 billion was restricted.


NOTE 19.       SUPPLEMENTAL CASH FLOWS INFORMATION

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

Certain supplemental information related to the Corporation's cash flows were as follows for the past three years.

(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
FINANCING RECEIVABLES
Increase in loans to customers .............................................   $(76,142)   $(55,689)   $(49,890)
Principal collections from customers - loans ...............................     65,573      50,679      49,923
Investment in equipment for financing leases ...............................    (20,299)    (16,420)    (14,427)
Principal collections from customers - financing leases ....................     15,467      13,796      11,158
Net change in credit card receivables ......................................     (4,705)     (4,186)     (3,068)
Sales of financing receivables .............................................     13,805       9,922       4,026
                                                                               --------    --------    --------
                                                                               $ (6,301)   $ (1,898)   $ (2,278)
                                                                               ========    ========    ========

ALL OTHER INVESTING ACTIVITIES
Purchases of securities by insurance and annuity businesses ................   $(23,897)   $(19,274)   $(15,925)
Dispositions and maturities of securities by insurance and
 annuity businesses ........................................................     20,639      17,280      14,018
Proceeds from principal business dispositions ..............................       --           241        --
Other ......................................................................     (7,820)     (3,893)     (4,183)
                                                                               --------    --------    --------
                                                                               $(11,078)   $ (5,646)   $ (6,090)
                                                                               ========    ========    ========

NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
Short-term (91 to 365 days) ................................................   $  5,881    $  3,502    $  5,061
Long-term (longer than one year) ...........................................     33,453      15,566      17,245
Proceeds - nonrecourse, leveraged lease debt ...............................      2,106       1,757         595
                                                                               --------    --------    --------
                                                                               $ 41,440    $ 20,825    $ 22,901
                                                                               ========    ========    ========

REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER
THAN 90 DAYS
Short-term (91 to 365 days) ................................................   $(25,901)   $(21,320)   $(23,355)
Long-term (longer than one year) ...........................................     (4,739)     (1,150)     (1,025)
Principal payments - nonrecourse, leveraged lease debt .....................       (387)       (287)       (276)
                                                                               --------    --------    --------
                                                                               $(31,027)   $(22,757)   $(24,656)
                                                                               ========    ========    ========

ALL OTHER FINANCING ACTIVITIES
Proceeds from sales of investment contracts ................................   $  5,149    $  4,717    $  2,561
Preferred stock issued by consolidated affiliates ..........................        270         605         155
Redemption of investment contracts .........................................     (5,533)     (4,537)     (2,688)
                                                                               --------    --------    --------
                                                                               $   (114)   $    785    $     28
                                                                               ========    ========    ========

CASH PAID DURING THE YEAR FOR:
Interest ...................................................................   $ (8,677)   $ (7,797)   $ (7,463)
Income taxes ...............................................................       (947)       (341)       (106)

Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses.

"Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

(In millions)                                                                     1998        1997        1996
                                                                               --------    --------    --------
Fair value of assets acquired ..............................................   $ 29,498    $ 15,190    $ 27,352
Cash paid ..................................................................    (18,405)     (4,736)     (4,849)
                                                                               --------    --------    --------
Liabilities assumed ........................................................   $ 11,093    $ 10,454    $ 22,503
                                                                               ========    ========    ========


NOTE 20.       ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which the Corporation is a party. Apart from the Corporation's own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1998 or 1997. Assets and liabilities that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities and separate accounts.

A description of how values are estimated follows.

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

Information about financial instruments that were not carried at fair value at December 31, 1998 and 1997, is shown below.


                                                                                       1998
                                                                   --------------------------------------------
                                                                                     ASSETS (LIABILITIES)
                                                                              ---------------------------------
                                                                             CARRYING      ESTIMATED FAIR VALUE
                                                                    NOTIONAL    AMOUNT     --------------------
(In millions)                                                        AMOUNT      (NET)        HIGH        LOW
                                                                   --------------------    --------------------
Assets
 Time sales and loans ..........................................   $    <F1>   $ 74,616    $ 75,474    $ 74,293
 Integrated interest rate swaps ................................     14,135          16        (102)       (102)
 Purchased options .............................................     11,195         146         158         158
 Mortgage-related positions
  Mortgage purchase commitments ................................      1,983        --            15          15
  Mortgage sale commitments ....................................      3,276        --            (9)         (9)
  Mortgages held for sale ......................................        <F1>      4,405       4,457       4,457
  Options, including "floors" ..................................     21,433          91         181         181
  Interest rate swaps and futures ..............................      6,662        --            49          49
 Other cash financial instruments ..............................       <F1>       3,205       3,433       3,231

Liabilities
 Borrowings and related instruments
  Borrowings <F2> <F3> .........................................        <F1>   (172,200)   (174,492)   (174,492)
  Interest rate swaps ..........................................     46,325        --        (1,449)     (1,449)
  Currency swaps ...............................................     29,645        --           252         252
  Currency forwards ............................................     23,409        --          (389)       (389)
 Investment contract benefits ..................................        <F1>    (23,893)    (23,799)    (23,799)
 Insurance - financial guarantees and credit life ..............    208,774      (3,135)     (3,339)     (3,446)
 Credit and liquidity support - securitizations ................     21,703         (29)        (29)        (29)
 Performance guarantees - principally letters of credit ........      2,684        --          --          --
 Other .........................................................      2,888      (1,921)     (1,190)     (1,190)

Other firm commitments
 Currency forwards .............................................      5,072        --           (52)        (52)
 Currency swaps ................................................        915          72          72          72
 Ordinary course of business lending commitments ...............      9,839        --           (12)        (12)
 Unused revolving credit lines
  Commercial ...................................................      6,401        --          --          --
  Consumer - principally credit cards ..........................    132,475        --          --          --


                                                                                       1997
                                                                   --------------------------------------------
                                                                                     ASSETS (LIABILITIES)
                                                                              ---------------------------------
                                                                              CARRYING     ESTIMATED FAIR VALUE
                                                                    NOTIONAL    AMOUNT     --------------------
                                                                     AMOUNT      (NET)        HIGH        LOW
                                                                   --------------------    --------------------
Assets
 Time sales and loans ..........................................   $    <F1>   $ 62,712    $ 63,105    $ 61,171
 Integrated interest rate swaps ................................     12,323          19        (125)       (125)
 Purchased options .............................................      1,992          64          39          39
 Mortgage-related positions
  Mortgage purchase commitments ................................      2,082        --            11          11
  Mortgage sale commitments ....................................      2,540        --            (9)         (9)
  Mortgages held for sale ......................................        <F1>      2,378       2,379       2,379
  Options, including "floors" ..................................     30,347          51         141         141
  Interest rate swaps and futures ..............................      3,681        --            23          23
 Other cash financial instruments ..............................        <F1>      2,242       2,592       2,349

Liabilities
 Borrowings and related instruments
  Borrowings <F2> <F3> .........................................        <F1>   (141,263)   (141,828)   (141,828)
  Interest rate swaps ..........................................     42,531        --          (250)       (250)
  Currency swaps ...............................................     23,382        --        (1,249)     (1,249)
  Currency forwards ............................................     15,550        --           371         371
 Investment contract benefits ..................................        <F1>    (23,045)    (22,885)    (22,885)
 Insurance - financial guarantees and credit life ..............    183,957      (2,897)     (2,992)     (3,127)
 Credit and liquidity support - securitizations ................     13,634         (46)        (46)        (46)
 Performance guarantees - principally letters of credit ........      2,699         (34)       --           (67)
 Other .........................................................      3,147      (1,134)     (1,282)     (1,303)

Other firm commitments
 Currency forwards .............................................      1,744        --            11          11
 Currency swaps ................................................      1,073         192         192         192
 Ordinary course of business lending commitments ...............      7,891        --           (62)        (62)
 Unused revolving credit lines
  Commercial ...................................................      4,850        --          --          --
  Consumer - principally credit cards ..........................    134,123        --          --          --

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

OPTIONS AND INSTRUMENTS CONTAINING OPTION FEATURES that behave based on limits ("caps", "floors" or "collars") on interest rate movement are used primarily to hedge prepayment risk in certain of the Corporation's business activities, such as mortgage servicing and annuities.

SWAPS OF INTEREST RATES AND CURRENCIES are used by the Corporation to optimize borrowing costs for a particular funding strategy (see note 10). Interest rate and currency swaps, along with purchased options and futures, are used by the Corporation to establish specific hedges of mortgage-related assets and to manage net investment exposures. Credit risk of these positions is evaluated by management under the credit criteria discussed below. As part of its ongoing customer activities, the Corporation also enters into swaps that are integrated into investments in, loans to or guarantees of the obligations of particular customers and do not involve assumption of third-party credit risk beyond the risk previously approved by the Corporation with respect to such investments, loans or guarantees. Such integrated swaps are evaluated and monitored like their associated investments, loans or guarantees, and are not therefore subject to the same credit criteria that would apply to a stand-alone position.

COUNTERPARTY CREDIT RISK - risk that counterparties will be financially unable to make payments according to the terms of the agreements - is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counterparties. At December 31, 1998 and 1997, this gross market risk amounted to $2.3 billion and $2.0 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $3.6 billion and $2.9 billion at December 31, 1998 and 1997, respectively.

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

         COUNTERPARTY CREDIT CRITERIA                      CREDIT RATING
                                                      -----------------------
                                                                   STANDARD &
                                                        MOODY'S      POOR'S
                                                      ----------   ----------
          Term of transaction
            Between one and five years ...........       Aa3           AA-
            Greater than five years ..............       Aaa           AAA
          Credit exposure limits
            Up to $50 million ....................       Aa3           AA-
            Up to $75 million ....................       Aaa           AAA

     o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

NOTE 21.       GEOGRAPHIC SEGMENT INFORMATION

The table below presents data by geographic region. Revenues shown below are classified according to their country of origin.


                                                      REVENUES                         LONG-LIVED ASSETS
                                            For the years ended December 31              At December 31
                                           --------------------------------    --------------------------------
(In millions)                                 1998        1997        1996        1998        1997        1996
                                           --------    --------    --------    --------    --------    --------
United States ..........................   $ 30,498    $ 26,188    $ 21,105    $ 10,476    $  9,714    $  7,896
Europe .................................     13,072       9,490       7,891       3,614       2,727       2,005
Pacific Basin ..........................      1,418         940         693         625         270         157
Global <F1> ............................      1,682       1,669       1,651       8,160       7,543       7,094
Other <F2> .............................      2,024       1,644       1,373       1,161         944         811
                                           --------    --------    --------    --------    --------    --------
  Total ................................   $ 48,694    $ 39,931    $ 32,713    $ 24,036    $ 21,198    $ 17,963
                                           ========    ========    ========    ========    ========    ========

<F1> Includes  operations  that cannot  meaningfully be associated with specific geographic areas (for example, commercial aircraft and shipping containers used on ocean-going vessels).
<F2> Principally the Americas other than the United States.

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
          Included in Part II of this report:
            Independent Auditors' Report
            Statement of Earnings for each of the years in the three-year period ended December 31, 1998
            Statement of Changes in Share Owners' Equity for  each of  the years in  the three-year period ended December 31, 1998
            Statement of Financial Position at December 31, 1998 and 1997 Statement of Cash Flows for each of the years in the three-year period ended  December 31, 1998
            Notes to  Consolidated  Financial Statements

          Incorporated by reference:
            The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1998 (pages F-1 through F-44) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

(a)  2.   FINANCIAL STATEMENT SCHEDULES

          Schedule I.   Condensed financial information of registrant.

          Schedule  V.  Supplemental   information  concerning   property   and
                        casualty insurance operations.

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

    4 (a) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

    12 (a)     Computation of ratio of earnings to fixed charges.

    12 (b) Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

    23 (ii)    Consent of KPMG LLP.

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

    99 (b) The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1998, (pages F-1 through F-44) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

    99 (c) Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation (S.E.C. File No. 0-27394) for the year ended December 31, 1998 (Pages 5 through 10).

    99 (d) Letter, dated February 4, 1999, from Dennis D. Dammerman of General Electric Company to Denis J. Nayden of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to
               Exhibit 99 (g) to General Electric Capital Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-59707).

    (b)        REPORTS ON FORM 8-K

               None.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS



For the years ended December 31 (In millions)                                     1998        1997        1996
                                                                               --------    --------    --------
REVENUES ...................................................................   $      1    $    237    $   --
                                                                               --------    --------    --------
EXPENSES:
  Interest .................................................................        306         289         211
  Operating and administrative .............................................        234         445         372
                                                                               --------    --------    --------
Loss before income taxes and equity in earnings of affiliates ..............       (539)       (497)       (583)
Income tax benefit .........................................................        143         175         161
Equity in earnings of affiliates ...........................................      4,192       3,578       3,239
                                                                               --------    --------    --------

NET EARNINGS ...............................................................      3,796       3,256       2,817
Dividends paid .............................................................     (1,672)     (1,659)       (981)
Retained earnings at January 1 .............................................     12,951      11,354       9,518
                                                                               --------    --------    --------
RETAINED EARNINGS AT DECEMBER 31 ...........................................   $ 15,075    $ 12,951    $ 11,354
                                                                               ========    ========    ========





See Notes to Condensed Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONTINUED)

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.

                    CONDENSED STATEMENT OF FINANCIAL POSITION


At December 31 (In millions)                                                                  1998        1997
                                                                                           --------    --------
ASSETS
Cash and equivalents ...................................................................   $   --      $   --
Receivables - net ......................................................................        308         208
Investment in and advances to affiliates ...............................................     26,611      21,877
                                                                                           --------    --------
  TOTAL ASSETS .........................................................................   $ 26,919    $ 22,085
                                                                                           ========    ========
LIABILITIES AND EQUITY
Short-term borrowings ..................................................................   $  6,018    $  3,575
Long-term borrowings ...................................................................        299         299
Accounts payable .......................................................................         72          34
Other liabilities ......................................................................        303         438
                                                                                           --------    --------
  Total liabilities ....................................................................      6,692       4,346
                                                                                           --------    --------
Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000
 shares issued and held primarily by affiliates at December 31, 1998 and 1997) .........        510         510
Common stock, $10,000 par value (101 shares authorized and outstanding) ................          1           1
Additional paid-in capital .............................................................      2,480       2,327
Retained earnings ......................................................................     15,075      12,951
Accumulated unrealized gains on investment securities held by affiliates - net <F1> ....      2,376       2,135
Accumulated foreign currency translation adjustments <F1> ..............................       (215)       (185)
                                                                                           --------    --------
  Total equity .........................................................................     20,227      17,739
                                                                                           --------    --------
  TOTAL LIABILITIES AND EQUITY .........................................................   $ 26,919    $ 22,085
                                                                                           ========    ========

<F1> The sum of  accumulated  unrealized  gains  on  investment  securities held by affiliates and accumulated foreign currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," and was $2,161 million and $1,950 million at year-end 1998 and 1997, respectively.


See Notes to Condensed Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (CONTINUED)

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.

                        CONDENSED STATEMENT OF CASH FLOWS



For the years end December 31 (In millions)                                       1998        1997        1996
                                                                               --------    --------    --------
CASH FROM OPERATING ACTIVITIES .............................................   $    669    $  1,414    $    510
                                                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Change in investment and advances to affiliates ............................     (1,339)         59          79
Net change in investment securities ........................................       --          --            70
Net change in receivables ..................................................       (101)        (44)       (114)
                                                                               --------    --------    --------
  Cash from (used for) investing activities ................................     (1,440)         15          35
                                                                               --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (less than 90-day maturities) .....................      2,443         223         416
Newly issued debt - long-term subordinated .................................       --          --          --
Dividends paid .............................................................     (1,672)     (1,659)       (981)
                                                                               --------    --------    --------
  Cash from (used for) for financing activities ............................        771      (1,436)       (565)
                                                                               --------    --------    --------

DECREASE IN CASH AND EQUIVALENTS DURING THE YEAR ...........................       --            (7)        (20)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR ..................................       --             7          27
                                                                               --------    --------    --------
CASH AND EQUIVALENTS AT END OF YEAR ........................................   $   --      $   --      $      7
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


DIVIDENDS FROM AFFILIATES

In 1998 and 1997, GE Capital Services received dividends of $363 million and $315 million, respectively, from GE Global Insurance Holding Corporation and $798 million and $1,468 million, respectively, from General Electric Capital Corporation ("GE Capital").

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY AND CASUALTY INSURANCE OPERATIONS

                                  (in millions)



                   AT DECEMBER 31                                             YEAR ENDED DECEMBER 31
       ----------------------------------------    --------------------------------------------------------------------------------
                           DISCOUNT
                           DEDUCTED
                             FROM
                LIABILITY  LIABILITY                                        CLAIMS AND CLAIMS
               FOR UNPAID FOR UNPAID                                       ADJUSTMENT EXPENSES   AMORTIZATION
     DEFERRED  CLAIMS AND CLAIMS AND                EARNED                 INCURRED RELATED TO:  OF DEFERRED  PAID CLAIMS
       POLICY      CLAIMS    CLAIMS                PREMIUMS       NET      --------------------     POLICY    AND CLAIMS
  ACQUISITION  ADJUSTMENT ADJUSTMENT   UNEARNED      AND      INVESTMENT    CURRENT      PRIOR   ACQUISITION  ADJUSTMENT   PREMIUMS
        COSTS    EXPENSES  EXPENSES    PREMIUMS  COMMISSIONS    INCOME       YEAR        YEARS       COSTS     EXPENSES     WRITTEN
       ------    --------    ------    --------    --------    --------    --------    --------    --------    --------    --------
1998   $1,079    $ 18,396    $  354    $  4,293    $  7,183    $  1,327    $  4,508    $   (186)   $  1,635    $  4,641    $  7,490
       ======    ========    ======    ========    ========    ========    ========    ========    ========    ========    ========

1997   $  853    $ 13,672    $  347    $  3,653    $  5,702    $  1,185    $  3,355    $    124    $  1,365    $  3,505    $  5,645
       ======    ========    ======    ========    ========    ========    ========    ========    ========    ========    ========

1996   $  817    $ 12,266    $  397    $  3,345    $  5,671    $  1,162    $  3,619    $     90    $  1,087    $  3,266    $  5,761
       ======    ========    ======    ========    ========    ========    ========    ========    ========    ========    ========

                                                                    EXHIBIT 4(a)



                                                                  March 25, 1999


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549


Subject: General Electric Capital Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1998 - File No. 0-14804


Dear Sirs:

Neither General Electric Capital Services, Inc. (the "Corporation") nor any of its subsidiaries has outstanding any instrument with respect to its long-term debt that is not registered or filed with the Commission and under which the total amount of securities authorized exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. In accordance with paragraph (b) (4) (iii) of Item 601 of Regulation S-K (17 CFR ss.229.601), the Corporation hereby agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument which defines the rights of holders of such long-term debt.

                                    Very truly yours,

                                    GENERAL ELECTRIC CAPITAL SERVICES, INC.


                                    By:  /s/  J.A. Parke
                                         ----------------------------------
                                         J.A. Parke,
                                         Senior Vice President, Finance

                                                                  EXHIBIT 12 (a)

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.
                           AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                                          YEARS ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1998        1997        1996        1995        1994
                                                       --------    --------    --------    --------    --------
Earnings from continuing operations ................   $  3,796    $  3,256    $  2,817    $  2,415    $  2,085
Provision for income taxes .........................      1,364       1,166       1,231       1,105         864
Minority interest ..................................        148         121         167         140         139
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority interest .      5,308       4,543       4,215       3,660       3,088
                                                       --------    --------    --------    --------    --------
Fixed charges:
 Interest ..........................................      9,122       7,762       7,402       6,731       4,598
 One-third of rentals ..............................        296         245         182         175         156
                                                       --------    --------    --------    --------    --------
Total fixed charges ................................      9,418       8,007       7,584       6,906       4,754
                                                       --------    --------    --------    --------    --------
Less interest capitalized, net of amortization .....         88          52          41          21           9
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority
 interest, plus fixed charges ......................   $ 14,638    $ 12,498    $ 11,758    $ 10,545    $  7,833
                                                       ========    ========    ========    ========    ========
Ratio of earnings to fixed charges .................       1.55        1.56        1.55        1.53        1.65
                                                       ========    ========    ========    ========    ========

                                                                  EXHIBIT 12 (b)

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.
                           AND CONSOLIDATED AFFILIATES

           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS


                                                                          YEARS ENDED DECEMBER 31
                                                       --------------------------------------------------------
(Dollar amounts in millions)                              1998        1997        1996        1995        1994
                                                       --------    --------    --------    --------    --------
Earnings from continuing operations ................   $  3,796    $  3,256    $  2,817    $  2,415    $  2,085
Provision for income taxes .........................      1,364       1,166       1,231       1,105         864
Minority interest ..................................        148         121         167         140         139
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority interest .      5,308       4,543       4,215       3,660       3,088
                                                       --------    --------    --------    --------    --------
Fixed charges:
 Interest ..........................................      9,122       7,762       7,402       6,731       4,598
 One-third of rentals ..............................        296         245         182         175         156
                                                       --------    --------    --------    --------    --------
Total fixed charges ................................      9,418       8,007       7,584       6,906       4,754
                                                       --------    --------    --------    --------    --------
Less interest capitalized, net of amortization .....         88          52          41          21           9
                                                       --------    --------    --------    --------    --------
Earnings before income taxes and minority
 interest, plus fixed charges ......................   $ 14,638    $ 12,498    $ 11,758    $ 10,545    $  7,833
                                                       ========    ========    ========    ========    ========

Preferred stock dividend requirements ..............   $      1    $      1    $      1    $      1    $      1

Ratio of earnings from continuing operations
 before provisions for income taxes to earnings
 from continuing operations ........................       1.36        1.36        1.44        1.46        1.41
                                                       --------    --------    --------    --------    --------
Preferred stock dividend factor on pre-tax basis ...          1           1           1           1           1
Fixed charges ......................................      9,418       8,007       7,584       6,906       4,754
                                                       --------    --------    --------    --------    --------
Total fixed charges and preferred stock dividend
 requirements ......................................   $  9,419    $  8,008    $  7,585    $  6,907    $  4,755
                                                       ========    ========    ========    ========    ========
Ratio of earnings to combined fixed charges and
 preferred stock dividends .........................       1.55        1.56        1.55        1.53        1.65
                                                       ========    ========    ========    ========    ========

                                                                 EXHIBIT 23 (ii)


To the Board of Directors
General Electric Capital Services, Inc.:


We consent to incorporation by reference in the Registration Statement (No. 33-7348) on Form S-3 of General Electric Capital Services, Inc., of our report dated February 12, 1999, relating to the statement of financial position of General Electric Capital Services, Inc. and consolidated affiliates as of December 31, 1998 and 1997, and the related statements of earnings, changes in share owners' equity and cash flows for each of the years in the three-year period ended December 31, 1998, and related schedules, which report appears in the December 31, 1998 annual report on Form 10-K of General Electric Capital Services, Inc.



/s/ KPMG LLP

Stamford, Connecticut
March 25, 1999

                                                                      EXHIBIT 24


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Services, Inc., a Delaware corporation (the "Corporation"), hereby constitutes and appoints Dennis D. Dammerman, James A. Parke, Joan C. Amble and Nancy E. Barton and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1998, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 25th day of March, 1999.



/s/ Dennis D. Dammerman                          /s/ James A. Parke
-----------------------------                    ------------------------------
Dennis D. Dammerman,                             James A. Parke,
Chairman of the Board                            Senior Vice President, Finance
and Chief Executive Officer                      (Principal Financial Officer)
(Principal Executive Officer)



                          /s/ Joan C. Amble
                          ------------------------------
                          Joan C. Amble,
                          Vice President and Controller
                          (Principal Accounting Officer)




                                                                   (Page 1 of 2)

/s/ Kaj Ahlmann                                    /s/ Robert L. Nardelli
-----------------------------                      -----------------------------
Kaj Ahlmann,                                       Robert L. Nardelli,
Director                                           Director


/s/ Nigel D.T. Andrews                             /s/ Denis J. Nayden
-----------------------------                      -----------------------------
Nigel D.T. Andrews,                                Denis J. Nayden,
Director                                           Director


/s/ James R. Bunt                                  /s/ Michael A. Neal
-----------------------------                      -----------------------------
James R. Bunt,                                     Michael A. Neal,
Director                                           Director


/s/ David M. Cote                                  /s/ John M. Samuels
-----------------------------                      -----------------------------
David M. Cote,                                     John M. Samuels,
Director                                           Director


/s/ Benjamin W. Heineman, Jr.                      /s/ Keith S. Sherin
-----------------------------                      -----------------------------
Benjamin W. Heineman, Jr.,                         Keith S. Sherin,
Director                                           Director


/s/ Jeffrey R. Immelt
-----------------------------                      -----------------------------
Jeffrey R. Immelt,                                 Edward D. Stewart,
Director                                           Director


/s/ W. James McNerney, Jr.                         /s/ John F. Welch, Jr.
-----------------------------                      -----------------------------
W. James McNerney, Jr.,                            John F. Welch, Jr.,
Director                                           Director


/s/ John H. Myers
-----------------------------
John H. Myers,
Director



A MAJORITY OF THE BOARD OF DIRECTORS



                                                                   (Page 2 of 2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENERAL ELECTRIC CAPITAL SERVICES, INC.

March 25, 1999                           By: /s/ Dennis D. Dammerman
                                             -----------------------------------
                                                    (Dennis D. Dammerman)
                                                    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                    Title                         Date
        ---------                    -----                         ----
/s/ Dennis D. Dammerman    Chairman of the Board              March 25, 1999
------------------------   and Chief Executive Officer
 (Dennis D. Dammerman)     (Principal Executive Officer)


/s/ James A. Parke         Senior Vice President, Finance     March 25, 1999
------------------------   (Principal Financial Officer)
   (James A. Parke)


/s/ Joan C. Amble          Vice President and Controller      March 25, 1999
------------------------   (Principal Accounting Officer)
   (Joan C. Amble)



KAJ AHLMANN*                             Director
NIGEL D.T. ANDREWS*                      Director
JAMES R. BUNT*                           Director
DAVID M. COTE*                           Director
BENJAMIN W. HEINEMAN, JR.*               Director
JEFFREY R. IMMELT*                       Director
W. JAMES McNERNEY, JR.*                  Director
JOHN H. MYERS*                           Director
ROBERT L. NARDELLI*                      Director
DENIS J. NAYDEN*                         Director
MICHAEL A. NEAL*                         Director
JOHN M. SAMUELS*                         Director
KEITH S. SHERIN*                         Director
JOHN F. WELCH, JR.*                      Director


A MAJORITY OF THE BOARD OF DIRECTORS

*By:  /s/ Joan C. Amble                                       March 25, 1999
      --------------------------
         (Joan C. Amble)
        Attorney-in-fact