Form 10-Q
period 1999-03-27
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 1999-05-11
CIK 797463

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


       | X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1999

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

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At May 10, 1999, 101 shares of common stock with a par value of $10,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS



                                                                   PAGE
                                                                 --------

PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements ........................          1

Item 2.       Management's Discussion and Analysis of
              Results of Operations .......................          6

Exhibit 12.   Computation of Ratio of Earnings to Fixed
              Charges and Computation of Ratio of Earnings
              to Combined Fixed Charges and Preferred Stock
              Dividends ...................................          9


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ............         10

Signatures ................................................         11

Index to Exhibits .........................................         12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          MARCH 27,   MARCH 28,
(In millions)                                                 1999        1998
                                                           --------    --------
REVENUES
Revenues from services .................................   $ 10,743    $  9,525
Sales of goods .........................................      1,640       1,626
                                                           --------    --------
                                                             12,383      11,151
                                                           --------    --------
EXPENSES
Interest ...............................................      2,113       2,025
Operating and administrative ...........................      3,638       3,158
Cost of goods sold .....................................      1,511       1,482
Insurance losses and policyholder and annuity benefits .      2,619       2,213
Provision for losses on financing receivables ..........        379         332
Depreciation and amortization of buildings and
 equipment and equipment on operating leases ...........        685         656
Minority interest in net earnings of consolidated
 affiliates ............................................         38          33
                                                           --------    --------
                                                             10,983       9,899
                                                           --------    --------
EARNINGS
Earnings before income taxes ...........................      1,400       1,252
Provision for income taxes .............................       (368)       (371)
                                                           --------    --------

NET EARNINGS ...........................................      1,032         881
Dividends ..............................................       (386)       (503)
Retained earnings at beginning of period ...............     15,075      12,951
                                                           --------    --------
RETAINED EARNINGS AT END OF PERIOD .....................   $ 15,721    $ 13,329
                                                           ========    ========



See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                             MARCH    DECEMBER
                                                                27,         31,
(In millions)                                                 1999        1998
                                                           --------    --------
                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................   $  3,780    $  3,342
Investment securities ..................................     78,124      78,458
Financing receivables:
  Time sales and loans, net of deferred income .........     76,357      77,283
  Investment in financing leases, net of deferred income     46,829      47,571
                                                           --------    --------
                                                            123,186     124,854
  Allowance for losses on financing receivables ........     (3,245)     (3,288)
                                                           --------    --------
    Financing receivables - net ........................    119,941     121,566
Other receivables - net ................................     30,056      25,973
Inventories ............................................        613         744
Equipment on operating leases (at cost), less
 accumulated amortization of $7,282 and $7,021 .........     21,192      20,941
Intangible assets ......................................     13,382      13,639
Other assets ...........................................     40,642      38,634
                                                           --------    --------
      TOTAL ASSETS .....................................   $307,730    $303,297
                                                           ========    ========

LIABILITIES AND SHARE OWNERS' EQUITY
Short-term borrowings ..................................   $114,488    $113,162
Long-term borrowings:
  Senior ...............................................     58,882      58,042
  Subordinated .........................................        996         996
Insurance liabilities, reserves and annuity benefits ...     80,271      77,259
Other liabilities ......................................     20,021      21,062
Deferred income taxes ..................................      9,353       9,590
                                                           --------    --------
      Total liabilities ................................    284,011     280,111
                                                           --------    --------
Minority interest in equity of consolidated affiliates .      3,862       3,459
                                                           --------    --------

Accumulated unrealized gains on investment
 securities - net ......................................      1,932       2,376
Accumulated foreign currency translation adjustments ...       (287)       (215)
                                                           --------    --------
Accumulated non-owner changes in share owners' equity ..      1,645       2,161
Capital stock ..........................................         11          11
Additional paid-in capital .............................      2,480       2,480
Retained earnings ......................................     15,721      15,075
                                                           --------    --------
      Total share owners' equity .......................     19,857      19,727
                                                           --------    --------
      TOTAL LIABILITIES AND SHARE OWNERS' EQUITY .......   $307,730    $303,297
                                                           ========    ========



See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          MARCH 27,   MARCH 28,
(In millions)                                                 1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................   $  1,032    $    881
Adjustments to reconcile net earnings to cash provided
 from operating activities:
  Provision for losses on financing receivables ........        379         332
  Depreciation and amortization of buildings and
   equipment and equipment on operating leases .........        685         656
  Other - net ..........................................        459         810
                                                           --------    --------
      Cash from operating activities ...................      2,555       2,679
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................    (19,236)    (18,844)
Principal collections from customers - loans ...........     18,480      19,249
Investment in equipment for financing leases ...........     (3,509)     (3,596)
Principal collections from customers - financing leases       3,251       2,856
Net change in credit card receivables ..................        763          89
Buildings and equipment and equipment on
 operating leases:
    - additions ........................................     (1,368)     (1,560)
    - dispositions .....................................        871       1,427
Payments for principal businesses purchased, net of
 cash acquired .........................................     (4,125)       (686)
Purchases of securities by insurance and
 annuity businesses ....................................     (5,594)     (5,608)
Dispositions and maturities of securities by
 insurance and annuity businesses ......................      5,495       4,698
Other - net ............................................       (740)     (1,229)
                                                           --------    --------
      Cash used for investing activities ...............     (5,712)     (3,204)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..      3,489       6,477
Newly issued debt  - short-term (maturities 91-365 days)      1,354       1,556
                   - long-term (longer than one year) ..      6,206       3,853
Proceeds - non-recourse, leveraged lease debt ..........        165         156
Repayments and other reductions:
                   - short-term (maturities 91-365 days)     (6,512)     (8,221)
                   - long-term (longer than one year) ..       (774)     (2,630)
Principal payments - non-recourse, leveraged lease debt        (206)       (184)
Proceeds from sales of investment contracts ............      1,548       1,067
Redemption of investment contracts .....................     (1,589)     (1,280)
Dividends paid .........................................       (386)       (503)
Issuance of variable cumulative preferred stock by
 consolidated affiliate ................................        300        --
                                                           --------    --------
      Cash from financing activities ...................      3,595         291
                                                           --------    --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ............        438        (234)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............      3,342       4,904
                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................   $  3,780    $  4,670
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

3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. The Corporation expects to adopt the Statement on January 1, 2000. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effects of adoption as it believes that such determination will not be meaningful until closer to the adoption date.

4. A summary of changes in share owner's equity that do not result directly from transactions with share owners is provided below.

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          MARCH 27,   MARCH 28,
          (In millions)                                       1999        1998
                                                           --------    --------
          Net earnings .................................   $  1,032    $    881
          Unrealized gains (losses) on investment
           securities - net ............................       (444)        261
          Foreign currency translation adjustments .....        (72)        (42)
                                                           --------    --------
          Total ........................................   $    516    $  1,100
                                                           ========    ========

5. Revenues and net earnings of the Corporation, by operating segment, for the first three months of 1999 and 1998 were as follows:

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          MARCH 27,   MARCH 28,
          (In millions)                                       1999        1998
                                                           --------    --------
          REVENUES
          Consumer Services ............................   $  4,015    $  3,720
          Equipment Management .........................      3,543       3,303
          Mid-Market Financing .........................      1,014         808
          Specialized Financing ........................        800         751
          Specialty Insurance ..........................      2,978       2,431
          All other ....................................         33         138
                                                           --------    --------
          Total revenues ...............................   $ 12,383    $ 11,151
                                                           ========    ========

          NET EARNINGS
          Consumer Services ............................   $    211    $    154
          Equipment Management .........................        210         170
          Mid-Market Financing .........................        116         103
          Specialized Financing ........................        195         178
          Specialty Insurance ..........................        360         309
          All other ....................................        (60)        (33)
                                                           --------    --------
          Total net earnings ...........................   $  1,032    $    881
                                                           ========    ========

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

Net earnings for the first three months of 1999 were $1,032 million, a $151 million (17%) increase over the first three months of 1998. The results reflected the globalization and diversity of the Corporation's businesses and were led by double-digit increases in each of its five segments. The improvement in earnings was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios and higher origination volume.

OPERATING RESULTS

TOTAL REVENUES from all sources increased $1,232 million (11%) to $12,383 million for the first three months of 1999, compared with $11,151 million for the first three months of 1998. This increase was led by acquisition-related growth in the Consumer Services and Mid-Market Financing segments and a combination of core and acquisition growth in the Specialty Insurance and Equipment Management segments.

INTEREST EXPENSE for the first three months of 1999 was $2,113 million, 4% higher than for the first three months of 1998. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The composite interest rate on the Corporation's borrowings for the first three months of 1999 was 5.33% compared with 6.12% in the first three months of 1998.

OPERATING AND ADMINISTRATIVE EXPENSES were $3,638 million for the first three months of 1999, a 15% increase over the first three months of 1998. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year, higher investment levels and increases in insurance commissions and other costs that vary directly with increased revenues.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $406 million to $2,619 million for the first three months of 1999, compared with the first three months of 1998. The increase primarily reflected the effects of business acquisitions and growth in premium volume throughout the period, partially offset by improved market conditions in the mortgage insurance business.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $379 million for the first three months of 1999 from $332 million for the first three months of 1998. These provisions principally related to credit cards, personal loans and auto loans and auto leases in the Consumer Services segment, which are discussed below under Portfolio Quality.

DEPRECIATION  AND  AMORTIZATION  OF BUILDINGS  AND  EQUIPMENT  AND  EQUIPMENT ON
OPERATING LEASES increased $29 million to $685 million for the first three months of 1999 compared with $656 million for the first three months of 1998. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting acquisition growth.

PROVISION FOR INCOME TAXES was $368 million for the first three months of 1999 (an effective tax rate of 26.3%), compared with $371 million for the first three months of 1998 (an effective tax rate of 29.6%). The lower provision for income taxes and effective tax rate primarily reflected decreased taxes on non-U.S. earnings.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (Continued).

OPERATING SEGMENTS

Revenues and net earnings of the Corporation, by operating segment, for the first three months of 1999 and 1998 are summarized and discussed below.

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                          MARCH 27,   MARCH 28,
          (In millions)                                       1999        1998
                                                           --------    --------
          REVENUES
          Consumer Services ............................   $  4,015    $  3,720
          Equipment Management .........................      3,543       3,303
          Mid-Market Financing .........................      1,014         808
          Specialized Financing ........................        800         751
          Specialty Insurance ..........................      2,978       2,431
          All other ....................................         33         138
                                                           --------    --------
          Total revenues ...............................   $ 12,383    $ 11,151
                                                           ========    ========

          NET EARNINGS
          Consumer Services ............................   $    211    $    154
          Equipment Management .........................        210         170
          Mid-Market Financing .........................        116         103
          Specialized Financing ........................        195         178
          Specialty Insurance ..........................        360         309
          All other ....................................        (60)        (33)
                                                           --------    --------
          Total net earnings ...........................   $  1,032    $    881
                                                           ========    ========

Consumer Services revenues increased 8% and net earnings increased 37% for the first three months of 1999, compared to the first three months of 1998. The increase in revenues was led by acquisition-related growth at Global Consumer Finance and GE Financial Assurance, the Corporation's consumer savings and insurance business, partially offset by the effects of planned asset reductions in U.S. consumer credit card and automobile financing activities. The increase in net earnings was led by a combination of core and acquisition growth at Global Consumer Finance.

Equipment Management revenues grew 7% and net earnings grew 24% for the first three months of 1999, compared to the corresponding period in 1998, reflecting asset growth and gains recognized on sales of assets. Increased volume at Information Technology Solutions also contributed to the revenue increase and improved asset quality contributed to the increase in net earnings.

Mid-Market Financing revenues grew 25% and net earnings increased 13% for the first three months of 1999, compared to the corresponding period in 1998, primarily as a result of acquisition growth.

Specialized Financing revenues rose 7% and net earnings increased 10% in the first three months of 1999, compared to the first three months of 1998. The increases in revenues and net earnings principally reflected asset growth as well as the effects of asset gains, including securitizations.

Specialty Insurance revenues grew 23% and net earnings grew 16% in the first three months of 1999, compared to the corresponding period in 1998. These increases resulted from increased premium and investment income associated with acquisitions, origination volume and continued growth in the investment portfolios, as well as a higher level of realized gains on investment securities. Net earnings were also favorably affected by improved conditions in the Mortgage Insurance business, the result of improvements in loss experience.

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the financing segment's largest asset and its primary source of revenues. The portfolio of financing receivables, before allowance for losses, decreased to $123.2 billion at March 27, 1999, from $124.9 billion

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (Continued).

at the end of 1998, primarily reflecting the effects of foreign currency translation on European financing receivables, partially offset by higher origination volume and acquisition growth. The related allowances for losses at March 27, 1999 amounted to $3.2 billion ($3.3 billion at the end of 1998) and, in management's judgment, are appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of the nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates, which are separately discussed below.

CONSUMER FINANCING RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $51.1 billion at March 27, 1999, a decrease of $0.5 billion from the end of 1998. Nonearning receivables were $1.2 billion at March 27, 1999, 2.3% of total consumer financing receivables, compared with $1.3 billion, 2.4% of total consumer receivables, at December 31, 1998. Write-offs of consumer receivables decreased to $286 million for the first three months of 1999, compared with $356 million for the first three months of 1998. This decrease was primarily attributable to lower average receivable balances resulting from securitization and other sales of portfolios as well as the effects of lower delinquencies during the first three months of 1999.

OTHER FINANCING RECEIVABLES, totaling $72.1 billion at March 27, 1999 ($73.3 billion at December 31, 1998), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were less than 1% of total other financing receivables at March 27, 1999 and December 31, 1998.

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, Montgomery Ward Holding Corp. ("MWHC") filed a bankruptcy petition for reorganization in 1997. The Corporation's recorded investment in MWHC and affiliates at March 27, 1999 was $576 million ($622 million at the end of 1998). Subsequent to the filing of the petition, the Corporation committed to provide MWHC up to $1.0 billion in debtor-in-possession financing, a majority of which has been syndicated: the Corporation's loans under this facility at March 27, 1999 were approximately $149 million. The Corporation also provides revolving credit card financing directly to customers of MWHC and affiliates; such receivables totaled $3.0 billion at March 27, 1999, including $1.8 billion that have been sold with recourse. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing. On April 30, 1999, MWHC filed a plan of reorganization that, if approved, would allow MWHC to emerge from bankruptcy in August 1999. As part of the restructuring provided for in the plan, the Corporation will acquire The Signature Group, which was not in bankruptcy, as well as the equity of the reorganized retailer.

The Corporation held loans and leases to commercial airlines amounting to $10.4 billion at March 27, 1999, up from $10.2 billion at the end of 1998.

OTHER MATTERS

YEAR 2000

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, the Corporation is applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers, as well as to assess the extent to which Year 2000 issues will affect its customers. That approach includes a fourth and final phase - the control phase - for the completion, testing and continued monitoring of Year 2000 readiness and the completion of necessary contingency plans. The Corporation is developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. While the Corporation does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to ameliorate the effects of any such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                                                                     EXHIBIT 12

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                        THREE MONTHS ENDED MARCH 27, 1999

                                   (Unaudited)

                                                                       RATIO OF
                                                                       EARNINGS
                                                                          TO
                                                                       COMBINED
                                                                         FIXED
                                                           RATIO OF     CHARGES
                                                           EARNINGS       AND
                                                              TO      PREFERRED
                                                             FIXED       STOCK
(Dollar amounts in millions)                                CHARGES   DIVIDENDS
                                                           --------    --------
Net earnings ...........................................   $  1,032    $  1,032
Provision for income taxes .............................        368         368
Minority interest in net earnings of consolidated
 affiliates ............................................         38          38
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      1,438       1,438
                                                           --------    --------
Fixed charges:
  Interest .............................................      2,168       2,168
  One-third of rentals .................................         88          88
                                                           --------    --------
Total fixed charges ....................................      2,256       2,256
                                                           --------    --------

Less interest capitalized, net of amortization .........         22          22
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest, plus fixed charges .................   $  3,672    $  3,672
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.63
                                                           ========


Preferred stock dividend requirements ..................               $   --
Ratio of earnings before provision for income taxes to
 net earnings ..........................................                   1.36
Preferred stock dividend factor on pre-tax basis .......                   --
Fixed charges ..........................................                  2,256
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  2,256
                                                                       ========
Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.63
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


                                   GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                   ---------------------------------------
                                                (Registrant)


Date:  May 11, 1999                By:           /s/ J.A. Parke
                                        ----------------------------------
                                                   J.A. Parke,
                                            Executive Vice President
                                           and Chief Financial Officer
                                          (Principal Financial Officer)



Date:  May 11, 1999                By:          /s/ J.C. Amble
                                        -----------------------------------
                                                   J.C. Amble,
                                          Vice President and Controller
                                          (Principal Accounting Officer)

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                            PAGE
-----------                                                          --------

    12        Computation of ratio of earnings to fixed charges
              and computation of ratio of earnings to combined
              fixed charges and preferred stock dividends .......        9


    27        Financial Data Schedule (filed electronically only)