Form 10-Q
period 1999-06-26
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 1999-08-10
CIK 797463

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


       | X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 1999

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

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At August 9, 1999, 1,012 shares of common stock with a par value of $1,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                   PAGE
                                                                 --------

PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements ...........................       1

Item 2.       Management's Discussion and Analysis of Results
              of Operations ..................................       6

Exhibit 12.   Computation of Ratio of Earnings to Fixed
              Charges and Computation of Ratio of Earnings
              to Combined Fixed Charges and Preferred Stock
              Dividends ......................................      10


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ...............      11

Signatures ...................................................      12

Index to Exhibits ............................................      13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   --------------------    --------------------
                                                                   JUNE 26,    JUNE 27,    JUNE 26,    JUNE 27,
(In millions)                                                         1999        1998        1999        1998
                                                                   --------    --------    --------    --------
REVENUES
Revenues from services .........................................   $ 11,417    $  9,908    $ 22,160    $ 19,433
Sales of goods .................................................      1,961       1,893       3,601       3,519
                                                                   --------    --------    --------    --------
                                                                     13,378      11,801      25,761      22,952
                                                                   --------    --------    --------    --------
EXPENSES
Interest .......................................................      2,237       2,187       4,350       4,212
Operating and administrative ...................................      3,859       3,221       7,497       6,379
Cost of goods sold .............................................      1,806       1,728       3,317       3,210
Insurance losses and policyholder and annuity benefits .........      2,705       2,400       5,324       4,613
Provision for losses on financing receivables ..................        442         409         821         741
Depreciation and amortization of buildings and equipment
 and equipment on operating leases .............................        823         604       1,508       1,260
Minority interest in net earnings of consolidated affiliates ...         45          33          83          66
                                                                   --------    --------    --------    --------
                                                                     11,917      10,582      22,900      20,481
                                                                   --------    --------    --------    --------

EARNINGS
Earnings before income taxes ...................................      1,461       1,219       2,861       2,471
Provision for income taxes .....................................       (369)       (286)       (737)       (657)
                                                                   --------    --------    --------    --------

NET EARNINGS ...................................................      1,092         933       2,124       1,814
Dividends ......................................................       (409)       (376)       (795)       (879)
Retained earnings at beginning of period .......................     15,721      13,329      15,075      12,951
                                                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF PERIOD .............................   $ 16,404    $ 13,886    $ 16,404    $ 13,886
                                                                   ========    ========    ========    ========


See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                                              JUNE    DECEMBER
                                                                                                26,         31,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
                                                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................................................   $  4,142    $  3,342
Investment securities ..................................................................     76,059      78,458
Financing receivables:
  Time sales and loans, net of deferred income .........................................     81,526      77,283
  Investment in financing leases, net of deferred income ...............................     46,696      47,571
                                                                                           --------    --------
                                                                                            128,222     124,854
  Allowance for losses on financing receivables ........................................     (3,376)     (3,288)
                                                                                           --------    --------
    Financing receivables - net ........................................................    124,846     121,566
Other receivables - net ................................................................     30,976      25,973
Inventories ............................................................................        682         744
Equipment on operating leases (at cost), less accumulated amortization of $7,569
 and $7,021 ............................................................................     21,390      20,941
Intangible assets ......................................................................     13,692      13,639
Other assets ...........................................................................     41,451      38,634
                                                                                           --------    --------
      TOTAL ASSETS .....................................................................   $313,238    $303,297
                                                                                           ========    ========

LIABILITIES AND SHARE OWNERS' EQUITY
Short-term borrowings ..................................................................   $119,246    $113,162
Long-term borrowings:
  Senior ...............................................................................     59,211      58,042
  Subordinated .........................................................................        996         996
Insurance liabilities, reserves and annuity benefits ...................................     80,897      77,259
Other liabilities ......................................................................     21,665      21,062
Deferred income taxes ..................................................................      7,868       9,590
                                                                                           --------    --------
      Total liabilities ................................................................    289,883     280,111
                                                                                           --------    --------

Minority interest in equity of consolidated affiliates .................................      4,287       3,459
                                                                                           --------    --------

Accumulated unrealized gains on investment securities - net ............................        487       2,376
Accumulated foreign currency translation adjustments ...................................       (314)       (215)
                                                                                           --------    --------
Accumulated non-owner changes in share owners' equity ..................................        173       2,161
Capital stock ..........................................................................         11          11
Additional paid-in capital .............................................................      2,480       2,480
Retained earnings ......................................................................     16,404      15,075
                                                                                           --------    --------
      Total share owners' equity .......................................................     19,068      19,727
                                                                                           --------    --------
      TOTAL LIABILITIES AND SHARE OWNERS' EQUITY .......................................   $313,238    $303,297
                                                                                           ========    ========


See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                           --------------------
                                                                                           JUNE 26,    JUNE 27,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................................................   $  2,124    $  1,814
Adjustments to reconcile net earnings to cash provided from operating activities:
  Provision for losses on financing receivables ........................................        821         741
  Depreciation and amortization of buildings and equipment and
   equipment on operating leases .......................................................      1,508       1,260
  Other - net ..........................................................................      2,400       1,074
                                                                                           --------    --------
      Cash from operating activities ...................................................      6,853       4,889
                                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................................................    (40,346)    (30,376)
Principal collections from customers - loans ...........................................     35,456      28,864
Investment in equipment for financing leases ...........................................     (7,949)     (8,867)
Principal collections from customers - financing leases ................................      6,426       7,121
Net change in credit card receivables ..................................................        858        (484)
Buildings and equipment and equipment on operating leases:
    - additions ........................................................................     (4,165)     (3,951)
    - dispositions .....................................................................      3,788       2,959
Payments for principal businesses purchased, net of cash acquired ......................     (5,978)       (993)
Purchases of securities by insurance and annuity businesses ............................    (11,525)    (12,010)
Dispositions and maturities of securities by insurance and annuity businesses ..........     11,236       9,335
Other - net ............................................................................     (2,860)     (3,351)
                                                                                           --------    --------
      Cash used for investing activities ...............................................    (15,059)    (11,753)
                                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..................................      6,212       5,294
Newly issued debt - short-term (maturities 91-365 days) ................................      2,541       2,891
                  - long-term (longer than one year) ...................................     11,855      14,362
Proceeds - non-recourse, leveraged lease debt ..........................................        320         535
Repayments and other reductions:
                  - short-term (maturities 91-365 days) ................................    (10,249)    (13,142)
                  - long-term (longer than one year) ...................................     (1,130)     (3,610)
Principal payments - non-recourse, leveraged lease debt ................................       (228)       (247)
Proceeds from sales of investment contracts ............................................      3,644       2,154
Redemption of investment contracts .....................................................     (3,464)     (2,445)
Dividends paid .........................................................................       (795)       (879)
Issuance of variable cumulative preferred stock by consolidated affiliate ..............        300          70
                                                                                           --------    --------
      Cash from financing activities ...................................................      9,006       4,983
                                                                                           --------    --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS ............................................        800      (1,881)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............................................      3,342       4,904
                                                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................................................   $  4,142    $  3,023
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

3. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (the "Statement"). The Statement requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in equity pending recognition in earnings. In June 1999, the FASB delayed the required effective date of the new standard to January 1, 2001. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions. Management has not estimated the effect of adoption as it believes that such determination will not be meaningful until closer to the adoption date.

4. A summary of changes in share owner's equity that do not result directly from transactions with share owners is provided below.

                                                            THREE MONTHS ENDED
                                                           --------------------
                                                           JUNE 26,    JUNE 27,
(In millions)                                                 1999        1998
                                                           --------    --------
Net earnings ...........................................   $  1,092    $    933
Unrealized gains (losses) on investment securities - net     (1,445)        163
Foreign currency translation adjustments ...............        (27)          5
                                                           --------    --------
Total ..................................................   $   (380)   $  1,101
                                                           ========    ========


                                                             SIX MONTHS ENDED
                                                           --------------------
                                                           JUNE 26,    JUNE 27,
                                                              1999        1998
                                                           --------    --------
Net earnings ...........................................   $  2,124    $  1,814
Unrealized gains (losses) on investment securities - net     (1,889)        424
Foreign currency translation adjustments ...............        (99)        (37)
                                                           --------    --------
Total ..................................................   $    136    $  2,201
                                                           ========    ========

5. Revenues and net earnings of the Corporation, by operating segment, for the three months and six months ended June 26, 1999 and June 27, 1998 were as follows:

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                   --------------------    --------------------
                                   JUNE 26,    JUNE 27,    JUNE 26,    JUNE 27,
(In millions)                         1999        1998        1999        1998
                                   --------    --------    --------    --------
REVENUES
Consumer Services ..............   $  4,064    $  3,756    $  8,079    $  7,476
Equipment Management ...........      4,072       3,705       7,615       7,008
Mid-Market Financing ...........      1,141         834       2,155       1,642
Specialized Financing ..........      1,012         773       1,812       1,524
Specialty Insurance ............      3,058       2,675       6,036       5,106
All other ......................         31          58          64         196
                                   --------    --------    --------    --------
Total revenues .................   $ 13,378    $ 11,801    $ 25,761    $ 22,952
                                   ========    ========    ========    ========

NET EARNINGS
Consumer Services ..............   $    212    $    147    $    423    $    301
Equipment Management ...........        224         177         434         347
Mid-Market Financing ...........        130          95         246         198
Specialized Financing ..........        283         230         478         408
Specialty Insurance ............        323         313         683         622
All other ......................        (80)        (29)       (140)        (62)
                                   --------    --------    --------    --------
Total net earnings .............   $  1,092    $    933    $  2,124    $  1,814
                                   ========    ========    ========    ========

6. Subsequent Event - On July 22, 1999, the Corporation's Board of Directors approved the amendment of the Corporation's certificate of incorporation to effect a 10-for-1 stock split and to increase the authorized common shares from 1,010 to 1,260 (calculated on a post-split basis). The amendment became effective on July 22, 1999.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

OVERVIEW

Net earnings for the first half of 1999 were $2,124 million, a $310 million (17%) increase over the first half of 1998. The results reflected the globalization and diversity of the Corporation's businesses and were led by double-digit increases in each of its five segments. The improvement in earnings was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios and higher origination volume, and a higher level of asset gains.

OPERATING RESULTS

TOTAL REVENUES from all sources increased $2,809 million (12%) to $25,761 million for the first half of 1999, compared with $22,952 million for the first half of 1998. This increase was led by acquisition-related growth in the Mid-Market Financing segment and a combination of core and acquisition growth in the Consumer Services, Specialty Insurance and Equipment Management segments.

INTEREST EXPENSE for the first half of 1999 was $4,350 million, 3% higher than for the first half of 1998. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The composite interest rate on the Corporation's borrowings for the first half of 1999 was 5.22% compared with 6.13% in the first half of 1998.

OPERATING AND ADMINISTRATIVE EXPENSES were $7,497 million for the first half of 1999, an 18% increase over the first half of 1998. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year, higher investment levels and increases in insurance commissions and other costs that vary directly with increased revenues.

COST OF GOODS SOLD is associated with activities of the Corporation's computer equipment distribution businesses. This cost amounted to $3,317 million for the first half of 1999, compared with $3,210 million for the first half of 1998. The increase primarily reflected increased volume partially offset by reduced product costs.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $711 million to $5,324 million for the first half of 1999, compared with the first half of 1998. The increase primarily reflected the effects of business acquisitions and growth in premium volume throughout the period, and to a lesser extent a higher loss ratio caused by an increase in property incurred losses, partially offset by improved market conditions in the mortgage insurance business.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES increased to $821 million for the first half of 1999 from $741 million for the first half of 1998. These provisions principally related to credit cards, personal loans and auto loans and auto leases in the Consumer Services segment, which are discussed below under Portfolio Quality.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $248 million to $1,508 million for the first half of 1999 compared with $1,260 million for the first half of 1998. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting acquisition growth.

PROVISION FOR INCOME TAXES was $737 million for the first half of 1999 (an effective tax rate of 25.8%), compared with $657 million for the first half of 1998 (an effective tax rate of 26.6%). The higher provision for income taxes primarily reflected increased pre-tax earnings subject to statutory rates partially offset by the lower effective tax rate caused by decreased taxes on non-U.S. earnings.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (Continued).

OPERATING SEGMENTS

Revenues and net earnings of the Corporation, by operating segment, for the six months ended June 26, 1999 and June 27, 1998 are summarized and discussed below.

                                                             SIX MONTHS ENDED
                                                           --------------------
                                                           JUNE 26,    JUNE 27,
(In millions)                                                 1999        1998
                                                           --------    --------
REVENUES
Consumer Services ......................................   $  8,079    $  7,476
Equipment Management ...................................      7,615       7,008
Mid-Market Financing ...................................      2,155       1,642
Specialized Financing ..................................      1,812       1,524
Specialty Insurance ....................................      6,036       5,106
All other ..............................................         64         196
                                                           --------    --------
Total revenues .........................................   $ 25,761    $ 22,952
                                                           ========    ========

NET EARNINGS
Consumer Services ......................................   $    423    $    301
Equipment Management ...................................        434         347
Mid-Market Financing ...................................        246         198
Specialized Financing ..................................        478         408
Specialty Insurance ....................................        683         622
All other ..............................................       (140)        (62)
                                                           --------    --------
Total net earnings .....................................   $  2,124    $  1,814
                                                           ========    ========

Consumer Services revenues increased 8% and net earnings increased 40% for the first half of 1999, compared to the first half of 1998. The increase in revenues was led by acquisition-related and core growth at Global Consumer Finance and GE Financial Assurance, the Corporation's consumer savings and insurance business, partially offset by the effects of planned asset reductions in U.S. consumer credit card and automobile financing activities. The increase in net earnings was led by a combination of acquisition-related and core growth at Global Consumer Finance.

Equipment Management revenues grew 9% and net earnings grew 25% for the first half of 1999, compared to the corresponding period in 1998. The increase in revenues was primarily attributable to increased volume at Information Technology Solutions, acquisition-related growth in fleet services and asset gains and core growth in aviation services. The increase in net earnings was led by asset gains.

Mid-Market Financing revenues grew 31% and net earnings increased 24% for the first half of 1999, compared to the corresponding period in 1998, primarily as a result of acquisition growth.

Specialized Financing revenues rose 19% and net earnings increased 17% in the first half of 1999, compared to the first half of 1998. The increases in revenues and net earnings principally reflected asset growth as well as the effects of asset gains, including securitizations.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (Continued).

Specialty Insurance revenues grew 18% and net earnings grew 10% in the first half of 1999, compared to the corresponding period in 1998. These increases resulted from increased premium and investment income associated with acquisitions, origination volume and continued growth in the investment portfolios, as well as a higher level of realized gains on investment securities. Net earnings were also favorably affected by improved conditions in the mortgage insurance business, the result of improvements in loss experience, partially offset by increased frequency and severity of property losses in the reinsurance business.

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the financing businesses largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $128.2 billion at June 26, 1999, from $124.9 billion at the end of 1998, primarily reflecting the effects of higher origination volume and acquisition growth, partially offset by foreign currency translation on European financing receivables. The related allowances for losses at June 26, 1999 amounted to $3.4 billion ($3.3 billion at the end of 1998) and, in management's judgment, are appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield. The following discussion of the nonearning and reduced-earning receivable balances and write-off amounts excludes amounts related to Montgomery Ward Holding Corp. and affiliates, which are separately discussed below.

CONSUMER FINANCING RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $51.7 billion at June 26, 1999, an increase of $0.1 billion from the end of 1998. Nonearning receivables were $1.1 billion at June 26, 1999, 2.1% of total consumer financing receivables, compared with $1.3 billion, 2.4% of total consumer receivables, at December 31, 1998. Write-offs of consumer receivables decreased to $481 million for the first half of 1999, compared with $714 million for the first half of 1998. This decrease was primarily attributable to the effects of lower delinquencies during the first half of 1999 as well as the effects of lower average receivable balances resulting from securitization and other sales of portfolios.

OTHER FINANCING RECEIVABLES, totaling $76.5 billion at June 26, 1999 ($73.3 billion at December 31, 1998), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were less than 1% of total other financing receivables at June 26, 1999 and December 31, 1998.

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, Montgomery Ward Holding Corp. ("MWHC") filed a bankruptcy petition for reorganization in 1997. The Corporation's recorded investment in MWHC and affiliates at June 26, 1999 was $565 million ($622 million at the end of 1998). Subsequent to the filing of the petition, the Corporation committed to provide MWHC up to $1.0 billion in debtor-in-possession financing, a majority of which has been syndicated: the Corporation's loans under this facility at June 26, 1999 were approximately $226 million. The Corporation also provides revolving credit card financing directly to customers of MWHC and affiliates; such receivables totaled $2.8 billion at June 26, 1999, including $1.6 billion that have been sold with recourse. The obligations of customers with respect to these receivables are not affected by the bankruptcy filing. On August 2, 1999, MWHC emerged from bankruptcy under a plan of reorganization that was approved on July 15, 1999. As part of the restructuring, the Corporation acquired The Signature Group, which was not in bankruptcy, as well as the equity of the reorganized retailer.

The Corporation held loans and leases to commercial airlines amounting to $10.7 billion at June 26, 1999, up from $10.2 billion at the end of 1998.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS (CONTINUED).

OTHER MATTERS

YEAR 2000

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, the Corporation is applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers, as well as to assess the extent to which Year 2000 issues will affect its customers. Each business has a Year 2000 leader who oversees a multi-functional project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure- identify and inventory possible sources of Year 2000 issues; (2) analyze- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve- execute project plans and perform a majority of the testing; and (4) control- complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities, and suppliers were in the control phase. As a final step in the control phase, the Corporation is developing, testing and implementing contingency plans to ameliorate any potential internal or external disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. While the Corporation does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to ameliorate the effects of any such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                                                                     EXHIBIT 12

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                         SIX MONTHS ENDED JUNE 26, 1999
                                   (Unaudited)

                                                                       RATIO OF
                                                                       EARNINGS
                                                                          TO
                                                                       COMBINED
                                                                         FIXED
                                                           RATIO OF     CHARGES
                                                           EARNINGS       AND
                                                              TO      PREFERRED
                                                             FIXED       STOCK
(Dollar amounts in millions)                                CHARGES   DIVIDENDS
                                                           --------    --------
Net earnings ...........................................   $  2,124    $  2,124
Provision for income taxes .............................        737         737
Minority interest in net earnings of consolidated
 affiliates ............................................         83          83
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      2,944       2,944
                                                           --------    --------
Fixed charges:
  Interest .............................................      4,461       4,461
  One-third of rentals .................................        171         171
                                                           --------    --------
Total fixed charges ....................................      4,632       4,632
                                                           --------    --------
Less interest capitalized, net of amortization .........         48          48
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest, plus fixed charges .................   $  7,528    $  7,528
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.63
                                                           ========


Preferred stock dividend requirements ..................               $   --
Ratio of earnings before provision for income taxes to
 net earnings ..........................................                   1.35
Preferred stock dividend factor on pre-tax basis .......                   --
Fixed charges ..........................................                  4,632
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  4,632
                                                                       ========
Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.63
                                                                       ========


For purposes of computing the ratios, fixed charges consist of interest on all indebtedness and one-third of rentals, which management believes is a reasonable approximation of the interest factor of such rentals.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. EXHIBITS.

        Exhibit 3(i). A complete  copy  of  the  Certificate  of   Incorporation
                      of the Corporation as last amended on July 22, 1999 and currently in effect, consisting of the following: (a) the Certificate of Incorporation of the Corporation as in effect immediately prior to the filing of a Certificate of Amendment on July 22, 1999 (incorporated by reference to
                      Exhibit 3(i) of the Corporation's Form 10-K Report for the year ended December 31, 1993); and (b) a Certificate of Amendment filed with the Office of the Secretary of State, State of Delaware on July 22, 1999.

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


                                   GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                   ---------------------------------------
                                                 (Registrant)


Date: August 10, 1999              By:         /s/ J.A. Parke
                                       -----------------------------------
                                                   J.A. Parke,
                                           Executive Vice President
                                          and Chief Financial Officer
                                         (Principal Financial Officer)


Date: August 10, 1999              By:         /s/ J.C. Amble
                                       -----------------------------------
                                                   J.C. Amble,
                                          Vice President and Controller
                                          (Principal Accounting Officer)

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS

EXHIBIT NO.                                                            PAGE
-----------                                                          --------

   3(i)      A complete copy of  the Certificate of  Incorporation
             of the Corporation as  last amended on  July 22, 1999
             and currently in effect, consisting of the following:
             (a)   the   Certificate  of   Incorporation  of   the
             Corporation  as in effect  immediately  prior  to the
             filing of a Certificate of Amendment on July 22, 1999 (incorporated by reference to Exhibit 3(i) of the
             Corporation's   Form  10-K  Report for the year ended
             December  31, 1993) ;  and  (b)  a   Certificate   of
             Amendment  filed with the Office of the  Secretary of
             State,  State of Delaware on July 22, 1999. .........       14


   12 Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed
             charges and preferred stock dividends ...............       16


   27        Financial Data Schedule (filed electronically only)