Form 10-Q
period 1999-09-25
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 1999-10-26
CIK 797463

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-Q
                                  -------------


       | X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 25, 1999

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

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

At October 26, 1999, 1,012 shares of common stock with a par value of $1,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS



                                                                 PAGE
                                                               --------


PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements .......................         1

Item 2.       Management's Discussion and Analysis of
              Results of Operations ......................         6

Exhibit 12.   Computation of Ratio of Earnings to Fixed
              Charges and Computation of Ratio of Earnings
              to Combined Fixed Charges and Preferred Stock
              Dividends ..................................        10


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K ...........        11

Signatures ...............................................        12

Index to Exhibits.........................................        13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)

                                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                   -------------------     --------------------
                                                                 SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                                                        25,         26,         25,         26,
(In millions)                                                         1999        1998        1999        1998
                                                                   --------    --------    --------    --------
REVENUES
Revenues from services .........................................   $ 11,650    $ 10,210    $ 33,810    $ 29,643
Sales of goods .................................................      2,352       1,806       5,953       5,325
                                                                   --------    --------    --------    --------
                                                                     14,002      12,016      39,763      34,968
                                                                   --------    --------    --------    --------
EXPENSES
Interest .......................................................      2,291       2,188       6,641       6,400
Operating and administrative ...................................      4,010       3,311      11,507       9,690
Cost of goods sold .............................................      2,124       1,681       5,441       4,891
Insurance losses and policyholder and annuity benefits .........      2,764       2,239       8,088       6,852
Provision for losses on financing receivables ..................        227         306       1,048       1,047
Depreciation and amortization of buildings and
 equipment and equipment on operating leases ...................        792         669       2,300       1,929
Minority interest in net earnings of consolidated affiliates ...         49          38         132         104
                                                                   --------    --------    --------    --------
                                                                     12,257      10,432      35,157      30,913
                                                                   --------    --------    --------    --------
EARNINGS
Earnings before income taxes ...................................      1,745       1,584       4,606       4,055
Provision for income taxes .....................................       (483)       (502)     (1,220)     (1,159)
                                                                   --------    --------    --------    --------

NET EARNINGS ...................................................      1,262       1,082       3,386       2,896
Dividends ......................................................       (473)       (433)     (1,268)     (1,312)
Retained earnings at beginning of period .......................     16,404      13,886      15,075      12,951
                                                                   --------    --------    --------    --------
RETAINED EARNINGS AT END OF PERIOD .............................   $ 17,193    $ 14,535    $ 17,193    $ 14,535
                                                                   ========    ========    ========    ========






See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES
                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                                         SEPTEMBER    DECEMBER
                                                                                                25,         31,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
                                                                                         (Unaudited)
ASSETS
Cash and equivalents ...................................................................   $  5,109    $  3,342
Investment securities ..................................................................     77,827      78,458
Financing receivables:
  Time sales and loans, net of deferred income .........................................     84,679      77,283
  Investment in financing leases, net of deferred income ...............................     46,124      47,571
                                                                                           --------    --------
                                                                                            130,803     124,854
  Allowance for losses on financing receivables ........................................     (3,447)     (3,288)
                                                                                           --------    --------
    Financing receivables - net ........................................................    127,356     121,566
Other receivables - net ................................................................     30,268      25,973
Inventories ............................................................................      1,376         744
Equipment on operating leases (at cost), less accumulated amortization of
 $7,700 and $7,021 .....................................................................     22,227      20,941
Intangible assets ......................................................................     14,376      13,639
Other assets ...........................................................................     45,268      38,634
                                                                                           --------    --------
      TOTAL ASSETS .....................................................................   $323,807    $303,297
                                                                                           ========    ========

LIABILITIES AND SHARE OWNERS' EQUITY
Short-term borrowings ..................................................................   $118,394    $113,162
Long-term borrowings:
  Senior ...............................................................................     64,618      58,042
  Subordinated .........................................................................        996         996
Insurance liabilities, reserves and annuity benefits ...................................     83,898      77,259
Other liabilities ......................................................................     24,377      21,062
Deferred income taxes ..................................................................      7,639       9,590
                                                                                           --------    --------
      Total liabilities ................................................................    299,922     280,111
                                                                                           --------    --------
Minority interest in equity of consolidated affiliates .................................      4,358       3,459
                                                                                           --------    --------

Accumulated unrealized gains (losses) on investment securities - net ...................        (66)      2,376
Accumulated foreign currency translation adjustments ...................................       (283)       (215)
                                                                                           --------    --------
Accumulated non-owner changes in share owners' equity ..................................       (349)      2,161

Capital stock ..........................................................................         11          11
Additional paid-in capital .............................................................      2,672       2,480
Retained earnings ......................................................................     17,193      15,075
                                                                                           --------    --------
      Total share owners' equity .......................................................     19,527      19,727
                                                                                           --------    --------
      TOTAL LIABILITIES AND SHARE OWNERS' EQUITY .......................................   $323,807    $303,297
                                                                                           ========    ========





See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        CONDENSED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                           --------------------
                                                                                         SEPTEMBER   SEPTEMBER
                                                                                                25,         26,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ...........................................................................   $  3,386    $  2,896
Adjustments to reconcile net earnings to cash provided from  operating activities:
    Provision for losses on financing receivables ......................................      1,048       1,047
    Depreciation and amortization of buildings and equipment and equipment
     on operating leases ...............................................................      2,300       1,929
    Other - net ........................................................................      3,812       2,126
                                                                                           --------    --------
      Cash from operating activities ...................................................     10,546       7,998
                                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers .........................................................    (68,540)    (48,120)
Principal collections from customers - loans ...........................................     59,128      43,711
Investment in equipment for financing leases ...........................................    (12,503)    (13,886)
Principal collections from customers - financing leases ................................     13,008      11,878
Net change in credit card receivables ..................................................      2,156       3,307
Buildings and equipment and equipment on operating leases:
    - additions ........................................................................     (7,559)     (4,050)
    - dispositions .....................................................................      4,408       2,031
Payments for principal businesses purchased, net of cash acquired ......................     (6,674)     (8,444)
Purchases of securities by insurance and annuity businesses ............................    (20,932)    (16,437)
Dispositions and maturities of securities by insurance and annuity businesses ..........     20,222      13,263
Other - net ............................................................................     (2,909)     (5,220)
                                                                                           --------    --------
      Cash used for investing activities ...............................................    (20,195)    (21,967)
                                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less) ..................................     (5,339)      7,050
Newly issued debt - short-term (maturities 91-365 days) ................................      3,515       4,126
                  - long-term (longer than one year) ...................................     23,073      26,159
Proceeds - non-recourse, leveraged lease debt ..........................................        559         971
Repayments and other reductions:
                  - short-term (maturities 91-365 days) ................................     (8,205)    (17,992)
                  - long-term (longer than one year) ...................................     (1,302)     (4,298)
Principal payments - non-recourse, leveraged lease debt ................................       (248)       (333)
Proceeds from sales of investment contracts ............................................      5,768       3,464
Redemption of investment contracts .....................................................     (5,537)     (3,905)
Dividends paid .........................................................................     (1,268)     (1,312)
Issuance of variable cumulative preferred stock by consolidated affiliates .............        400         170
                                                                                           --------    --------
Cash from financing activities .........................................................     11,416      14,100
                                                                                           --------    --------

INCREASE IN CASH AND EQUIVALENTS .......................................................      1,767         131
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD ............................................      3,342       4,904
                                                                                           --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD ..................................................   $  5,109    $  5,035
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

4. A summary of changes in share owners' equity that do not result directly from transactions with share owners is provided below.

                                                                                            THREE MONTHS ENDED
                                                                                           --------------------
                                                                                         SEPTEMBER   SEPTEMBER
                                                                                                25,         26,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
Net earnings ...........................................................................   $  1,262    $  1,082
Unrealized losses on investment securities - net .......................................       (553)       (184)
Foreign currency translation adjustments ...............................................         31         (39)
                                                                                           --------    --------
  Total ................................................................................   $    740    $    859
                                                                                           ========    ========

                                                                                             NINE MONTHS ENDED
                                                                                           --------------------
                                                                                         SEPTEMBER   SEPTEMBER
                                                                                                25,         26,
                                                                                              1999        1998
                                                                                           --------    --------
Net earnings ...........................................................................   $  3,386    $  2,896
Unrealized gains (losses) on investment securities - net ...............................     (2,442)        240
Foreign currency translation adjustments ...............................................        (68)        (76)
                                                                                           --------    --------
  Total ................................................................................   $    876    $  3,060
                                                                                           ========    ========

5.     Revenues and net earnings of the Corporation,  by operating  segment, for
       the  three  months  and  nine  months  ended  September 25,   1999    and
       September 26, 1998 were as follows:


                                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                   --------------------    --------------------
                                                                 SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                                                        25,         26,         25,         26,
(In millions)                                                         1999        1998        1999        1998
                                                                   --------    --------    --------    --------
REVENUES
Consumer Services ..............................................   $  4,855    $  4,054    $ 12,934    $ 11,530
Equipment Management ...........................................      3,834       3,637      11,449      10,645
Mid-Market Financing ...........................................      1,164         988       3,319       2,630
Specialized Financing ..........................................      1,042         921       2,854       2,445
Specialty Insurance ............................................      3,116       2,541       9,152       7,647
All other ......................................................         (9)       (125)         55          71
                                                                   --------    --------    --------    --------
  Total revenues ...............................................   $ 14,002    $ 12,016    $ 39,763    $ 34,968
                                                                   ========    ========    ========    ========
NET EARNINGS
Consumer Services ..............................................   $    397    $    250    $    820    $    551
Equipment Management ...........................................        171         172         605         519
Mid-Market Financing ...........................................        167         132         413         330
Specialized Financing ..........................................        255         228         733         636
Specialty Insurance ............................................        360         328       1,043         950
All other ......................................................        (88)        (28)       (228)        (90)
                                                                   --------    --------    --------    --------
  Total net earnings ...........................................   $  1,262    $  1,082    $  3,386    $  2,896
                                                                   ========    ========    ========    ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the first nine months of 1999 were $3,386 million, a $490 million (17%) increase over the first nine months of 1998. The results reflected the globalization and diversity of the Corporation's businesses and were led by double-digit increases in each of its five segments. The improvement in earnings was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios and higher origination volume.

OPERATING RESULTS

TOTAL REVENUES from all sources increased $4,795 million (14%) to $39,763 million for the first nine months of 1999, compared with $34,968 million for the first nine months of 1998. This increase primarily reflected acquisition-related growth in the Mid-Market Financing segment and a combination of core and acquisition growth in the Consumer Services, Specialty Insurance and Equipment Management segments.

INTEREST EXPENSE for the first nine months of 1999 was $6,641 million, 4% higher than for the first nine months of 1998. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The composite interest rate on the Corporation's borrowings for the first nine months of 1999 was 5.16% compared with 5.99% in the first nine months of 1998.

OPERATING AND ADMINISTRATIVE EXPENSES were $11,507 million for the first nine months of 1999; a 19% increase over the first nine months of 1998. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year, higher investment levels and increases in insurance commissions.

COST OF GOODS SOLD is associated with activities of the Corporation's computer equipment distribution and retail businesses. This cost amounted to $5,441 million for the first nine months of 1999, compared with $4,891 million for the first nine months of 1998. The increase primarily reflected the consolidation of the retail operations.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $1,236 million to $8,088 million for the first nine months of 1999, compared with the first nine months of 1998. The increase primarily reflected the effects of business acquisitions, growth in premium volume, and a higher loss ratio within the reinsurance business attributable to an increase in property-related incurred losses, partially offset by improved market conditions in the mortgage insurance business.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES was $1,048 million for the first nine months of 1999 which was primarily unchanged compared to the first nine months of 1998. These provisions principally related to credit cards, personal loans and auto loans and auto leases in the Consumer Services segment, which are discussed below under Portfolio Quality.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased $371 million to $2,300 million for the first nine months of 1999 compared with $1,929 million for the first nine months of 1998. The increase was principally the result of higher levels of equipment on operating leases, primarily reflecting acquisition growth.

PROVISION FOR INCOME TAXES was $1,220 million for the first nine months of 1999 (an effective tax rate of 26.5%), compared with $1,159 million for the first nine months of 1998 (an effective tax rate of 28.6%). The higher provision for income taxes primarily reflected increased pre-tax earnings subject to statutory rates partially offset by the lower effective tax rate caused by decreased taxes on non-U.S. earnings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS (Continued)

OPERATING SEGMENTS

Revenues and net earnings of the Corporation, by operating segment, for the nine months ended September 25, 1999 and September 26, 1998 are summarized and discussed below.

                                                                                             NINE MONTHS ENDED
                                                                                           --------------------
                                                                                         SEPTEMBER   SEPTEMBER
                                                                                                25,         26,
(In millions)                                                                                 1999        1998
                                                                                           --------    --------
REVENUES
Consumer Services ......................................................................   $ 12,934    $ 11,530
Equipment Management ...................................................................     11,449      10,645
Mid-Market Financing ...................................................................      3,319       2,630
Specialized Financing ..................................................................      2,854       2,445
Specialty Insurance ....................................................................      9,152       7,647
All other ..............................................................................         55          71
                                                                                           --------    --------
  Total revenues .......................................................................   $ 39,763    $ 34,968
                                                                                           ========    ========

NET EARNINGS
Consumer Services ......................................................................   $    820    $    551
Equipment Management ...................................................................        605         519
Mid-Market Financing ...................................................................        413         330
Specialized Financing ..................................................................        733         636
Specialty Insurance ....................................................................      1,043         950
All other ..............................................................................       (228)        (90)
                                                                                           --------    --------
  Total net earnings ...................................................................   $  3,386    $  2,896
                                                                                           ========    ========

Consumer Services revenues increased 12% and net earnings increased 49% for the first nine months of 1999, compared to the first nine months of 1998. The increase in revenues was led by acquisition-related and core growth in the non-U.S. consumer finance business and the consumer savings and insurance business, partially offset by the effects of asset reductions in U.S. consumer credit card and automobile financing activities. The increase in net earnings was led by a combination of acquisition-related and core growth in the non-U.S. consumer finance activities.

Equipment Management revenues grew 8% and net earnings grew 17% for the first nine months of 1999, compared to the corresponding period in 1998. The increase in revenues and net earnings was primarily attributable to operational improvements in the information technology products and services business, acquisition-related growth in fleet services and structured sales of aircraft and core growth in aviation services.

Mid-Market Financing revenues grew 26% and net earnings increased 25% for the first nine months of 1999, compared to the corresponding period in 1998, primarily as a result of acquisition-related growth.

Specialized Financing revenues rose 17% and net earnings increased 15% in the first nine months of 1999, compared to the first nine months of 1998. The increases in revenues and net earnings principally reflected asset growth as well as the effects of asset gains, including securitizations.

Specialty Insurance revenues grew 20% and net earnings grew 10% in the first nine months of 1999, compared to the corresponding period in 1998. The increase in revenues resulted from increased premium and investment income associated with acquisitions, origination volume and continued growth in the investment portfolios, as well as a higher level of realized gains on investment securities in the reinsurance business. The increase in net earnings was principally the result of improved conditions in the mortgage insurance business and, in the reinsurance business, a higher level of realized gains on investment securities, partially offset by increased frequency and severity of property-related losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS (Continued)

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the financing businesses largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $130.8 billion at September 25, 1999, from $124.9 billion at the end of 1998, primarily reflecting the effects of higher origination volume and acquisition growth, partially offset by foreign currency translation on European financing receivables. The related allowances for losses at September 25, 1999 amounted to $3.4 billion ($3.3 billion at the end of 1998) and, in management's judgment, are appropriate given the risk profile of the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

CONSUMER FINANCING RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $49.0 billion at September 25, 1999, a decrease of $2.6 billion from the end of 1998. Nonearning receivables were $0.9 billion at September 25, 1999, 1.8% of total consumer financing receivables compared with $1.3 billion, 2.4% of total consumer receivables, at December 31, 1998. Write-offs of consumer receivables decreased to $0.9 billion for the first nine months of 1999 compared with $1.1 billion for the first nine months of 1998. This decrease was primarily attributable to the effects of lower delinquencies during the first nine months of 1999 as well as the effects of lower average receivable balances resulting from securitization and other sales of portfolios.

OTHER FINANCING RECEIVABLES, totaling $81.8 billion at September 25, 1999 ($73.3 billion at December 31, 1998), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were less than 1% of total other financing receivables at September 25, 1999 and December 31, 1998.

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, Montgomery Ward Holding Corp. ("MWHC") filed a bankruptcy petition for reorganization in 1997. On August 2, 1999, MWHC emerged from bankruptcy under a plan of reorganization that was approved on July 15, 1999. As part of the restructuring, the Corporation acquired the Signature group ("Signature"), which was not in bankruptcy, for cash, $285 million of which was collected on loans to MWHC. The Corporation also acquired the equity of the reorganized retailer, Montgomery Ward, LLC ("Wards"), in exchange for the Corporation's remaining loans to MWHC. After these transactions, the Corporation's net investment in Wards and MWHC was $327 million. The financial condition at September 25, 1999, and the results of operations from August 2, 1999 to September 25, 1999, of Signature and Wards are included in the Consumer Services segment, and the increases in Sales of Goods and Cost of Goods Sold for the first nine months of 1999 as compared to the corresponding period in 1998 were substantially the result of the consolidation of Wards.

The Corporation held loans and leases to commercial airlines amounting to $10.8 billion at September 25, 1999, up from $10.2 billion at the end of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS (Continued)

OTHER MATTERS

YEAR 2000

As discussed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998, the Corporation is applying a Six Sigma quality approach to identify and mitigate Year 2000 issues in its information systems, products and services, facilities and suppliers. Each business has a Year 2000 leader who oversees a multi-functional project team responsible for remediation and contingency planning, applying a Six Sigma quality approach in four phases: (1) define/measure- identify and inventory possible sources of Year 2000 issues; (2) analyze- determine the nature and extent of Year 2000 issues and develop project plans to address those issues; (3) improve- execute project plans and perform a majority of the testing; and (4) control- complete testing, continue monitoring readiness and complete necessary contingency plans. As of the end of June 1999, virtually all significant information systems, products and services, facilities, and suppliers were in the control phase. As a final step in the control phase, the Corporation has developed, tested and is prepared to implement contingency plans to minimize disruption of critical business processes. The specific actions identified in such contingency plans differ depending on circumstances, but most often include manual work-arounds, deployment of backup or secondary technologies, rearranging work schedules, and substitution of suppliers, as appropriate. While management does not expect significant disruptions of critical business processes caused by internal Year 2000 issues, the likelihood of externally-caused disruptions and the ability of the contingency plans to minimize such externally-caused disruptions is not determinable. The total estimate of Year 2000 expenditures, adjusted for increases related to acquired companies, is in line with previous projections. The activities related to Year 2000 efforts necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                                                                      EXHIBIT 12

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                       AND
           COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
                          AND PREFERRED STOCK DIVIDENDS

                      NINE MONTHS ENDED SEPTEMBER 25, 1999
                                   (Unaudited)
                                                                       RATIO OF
                                                                       EARNINGS
                                                                          TO
                                                                       COMBINED
                                                                         FIXED
                                                           RATIO OF     CHARGES
                                                           EARNINGS       AND
                                                              TO      PREFERRED
                                                             FIXED       STOCK
(Dollar amounts in millions)                                CHARGES   DIVIDENDS
                                                           --------    --------
Net earnings ...........................................   $  3,386    $  3,386
Provision for income taxes .............................      1,220       1,220
Minority interest in net earnings of consolidated
 affiliates ............................................        132         132
                                                           --------    --------
Earnings before provision for income taxes and
 minority interest .....................................      4,738       4,738
                                                           --------    --------
Fixed charges:
  Interest .............................................      6,805       6,805
  One-third of rentals .................................        256         256
                                                           --------    --------
Total fixed charges ....................................      7,061       7,061
                                                           --------    --------

Less interest capitalized, net of amortization .........        (64)        (64)
                                                           --------    --------
Earnings before provision for income taxes and minority
 interest, plus fixed charges ..........................   $ 11,735    $ 11,735
                                                           ========    ========

Ratio of earnings to fixed charges .....................       1.66
                                                           ========

Preferred stock dividend requirements ..................               $    --
Ratio of earnings before provision for income taxes
 to net earnings .......................................                   1.36
                                                                       --------
Preferred stock dividend factor on pre-tax basis .......                    --
Fixed charges ..........................................                  7,061
                                                                       --------
Total fixed charges and preferred stock dividend
 requirements ..........................................               $  7,061
                                                                       ========
Ratio of earnings to combined fixed charges and
 preferred stock dividends .............................                   1.66
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

                                      GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                                   (Registrant)


Date: October 26, 1999                By:         /s/ J.A. Parke
                                         ------------------------------------
                                                      J.A. Parke,
                                                Executive Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)



Date: October 26, 1999                By:         /s/ J.C. Amble
                                         ------------------------------------
                                                      J.C. Amble,
                                             Vice President and Controller
                                             (Principal Accounting Officer)

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                             PAGE
-----------                                                           --------

   12       Computation   of  ratio  of  earnings  to  fixed
            charges  and computation of ratio of earnings to
            combined fixed charges and preferred stock dividends ...     16


   27       Financial Data Schedule (filed electronically only)