Form 10-K405
period 1999-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2000-03-17
CIK 797463

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                            --------------------------


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           ---------------------------

                         Commission file number 0-14804

                           ---------------------------

                     General Electric Capital Services, Inc.

             (Exact name of registrant as specified in its charter)

             Delaware                                       06-1109503
 (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

 260 Long Ridge Road,
 Stamford, Connecticut        06927                     (203) 357-4000
 (Address of principal     (Zip Code)          (Registrant's telephone number,
   executive offices)                               including area code)
                           --------------------------

                         SECURITIES REGISTERED PURSUANT

                          TO SECTION 12(b) OF THE ACT:

                                                          Name of each
     Title of each class                          exchange on which registered

 7 1/2% Guaranteed Subordinated                      New York Stock Exchange
  Notes Due August 21, 2035


                         SECURITIES REGISTERED PURSUANT

                          TO SECTION 12(g) OF THE ACT:

                               Title of each class

                    Common Stock, par value $1,000 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At March 17, 2000, 1,012 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 17, 2000. None.

                       DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 1999 are incorporated by reference into Part IV hereof.

Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation for the year ended December 31, 1999 is incorporated by reference into Part I hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                            Page

PART I

  Item 1.   Business .....................................................     1
  Item 2.   Properties ...................................................     9
  Item 3.   Legal Proceedings ............................................     9
  Item 4.   Submission of Matters to a Vote of Security Holders ..........     9

PART II

  Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters .......................................    10
  Item 6.   Selected Financial Data ......................................    10
  Item 7.   Management's Discussion and Analysis of Results of Operations .   10
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ....   18
  Item 8.   Financial Statements and Supplementary Data ...................   19
  Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure .......................    41

PART III

  Item 10.  Directors and Executive Officers of the Registrant ...........    42
  Item 11.  Executive Compensation .......................................    42
  Item 12.  Security Ownership of Certain Beneficial Owners and Management    42
  Item 13.  Certain Relationships and Related Transactions ...............    42

PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K ..................................................    43

                                     PART I

Item 1.   Business.

GENERAL ELECTRIC CAPITAL SERVICES, INC.

General Electric Capital Services, Inc. (herein, together with its consolidated affiliates, called "GE Capital Services", "the Corporation" or "GECS" unless the context otherwise requires) was incorporated in 1984 in the State of Delaware. Until February 1993, the name of the Corporation was General Electric Financial Services, Inc. All outstanding common stock of GE Capital Services is owned directly or indirectly by General Electric Company, a New York corporation ("GE Company"). The business of GE Capital Services consists of ownership of two principal subsidiaries which, together with their affiliates, constitute GE
Company's principal financial services businesses. GE Capital Services is the sole owner of the common stock of General Electric Capital Corporation ("GE Capital" or "GECC") and GE Global Insurance Holding Corporation ("GE Global Insurance" or "GIH").

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

GE Capital operates in five key operating segments that are described below. These operations are subject to a variety of regulations in their respective jurisdictions. In addition, as discussed on page 12, GE Capital acquired control of Montgomery Ward LLC ("Wards") on August 2, 1999. Further information about Wards is provided in the description of GE Capital's Other operating activities.

Services of GE Capital are offered primarily in the United States, Canada, Europe and the Pacific Basin. GE Capital's principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927. At December 31, 1999, GE Capital and affiliates employed approximately 125,600 persons, including approximately 30,000 employees associated with the consolidation of the retail operations of Montgomery Ward LLC.

GE GLOBAL INSURANCE HOLDING CORPORATION

GE Global Insurance, together with its affiliates, writes substantially all lines of reinsurance and certain lines of property and casualty insurance. GE Global Insurance has three principal subsidiaries: Employers Reinsurance Corporation, GE Reinsurance Corporation (formerly Kemper Reinsurance Corporation) and Medical Protective Corporation. These affiliates, together with their direct and indirect subsidiaries, reinsure property and casualty risks written by more than 1,000 insurers around the world. They also write certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, medical malpractice coverage for physicians and dentists, errors and omissions coverage for insurance agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. Other property and casualty affiliates write excess and surplus lines insurance and provide reinsurance brokerage services. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, group long-term health products and the provision of financial reinsurance to life insurers.

During 1999, GE Global Insurance acquired a major property and casualty reinsurance business that strengthens its presence in the London broker-serviced market. Also in 1999, Employers Reinsurance Corporation sold its reinsurance brokerage subsidiary.

Insurance and reinsurance operations are subject to regulation by various insurance regulatory agencies.

GE Global Insurance and its affiliates conduct business throughout the world using a network of local offices. The world headquarters of GE Global Insurance is located at 5200 Metcalf Avenue, Overland Park, Kansas 66201. At December 31, 1999, GE Global Insurance and affiliates employed approximately 4,100 persons.

Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation for the year ended December 31, 1999, is incorporated by reference hereto.

OPERATING SEGMENTS

The Corporation provides a wide variety of financing, asset management, and insurance products and services which are organized into the following operating segments:

  o Consumer Services - private-label card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, retail businesses and consumer savings and insurance services.

  o Equipment Management - leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, containers used on ocean-going vessels, and satellites.

  o Mid-Market Financing - loans, financing and operating leases, and other services for middle-market customers, including manufacturers, distributors and end-users, for a variety of equipment that includes vehicles, corporate aircraft, data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications, electronics and telecommunications activities.

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

GEFA's principal operating companies include General Electric Capital Assurance Company, First Colony Life Insurance Company, GE Life and Annuity Assurance Company (formerly The Life Insurance Company of Virginia), Colonial Penn Insurance Company, Union Fidelity Life Insurance Company, GE Edison Life Insurance Company and GE Capital Life Assurance of New York.

GEFA headquarters are in Richmond, Virginia.

Auto Financial Services

GE Capital  Auto  Financial  Services  ("AFS")  provides  financial  services to
automobile  dealers,   manufacturers,   financing  companies  and  the  consumer
customers of those entities in North America.

In the United States, AFS is a leading independent financier of leases for new and used motor vehicles leased at retail and sub-prime and prime financing products to consumers through a variety of distribution channels. In addition, AFS provides private-label programs for auto manufacturers and inventory financing programs and direct loans to auto dealers and finance companies.

AFS headquarters are in Barrington, Illinois.

Global Consumer Finance Auto Europe

GCF Auto Europe ("GCF Auto Europe") is a leading independent provider of automobile financing products to automobile dealers and their customers in Europe. Products include hire purchase contracts, finance leases, operating leases, loans, revolving credit facilities and insurance premium financing.

GCF Auto Europe has a significant presence in the United Kingdom, the Republic of Ireland, Portugal, France, Spain, Italy, Sweden and Denmark.

The headquarters of GCF Auto Europe are in Dublin, Republic of Ireland.

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

CS also issues and services the GE Capital Corporate Card product, providing payment and information systems which help medium and large-sized companies reduce travel costs and the GE Capital Purchasing Card product, which helps customers streamline their purchasing and accounts payable processes.

On June 30, 1999, CS completed its exit from the consumer bankcard business through the sale of approximately $3.4 billion in financing receivables, of which $2.2 billion were sold in December 1998. These were principally MasterCard(R) and Visa(R) credit loan products issued to retail customers throughout the United States.

On December 6, 1999, CS acquired J.C. Penney's ("JCP") private label credit card accounts receivable and their credit card services facilities for approximately $3.2 billion. In addition, the Corporation entered into an initial 10-year agreement with JCP to provide private label credit card services.

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

GCF provides financing to consumers through operations in the United Kingdom, Austria, France, Republic of Ireland, Germany, The Netherlands, Italy, Spain, Portugal, Poland, Switzerland, the Czech Republic, Japan, Thailand, Hong Kong, China, Brazil and Australia and joint ventures in Indonesia, India and Brazil.

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

GECMSI headquarters are in Cherry Hill, New Jersey.

EQUIPMENT MANAGEMENT

Aviation Services

GE Capital Aviation Services ("GECAS") is a global commercial aviation financial services business that offers a broad range of financial products to airlines and aircraft operators, owners, lenders and investors. Financial products include operating leases, sale/leasebacks, aircraft purchasing and trading, financing leases, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

GECAS owns or manages a fleet of nearly 900 aircraft world-wide with more than 200 additional planes on order or on option from Boeing and Airbus. GECAS has 155 customers in 54 countries.

GECAS headquarters are in Stamford, Connecticut, with regional offices in Shannon, Republic of Ireland; Miami, Florida; Vienna, Austria; Beijing and Hong Kong, China and Singapore.

Fleet Services

GE Capital Fleet Services ("GECFS") is one of the leading corporate fleet management companies with operations in North America, Europe, Australia, New Zealand, Brazil and Japan with approximately 1 million cars and trucks under lease and service management. GECFS offers finance and operating leases to several thousand customers with an average lease term of 36 months. The primary product in North America is a Terminal Rental Adjustment Clause (TRAC) lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which GECFS assumes residual risk. In addition to the services directly associated with the lease, GECFS offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs and title and licensing services. GECFS customer base is diversified with respect to industry and geography and includes many Fortune 500 companies.

In 1999, GECFS completed several acquisitions. These included Japan Lease Auto Corporation - a leading fleet leasing company in Japan, a small fleet leasing portfolio from Bank of America in the United States, InTraffic - a fleet services provider in Sweden and McClean Leasing in Canada.

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

IT Solutions headquarters are in Newport, Kentucky.

Transport International Pool

Transport International Pool ("TIP") is one of the global leaders in renting, leasing, selling and financing transportation equipment. TIP's fleet of over 350,000 dry freight, refrigerated and double vans, flatbeds, intermodal assets, and specialized trailers is available for rent, lease or purchase at over 250 locations in the United States, Europe, Canada, and Mexico. TIP's commercial vehicle fleet of over 24,000 units is available for rent, lease, or purchase in the United Kingdom. TIP also finances new and used trailers and buys trailer fleets. TIP's customer base comprises trucking companies, railroads, shipping lines, manufacturers and retailers.

TIP operates a European service center in Amsterdam, The Netherlands and a commercial vehicle operations and administrative center in Manchester, England.

TIP headquarters are in Devon, Pennsylvania.

GE SeaCo/GE Capital Container Finance Corporation

In May 1998, GE Capital and Sea Containers Ltd. formed GE SeaCo SRL ("GE SeaCo"), a joint venture which operates the combined marine container fleets of Genstar Container Corporation ("Genstar") and Sea Containers. GE SeaCo is one of the world's largest lessors of marine shipping containers with a combined fleet of over 1,100,000 TEU ("twenty foot equivalent units") of dry cargo, refrigerated and specialized containers for global cargo transport. Lessees are primarily shipping lines that lease on a long term or master lease basis.

Concurrent with the formation of the joint venture, GE Capital Container Finance Corporation ("GECCF") was created to service the existing finance lease portfolio formerly run by Genstar, and to provide traditional finance leases and structured finance products to the global marine container industry.

GE SeaCo headquarters are in Bridgetown, Barbados. GECCF headquarters are in Oakland, California.

Penske Truck Leasing

GE Capital is a limited partner in Penske Truck Leasing ("Penske"), which is a leading provider of full-service truck leasing and commercial and consumer truck rental in the United States. Penske operates through a national network of full-service truck leasing and rental facilities. At December 31, 1999, Penske had a fleet of about 98,000 tractors, trucks and trailers in its leasing and rental fleets and provided contract maintenance programs or other support services for about 33,000 additional vehicles.

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

GE Americom headquarters are in Princeton, New Jersey.

Railcar Services

GE Capital Railcar Services ("GERSCO") is one of the leading railcar leasing companies in North America, with a fleet of 190,000 railcars in its total portfolio. Serving Class 1 railroads, short-line railroads, and shippers throughout North America, GERSCO offers one of the most diverse fleets in the industry, and a variety of lease options.

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

European sales offices are in England, France, Germany, Italy and Sweden. GERSCO headquarters are in Chicago, Illinois.

Modular Space

GE Capital Modular Space ("GECMS") provides commercial mobile and modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. GECMS products are available as custom mobile and modular buildings, designed to customer specifications, or are available through the GECMS stock fleet of approximately 125,000 mobile and modular units.

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

Generally, transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 180 months. CEF also maintains an asset management operation that redeploys off-lease equipment. The portfolio includes loans and leases for vehicles, manufacturing equipment, corporate aircraft, construction equipment, medical diagnostic equipment, office equipment, telecommunications equipment and electronics.

CEF operates from offices throughout the United States, Puerto Rico, Canada, Mexico, Europe and Asia and through joint ventures in Indonesia and China. CEF headquarters are in Danbury, Connecticut.

In 1999, CEF, along with Vendor Financial Services, purchased the leasing and installment sales divisions of Japan Leasing Corporation.

Vendor Financial Services

GE Capital Vendor Financial Services ("VFS") provides financing services to over 100 equipment manufacturers and more than 3,500 dealers in North America, Europe and Asia (including Japan). Customers include major U.S. and non-U.S. manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways - by forming captive partnerships with manufacturers that do not have them, and by outsourcing captives from manufacturers that do. VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers including trade payables financing.

VFS has sales offices throughout the United States, Canada, Europe, Asia (including Japan), and Australia. VFS headquarters are in Danbury, Connecticut.

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

EEF  operates  from  offices  in the United  Kingdom,  Italy,  France,  Germany,
Belgium,   Republic  of  Ireland,   Portugal,  and  the  Nordic  countries.  EEF
headquarters are in Hounslow, England.

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

Structured Finance Group

GE Capital Structured Finance Group ("SFG") makes equity investments and provides specialized financial products and services to its client partners in the commercial and industrial, energy, telecommunications, and transportation sectors, worldwide.

SFG combines industry and technical expertise with significant financial capabilities to deliver a full range of sophisticated financial services and products. Services include project finance (construction and term), corporate finance, acquisition finance and arrangement and placement services. Products include a variety of debt and equity instruments, as well as structured transactions, including leasing and partnerships. SFG manages an investment portfolio of approximately $11 billion.

SFG headquarters are in Stamford, Connecticut and it has regional offices in Atlanta, Georgia; Chicago, Illinois; Hong Kong, China; Houston, Texas; London, United Kingdom; Mexico City, Mexico; Sao Paulo, Brazil; and Toronto, Canada.

Commercial Finance

GE Capital Commercial Finance ("CF") is a leading provider of revolving and term debt and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities. Transactions typically range in size from under $2 million to over $200 million.

CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers, and has industry specialists in the healthcare, retail and communications industries. Through its Merchant Banking Group, CF provides senior debt, subordinated debt and bridge financing to buyout and private equity firms, and co-invests equity with buying groups or invests directly on a select basis.

CF has lending operations in 25 cities, including international offices in Canada, Mexico, Thailand, Australia, The Netherlands, and the United Kingdom, and also has significant factoring operations in France, Germany, the United Kingdom and Italy serving European companies and U.S. exporters. CF headquarters are in Stamford, Connecticut.

GE Equity

GE Equity (formerly Equity Capital Group) purchases equity investments, primarily convertible preferred and common stock investments including, in some cases, stock warrants convertible into equity ownership. GE Equity's primary objective is long-term capital appreciation. Investments include the retail, financial services, telecommunications, healthcare, food and beverage, cable and broadcasting industries.

The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.

GE Equity headquarters are in Stamford, Connecticut.

SPECIALTY INSURANCE

In addition to GE Global Insurance Holding Corporation (discussed above), GECS principal specialty insurance businesses are as follows.

Financial Guaranty Insurance

FGIC Holdings ("FGIC"), through its subsidiary, Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues, bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain taxable structured debt. The guaranteed principal, after reinsurance, amounted to approximately $137.4 billion at December 31, 1999. Approximately 85% of the business written to date by Financial Guaranty is municipal bond insurance.

FGIC subsidiaries provide a variety of services to state and local governments and agencies, liquidity facilities in variable-rate transactions, municipal investment products and other services.

FGIC headquarters are in New York, New York.

Mortgage Insurance

GE Capital Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance. Operating in 25 field locations, GE Capital Mortgage Insurance is licensed in 50 states, the District of Columbia and the Virgin Islands. At December 31, 1999, GE Capital Mortgage Insurance was the mortgage insurance carrier for over 1,460,000 residential homes, with total insurance in force aggregating approximately $152 billion and total risk in force aggregating approximately $52 billion. When a claim is received, GE Capital Mortgage Insurance proceeds by either paying up to a guaranteed percentage based on the specified coverage, or paying the mortgage and delinquent interest, taking title to the property and arranging for its sale. GE Capital Mortgage Insurance also provides mortgage guaranty insurance in the United Kingdom, Canada, and Australia.

GE Capital Mortgage Insurance headquarters are in Raleigh, North Carolina.

GE Insurance Holdings

GE Insurance Holdings (formerly Consolidated Financial Insurance) is a leading specialty insurer with operations in 13 European countries and the Philippines. GE Insurance Holdings is one of the leading payment protection insurers in the United Kingdom and Europe. Payment protection insurance is designed to protect customers' loan repayment obligations in the event of unemployment, disability or death. The product is sold alongside most forms of consumer credit through banks, building societies and finance houses.

GE Insurance Holdings also provides an extensive range of personal investment products, including pension and purchased life annuities, home income plans and investment bonds through a network of over 6,000 independent financial advisors and a direct sales force, in the United Kingdom.

In addition, GE Insurance Holdings sells pet insurance, provides travel and personal accident insurance, and offers the management of uninsured loss claims on behalf of victims of traffic accidents.

GE Insurance Holdings headquarters are in London, England.

OTHER

Wards

All other consists primarily of  Montgomery Ward LLC ("Wards").

Wards is one of the largest retail merchandising operations in the United States. Wards offers a wide range of branded and private-label merchandise including apparel, fine jewelry, furniture, home furnishings, appliances, electronics, and automotive services.

Wards operates 252 stores in 32 states, encompassing approximately 20 million square feet of selling space. Wards is currently rolling out an aggressive store remodeling program designed to enhance the shopping experience and offer better presentation of its merchandise. Through 1999, 43 stores have been remodeled, with an additional 75 to 80 stores to be completed during 2000 and 2001.

Wards is headquartered in Chicago, Illinois.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

                                     Omitted

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

See note 13 to the consolidated financial statements. The common stock of the Corporation is owned entirely by GE Company and an affiliate and, therefore, there is no trading market in such stock.

Item 6.   Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements of GE Capital Services and consolidated affiliates and the related Notes to Consolidated Financial Statements.

                                                                    Year ended December 31
                                            ----------------------------------------------------------------------
 (Dollars in millions)                            1999          1998           1997         1996          1995
                                            ------------------------------------------ ------------- -------------
Revenues .................................. $   55,749    $   48,694    $   39,931     $   32,713    $   26,492

 Net earnings ..............................      4,443         3,796         3,256          2,817         2,415

 Return on common equity (a) (b) ...........     23.74%        23.46%        22.59%         22.24%        21.98%
 GECS ratio of earnings to fixed charges ...      1.62          1.55          1.56           1.55          1.53
 GECC ratio of earnings to fixed charges ...      1.60          1.50          1.48           1.53          1.51
 GECC ratio of debt to equity ..............      8.44          7.86          7.45           7.84          7.59

 Financing receivables - net ............... $  137,629    $  121,566    $  103,799     $   99,714    $   93,272

 Total assets...............................    345,018       303,297       255,408        227,419       185,729

 Short-term borrowings .....................    129,259       113,162        95,274         77,945        62,808
 Long-term senior notes ....................     69,770        58,042        44,993         46,680        47,794
 Long-term subordinated notes ..............        996           996           996            996           996
 Minority interest .........................      4,391         3,459         3,113          2,530         2,522
 Equity ....................................     20,321        19,727        17,239         14,276        12,774

 Insurance premiums written for the year ...     13,624        11,865         9,396          8,185         6,158

(a) Equity excludes unrealized gains and losses on investment securities, net of tax.
(b) Return on common equity is calculated using earnings that are adjusted for preferred stock dividends and equity excludes preferred stock.

Item 7.   Management's Discussion and Analysis of Results of Operations.

Overview

The Corporation's net earnings were $4,443 million in 1999, up 17% from $3,796 million in 1998, with strong double-digit earnings growth in three of the five operating segments. Net earnings in 1998 increased 17% from 1997. The earnings improvement throughout the three-year period resulted from asset growth, principally from acquisitions of businesses and portfolios, and origination volume.

Operating Results

Total Revenues increased 14% to $55.7 billion in 1999,  following a 22% increase
to  $48.7  billion  in  1998.   The  increases  in  both  years   reflected  the
contributions of businesses acquired as well as growth in origination volume.

Interest expense on borrowings in 1999 was $9.4 billion, up from $9.0 billion in 1998 and $7.6 billion in 1997. In both 1999 and 1998, while average borrowings increased in order to finance asset growth, the associated higher interest costs were partially mitigated by lower average interest rates. The composite interest rate was 5.14% in 1999, compared with 5.92% in 1998 and 6.07% in 1997. See page 14 for a discussion of interest rate risk management.

Operating and administrative expenses were $16.3 billion in 1999, an increase from $13.8 billion in 1998 and $11.4 billion in 1997. The increase in both 1999 and 1998 primarily reflected costs associated with acquired businesses and portfolios, higher investment levels and increases in insurance commissions.

Insurance losses and policyholder and annuity benefits increased to $11.0 billion in 1999, compared with $9.6 billion in 1998 and $8.3 billion in 1997, reflecting effects of business acquisitions and growth in premium volume throughout the period. In addition, the increase in 1999 was reflected by a higher loss ratio on reinsurance business discussed on page 12.

Cost of goods sold amounted to $8.0 billion in 1999, compared with $6.8 billion in 1998 and $4.1 billion in 1997, and related to IT Solutions and Montgomery Ward LLC ("Wards"). The increase in 1999 primarily reflects the consolidation of Wards as discussed on page 12; the increase in 1998 is principally the result of acquisition-related growth at IT Solutions.

Provision for losses on financing receivables increased to $1.7 billion in 1999, compared with $1.6 billion in 1998 and $1.4 billion in 1997. These provisions principally related to private-label credit cards, bank credit cards, auto loans and auto leases in the consumer services segment, all of which are discussed on page 17 under Portfolio Quality. The provision throughout the three-year period reflected higher average receivable balances, a different mix of business, as well as the effects of lower delinquency rates, consistent with industry experience.

Depreciation and amortization of buildings and equipment and equipment on operating leases increased 21% to $3.2 billion in 1999, compared with $2.6 billion in 1998, a 6% increase over 1997. The increase in both years was primarily the result of additions to equipment on operating leases, primarily reflecting acquisitions of vehicles and aircraft.

Provision for income taxes was $1.7 billion in 1999 (an effective tax rate of 27.1%), compared with $1.4 billion in 1998 (an effective tax rate of 26.4%) and $1.2 billion in 1997 (an effective tax rate of 26.4%). The higher provision for income taxes primarily reflected increased pre-tax earnings subject to statutory rates.

Financing spreads (the excess of yields over interest rates on borrowings) were essentially flat in 1999, 1998 and 1997, reflecting slightly lower yields offset by decreases in borrowing rates.

Operating Segments

At year-end 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires operating segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management. Previously reported data have been restated as required by SFAS No. 131. For additional information, see note 16 to the consolidated financial statements.

Revenues and net earnings of the Corporation, by operating segment, for the past three years are summarized and discussed below.

(In millions)                                                          1999             1998            1997
                                                                  ---------------  --------------   --------------
Revenues
Consumer Services ..............................................   $    17,061      $    15,948      $    13,550
Equipment Management ...........................................        15,317           14,869           11,326
Mid-Market Financing ...........................................         4,685            3,751            3,009
Specialized Financing ..........................................         4,603            3,368            2,828
Specialty Insurance ............................................        12,399           10,594            8,836
All other ......................................................         1,684              164              382
                                                                  ---------------  --------------   --------------
   Total revenues ..............................................   $    55,749      $    48,694      $    39,931
                                                                  ===============  ==============   ==============
Net earnings
Consumer Services ..............................................   $     1,074      $       797      $       544
Equipment Management ...........................................           695              806              708
Mid-Market Financing ...........................................           604              478              391
Specialized Financing ..........................................         1,244              745              593
Specialty Insurance ............................................         1,223            1,166              973
All other ......................................................          (397)            (196)              47
                                                                  ---------------  --------------   --------------
   Total net earnings ..........................................   $     4,443      $     3,796      $     3,256
                                                                  ===============  ==============   ==============

Consumer Services revenues increased 7% in 1999 and 18% in 1998 and net earnings increased 35% in 1999 and 47% in 1998. The growth in revenues and net earnings was led by Global Consumer Finance, with strong returns on investments in Japan and other international growth. Additionally, revenues and net earnings were increased by higher premium and investment income at GE Financial Assurance, the consumer savings and insurance business, partially offset by the effects of asset reductions in Card Services and Auto Financial Services. A higher provision for losses on financing receivables because of higher average receivables balances also affected earnings in 1998.

Equipment Management revenues grew 3% in 1999, following a 31% increase in 1998. Growth in 1999 revenues was primarily the result of Japanese acquisitions in the corporate auto fleet management operation, as well as higher revenue from commercial aircraft management businesses at GECAS, largely offset by decreases in sales volume at the remaining equipment management businesses. The 1998 increase reflected acquisitions by IT Solutions and, to a lesser extent, asset growth. Net earnings decreased 14% in 1999, following a 14% increase in 1998. In 1999, as market conditions became more competitive, pricing at IT Solutions and utilization at the European equipment management businesses declined, more than offsetting growth in GECAS and the satellite service business, GE Americom. Net earnings increased in 1998 reflecting higher volume in most businesses from both increased origination as well as acquisitions of businesses and portfolios. These factors were partially offset in 1998 by lower pricing and higher operating costs at IT Solutions and Modular Space.

Mid-Market Financing revenues increased 25% in both 1999 and 1998, while net earnings grew 26% and 22%, respectively. Asset growth from both acquisitions and originations was the most significant contributing factor in both years. Revenues and net earnings were also favorably affected in 1998 by the disposition of certain assets.

Specialized Financing revenues rose 37% and 19%, while net earnings increased 67% and 26% in 1999 and 1998, respectively. Revenues principally reflect increases in asset gains as well as origination growth, with GE Equity, Commercial Finance and Real Estate accounting for most of the 1999 increase. Revenue and net earnings growth in both years is principally the result of gains on equity investments. Net earnings in 1998 also included the effects of certain tax-advantaged transactions and higher tax credits.

Specialty Insurance revenues increased 17% and 20% in 1999 and 1998, respectively, as premiums and investment income grew throughout the period. Premiums earned increased in line with higher origination volume and acquisitions. Investment income also grew, partially reflecting an increase in realized investment gains in GE Global Insurance, which amounted to $699 million, $432 million and $308 million in 1999, 1998 and 1997, respectively.

Increases in property and casualty-related losses in GE Global Insurance were directly related to the frequency and severity of large loss events during the last three years. Large loss events are individual events that, after specific reinsurance recoveries and related premium adjustments, affect GE Global Insurance operations by $2 million or more, and include losses from earthquakes, aviation or railroad accidents, fire damage, and weather-related damage from hurricanes, tornadoes, wind and ice. Large loss events for GE Global Insurance amounted to approximately $720 million, $230 million and $70 million in 1999, 1998 and 1997, respectively. 1999 losses were partially recovered under aggregate risk coverage obtained in the ordinary course of the reinsurance business. Overall losses for Specialty Insurance were mitigated by favorable experience in the Mortgage Insurance business, particularly in 1999.

All Other GECS operating activities include the results of Wards subsequent to August 2, 1999, when GECS acquired control of the formerly bankrupt retailer. Wards had sales of $1,622 million and a net loss of $26 million for the period during which it was consolidated. Revenues and net earnings in 1997 included asset gains, the largest of which was $284 million (net of tax) from a transaction that included the reduction of the GECS investment in the common stock of Paine Webber Group Inc.

International Operations

The Corporation's international operations include its operations located outside the United States and certain of its operations that cannot be meaningfully associated with specific geographic areas (for example, commercial aircraft and shipping containers used on ocean-going vessels). The Corporation's international revenues were $21.7 billion in 1999, an increase of 19% from $18.2 billion in 1998. Revenues in the Pacific Basin more than doubled in 1999. Much of the increase was attributable to growth in Japan, the result of several strategic acquisitions, the largest of which were the purchase of assets and infrastructure of Japan Leasing and the acquisition of a consumer financing business in Japan. Revenues in Europe increased 7% in 1999, reflecting a mix of acquisition and core growth across all GECS operating activities. Overall, these increases reflect the continued expansion of GECS as a global provider of a wide range of financial services. International assets grew 13%, from $107.8 billion at year-end 1998 to $121.6 billion at the end of 1999. The increase in 1999 reflected strong growth in the Pacific Basin, where current economic conditions continue to provide a favorable environment for strategic investments. The Corporation had a particularly large increase in Japan, reflecting a mix of acquisitions, discussed previously, and strong core asset growth. The Corporation also had significant asset growth at GECAS, its aviation services business, which is classified as "other international."

The Corporation's activities span all global regions and primarily encompass leasing of aircraft and providing certain financial services within these regional economies. As such, when certain countries or regions such as the Pacific Basin and Latin America experience currency and/or economic stress, the Corporation may have increased exposure to certain risks but also may have new profit opportunities. Potential increased risks include, among other things, higher receivable delinquencies and bad debts, delays or cancellation of sales and orders principally related to aircraft-related equipment, higher local currency financing costs and a slowdown in established financial services activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Capital Resources and Liquidity

Statement of Financial Position

Investment securities for each of the past two years comprised mainly investment-grade debt securities held by GE Financial Assurance and the Corporation's specialty insurance segment in support of obligations to policyholders and annuitants. The increase of $2.0 billion during 1999 was principally related to investment of premiums received and acquisitions, partially offset by decreases in the fair value of debt securities associated with rising interest rates. A breakdown of the investment securities portfolio is provided in note 2 to the consolidated financial statements.

Inventories were $1,209 million and $744 million at December 31, 1999 and 1998, respectively. The increase in 1999 primarily reflected the consolidation of the retail operations of Wards.

Financing receivables were $137.6 billion at year-end 1999, net of allowance for doubtful accounts, up $16.1 billion over 1998. These receivables are discussed on page 17 and in notes 3 and 4 to the consolidated financial statements.

Other receivables were $30.7 billion and $26.0 billion at December 31, 1999 and 1998, respectively. Of the 1999 increase, $3.6 billion was attributable to acquisitions.

Equipment on operating leases was $23.6 billion at December 31, 1999, up $2.7 billion from 1998. Details by category of investment can be found in note 6 to the consolidated financial statements. Additions to equipment on operating leases, including business acquisitions, were $13.4 billion during 1999 ($7.2 billion during 1998), primarily reflecting acquisitions of transportation equipment.

Intangible assets were $14.7 billion at year-end 1999, up from $13.6 billion at year-end 1998. The $1.1 billion increase in intangible assets related primarily to goodwill from acquisitions, the largest of which were Signature Group and the Australian consumer financial services business of AVCO.

Other assets totaled $44.7 billion at year-end 1999, compared with $35.5 billion at the end of 1998. The $9.2 billion increase was principally attributed to increases in "separate accounts," (see note 9 to the consolidated financial statements) and additional investments in associated companies, partially offset by decreases in assets acquired for resale, which reflect sales and securitizations in excess of originations.

Insurance liabilities, reserves and annuity benefits were $86.8 billion at year-end 1999, $9.5 billion higher than in 1998. The increase was primarily attributable to increases in separate accounts, the addition of liabilities from acquired companies and growth in guaranteed investment contracts. For additional information on these liabilities, see note 11 to the consolidated financial statements.

Borrowings were $200.0 billion at December 31, 1999, of which $129.2 billion is due in 2000 and $70.8 billion is due in subsequent years. Comparable amounts at the end of 1998 were $172.2 billion in total, $113.2 billion due within one year and $59.0 billion due thereafter. The Corporation's composite interest rates are discussed on page 10. A large portion of the Corporation's borrowings ($96.6 billion and $87.0 billion at the end of 1999 and 1998, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital commercial paper were 53 days and 5.82% at the end of 1999, compared with 45 days and 5.35% at the end of 1998. The GE Capital ratio of debt to equity was 8.44 to 1 at the end of 1999 and 7.86 to 1 at the end of 1998.

GE Company has committed to contribute capital to GE Capital in the event of either a decrease below a specified level in the ratio of GE Capital's earnings to fixed charges, or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE Company also has guaranteed the Corporation's subordinated debt with a face amount of $1.0 billion at December 31, 1999 and 1998. Management believes the likelihood that GE Company will be required to contribute capital under either the commitments or the guarantees is remote.

Statement of Cash Flows

The Corporation's cash and cash equivalents aggregated $6.9 billion at the end of 1999, up from $3.3 billion at year-end 1998 as management held short-term investments as additional liquidity over year-end 1999. One of the Corporation's primary sources of cash is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $37.2 billion. New borrowings of $109.9 billion having maturities longer than 90 days were added during those years, while $80.7 billion of such longer-term borrowings were retired. The Corporation also generated $32.0 billion of cash from operating activities during the last three years.

The Corporation's principal use of cash has been investing in assets to grow its businesses. Of the $91.0 billion that the Corporation invested over the past three years, $21.3 billion was used for additions to financing receivables;
$26.6 billion was used to invest in new equipment, principally for lease to others; and $31.0 billion was used for acquisitions of new businesses, the largest of which were Japan Leasing and the credit card operations of JC Penney in 1999.

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

The Corporation uses various financial instruments, particularly interest rate and currency swaps, but also futures, options and currency forwards, to manage risks. The Corporation is exclusively an end-user of these instruments, which are commonly referred to as derivatives. The Corporation does not engage in any trading, market-making or other speculative activities in the derivative markets. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in notes 1, 10 and 20 to the consolidated financial statements.

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

         Counterparty credit criteria                                                  Credit rating
                                                                               -------------------------------
                                                                                                 Standard &
                                                                                  Moody's          Poor's

                                                                               --------------   --------------
         Term of transaction

           Between one and five years ......................................        Aa3              AA-
           Greater than five years .........................................        Aaa              AAA
         Credit exposure limits

           Up to $50 million ...............................................        Aa3              AA-
           Up to $75 million ...............................................        Aaa              AAA

o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 1999, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $5.0 billion. These amounts are primarily the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses.

Following is an analysis of credit risk exposures for the last three years.

                    Percentage of Notional Derivative Exposure by Counterparty Credit Rating

------------------------------------------------------------------------------------------------------------------
 Moody's/Standard & Poor's                                              1999            1998            1997
 -------------------------
                                                                 ---------------- ---------------  --------------
 Aaa/AAA ........................................................          59%             65%             75%
 Aa/AA ..........................................................          38%             33%             20%
 A/A and below ..................................................           3%              2%              5%

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

                                                                            Spread over U.S.
                                                                              Treasuries in
                                                                              basis points          Counterparty
                                                                            ------------------  ------------------
1.       Fixed rate five-year medium-term note ...........................         +65                  -
2.       U.S. dollar commercial paper swapped into five-year U.S. dollar
           fixed rate funding ............................................         +40                  A
3.       Swiss franc fixed rate debt swapped into five-year U.S. dollar
           fixed rate funding ............................................         +35                  B


Counterparty A is a major brokerage house with an Aaa/AAA rated swap subsidiary and a current exposure to the Corporation of $39 million. Counterparty B is an Aa2/AA rated insurance company with a current exposure of $50 million.

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

o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the 2000 net earnings of the Corporation based on year-end 1999 positions by approximately $105 million. Based on conditions at year-end 1998, the effect on 1999 net earnings of such an increase in interest rates was estimated to be approximately $111 million.

o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 1999 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Corporation assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would reduce the 2000 net earnings of the Corporation based on year-end 1999 positions by an insignificant amount.

Portfolio Quality

Financing receivables are the largest GECS asset and one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $141.4 billion at the end of 1999 from $124.9 billion at the end of 1998, principally reflecting acquisition growth and origination volume that were partially offset by securitizations and other sales of receivables. The related allowance for losses at the end of 1999 amounted to $3.8 billion ($3.3 billion at the end of 1998), representing management's best estimate of probable losses inherent in the portfolio.

A discussion of the quality of certain elements of the financing receivables portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $52.3 billion at year-end 1999, an increase of $0.7 billion from year-end 1998. The credit card and personal receivables increased $5.2 billion, primarily from acquisition growth and origination volume, partially offset by sales and securitizations. Auto receivables decreased $4.5 billion primarily as a result of reduced volume. Nonearning receivables at year-end 1999 were $0.9 billion, about 1.8% of total consumer financing receivables compared with $1.3 billion, about 2.4% of total consumer receivables at year-end 1998. Write-offs of consumer receivables declined to $1.2 billion from $1.4 billion at year-end 1998 reflecting improved delinquency trends.

Other financing receivables, totaling $89.1 billion at December 31, 1999, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $15.8 billion during 1999, reflecting the combination of acquisition growth and increased origination volume. Related nonearning and reduced-earning receivables were $0.9 billion at year-end 1999, compared with $0.4 billion at year-end 1998.

GECS loans and leases to commercial airlines amounted to $11.8 billion at the end of 1999, up from $10.2 billion at the end of 1998. GECS commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 6 to the consolidated financial statements.

Statement of Changes in Share Owners' Equity

Share owners' equity increased $594 million to $20,321 million at year-end 1999. The increase was largely attributable to net earnings during the period of $4,443 million, partially offset by dividends and other transactions with shareowners of $1,474 million.

Investment securities had unrealized losses of $2,206 million during 1999, principally as a result of decreases in fair value attributable to increases in interest rates during 1999. A significant majority of the unrealized losses are associated with debt securities held by insurance businesses and are matched with insurance liabilities of similar duration. Accordingly, decreases in fair values of such investment securities are directionally offset by corresponding decreases in fair values of associated insurance liabilities. However, changes in the fair values of insurance liabilities are difficult to measure and are appropriately not recognized under generally accepted accounting principles.

Currency translation adjustments reduced equity by $169 million in 1999. Changes in the currency translation adjustment reflect the effects of changes in currency exchange rates on the Corporation's net investment in non-U.S.
subsidiaries that have functional currencies other than the U.S. dollar. The decrease during 1999 largely reflected the weakening in the European currencies, partially offset by strengthening in Asian currencies. Such adjustments affect earnings only when all or a portion of an affiliate is disposed.

New Accounting Standards

Two changes in accounting standards may affect future financial statements. The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for the Corporation on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in balance sheets at fair value, and changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Changes in the values of derivatives meeting these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of qualifying changes in fair value are to be recorded in equity pending recognition in earnings. Certain significant refinements and interpretations of SFAS No. 133 are being deliberated by the FASB, and the effects on accounting for the Corporation's financial instruments will depend to some degree on the results of such deliberations. Management has not determined the total probable effects on its financial statements of adopting SFAS No. 133, and does not believe that an estimate of such effects would be meaningful at this time.

The FASB has also proposed new accounting for business combinations that, among other things, would change the accounting for and display of goodwill and other intangibles recorded in business acquisitions for transactions after January 1, 2001. An important aspect of the proposal is that goodwill amortization would be displayed as a separate element in the Statement of Earnings. Management believes that this proposal represents a useful approach to understanding financial performance, but believes that the utility of this information would be materially enhanced if the proposed approach for goodwill were applied to all intangible assets acquired with a business.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on the Corporation is discussed on pages 14-17.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Services, Inc. and consolidated affiliates at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP



Stamford, Connecticut

February 4, 2000

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                              Statement of Earnings

 For the years ended December 31 (In millions)                             1999             1998             1997
                                                                       --------------   --------------   --------------
 REVENUES
 Time sales, loan and other income .................................    $    18,209      $    14,682      $    12,211
 Operating lease rentals ...........................................          6,022            5,402            4,819
 Financing leases ..................................................          3,587            4,267            3,499
 Investment income .................................................          6,243            5,617            5,512
 Premium and commission income of insurance affiliates (Note 11) ...         12,948           11,352            9,268
 Sales of goods ....................................................          8,740            7,374            4,622
                                                                       --------------   --------------   --------------
    Total revenues .................................................         55,749           48,694           39,931
                                                                       --------------   --------------   --------------
 EXPENSES
 Interest ..........................................................          9,359            8,966            7,649
 Operating and administrative (Note 14) ............................         16,253           13,810           11,433
 Insurance losses and policyholder and annuity benefits (Note 11) ..         11,028            9,608            8,278
 Cost of goods sold ................................................          7,976            6,777            4,147
 Provision for losses on financing receivables (Note 4) ............          1,678            1,609            1,421
 Depreciation and amortization of buildings and equipment and
   equipment on operating leases (Notes 6 & 7) .....................          3,173            2,616            2,460
 Minority interest in net earnings of consolidated affiliates ......            186              148              121
                                                                       --------------   --------------   --------------
    Total expenses .................................................         49,653           43,534           35,509
                                                                       --------------   --------------   --------------
 Earnings before income taxes ......................................          6,096            5,160            4,422
 Provision for income taxes (Note 15) ..............................         (1,653)          (1,364)          (1,166)
                                                                       --------------   --------------   --------------
 NET EARNINGS ......................................................    $     4,443      $     3,796      $     3,256
                                                                       ==============   ==============   ==============

                  Statement of Changes in Share Owners' Equity

 (In millions)                                                             1999             1998             1997
                                                                       --------------   --------------   --------------
 CHANGES IN SHARE OWNERS' EQUITY
 Balance at January 1 ..............................................    $    19,727      $    17,239      $    14,276
                                                                       --------------   --------------   --------------
 Dividends and other transactions with share owners (Note 13) ......         (1,474)          (1,519)          (1,648)
                                                                       --------------   --------------   --------------
 Changes other than transactions with share owners:
   Increases attributable to net earnings ..........................          4,443            3,796            3,256
   Unrealized (losses) gains on investment securities - net (Note 13)        (2,206)             241            1,467
   Currency translation adjustments (Note 13) ......................           (169)             (30)            (112)
                                                                       --------------   --------------   --------------
    Total changes other than transactions with share owners ........          2,068            4,007            4,611
                                                                       --------------   --------------   --------------
 Balance at December 31 ............................................    $    20,321      $    19,727      $    17,239
                                                                       ==============   ==============   ==============





See Notes to Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                         Statement of Financial Position

 At December 31 (In millions)                                                              1999             1998
                                                                                       --------------   --------------
 ASSETS
 Cash and equivalents ..............................................................   $      6,931      $     3,342
 Investment securities (Note 2) ....................................................         80,485           78,458
 Financing receivables (Note 3):
   Time sales and loans, net of deferred income ....................................         93,625           77,283
   Investment in financing leases, net of deferred income ..........................         47,783           47,571
                                                                                       --------------   --------------
                                                                                            141,408          124,854
   Allowance for losses on financing receivables (Note 4) ..........................         (3,779)          (3,288)
                                                                                       --------------   --------------
      Financing receivables - net ..................................................        137,629          121,566
 Other receivables (Note 5) ........................................................         30,681           25,973
 Inventories .......................................................................          1,209              744
 Equipment on operating leases (at cost), less accumulated amortization of $7,392 and
   $7,021 (Note 6) .................................................................         23,605           20,941
 Buildings and equipment (at cost), less accumulated depreciation of $2,127 and
   $1,733 (Note 7) .................................................................          5,036            3,095
 Intangible assets - net (Note 8) ..................................................         14,748           13,639
 Other assets (Note 9) .............................................................         44,694           35,539
                                                                                       --------------   --------------
    Total assets ...................................................................   $    345,018     $    303,297
                                                                                       ==============   ==============
 LIABILITIES AND SHARE OWNERS' EQUITY
 Short-term borrowings (Note 10) ...................................................   $    129,259     $    113,162
 Long-term borrowings (Note 10) ....................................................         70,766           59,038
                                                                                       --------------   --------------
    Total borrowings ...............................................................        200,025          172,200
 Accounts payable ..................................................................          9,749            8,815
 Insurance liabilities, reserves and annuity benefits (Note 11) ....................         86,776           77,259
 Other liabilities .................................................................         14,801           12,247
 Deferred income taxes (Note 15) ...................................................          8,955            9,590
                                                                                       --------------   --------------
    Total liabilities ..............................................................        320,306          280,111
                                                                                       --------------   --------------
 Minority interest in equity of consolidated affiliates (Note 12) ..................          4,391            3,459
                                                                                       --------------   --------------
 Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by  consolidated  affiliates at December 31,
   1999 and 1998) ..................................................................             10               10
 Common stock, $1,000  (1,260  and 1,010 shares  authorized at December 31, 1999 and 1998,  respectively, 1,012  and 1,010 shares  outstanding at December 31,
   1999 amd 1998, respectively) ....................................................              1                1
 Additional paid-in capital ........................................................          2,672            2,480
 Retained earnings .................................................................         17,852           15,075
 Accumulated unrealized gains on investment securities - net (a) ...................            170            2,376
 Accumulated foreign currency translation adjustments (a) ..........................           (384)            (215)
                                                                                       --------------   --------------
    Total share owners' equity (Note 13) ...........................................         20,321           19,727
                                                                                       --------------   --------------
    Total liabilities and share owners' equity .....................................   $    345,018     $    303,297
                                                                                       ==============   ==============

(a) The sum of accumulated unrealized gains on investment securities and accumulated foreign currency translation adjustments constitutes
     "Accumulated nonowner changes other than earnings," as shown in note 13, and was ($214) million and $2,161 million at year-end 1999 and 1998, respectively.

See Notes to Consolidated Financial Statements.


       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                             Statement of Cash Flows

 For the years ended December 31 (In millions)                            1999             1998             1997
                                                                      --------------   --------------   --------------
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net earnings ....................................................    $      4,443     $      3,796      $     3,256
 Adjustments to reconcile net earnings to cash provided from operating activities:
 Depreciation and amortization of buildings and equipment and
    equipment on operating leases.................................           3,173            2,616            2,460
 Provision for losses on financing receivables ...................           1,678            1,609            1,421
 Amortization of goodwill and other intangibles ..................           1,199              952              780
 Increase in deferred income taxes ...............................             847              549              798
 Decrease (increase) in inventories ..............................             327               81             (244)
 Increase (decrease) in accounts payable .........................             699            1,673              (64)
 Increase in insurance liabilities and reserves ..................           4,584            3,670            1,669
 Other - net .....................................................          (2,131)          (3,991)          (3,851)
                                                                      --------------   --------------   --------------
 Cash from operating activities ..................................          14,819           10,955            6,225
                                                                      --------------   --------------   --------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in financing receivables (Note 19) .................         (13,088)          (6,301)          (1,898)
 Buildings and equipment and equipment on operating leases
    - additions ..................................................         (13,466)          (6,935)          (6,197)
    - dispositions ...............................................           6,262            4,037            2,212
 Payments for principal businesses purchased, net of cash acquired
    (Note 19) ....................................................         (10,060)         (17,155)          (3,820)
 All other investing activities (Note 19) ........................          (7,823)         (11,078)          (5,646)
                                                                      --------------   --------------   --------------
 Cash used for investing activities ..............................         (38,175)         (37,432)         (15,349)
                                                                      --------------   --------------   --------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in borrowings (maturities of 90 days or less) ........           7,308           16,288           13,594
 Newly issued debt (maturities longer than 90 days) (Note 19) ....          47,605           41,440           20,825
 Repayments and other reductions (maturities longer than 90 days)
    (Note 19) ....................................................         (26,924)         (31,027)         (22,757)
 Dividends paid ..................................................          (1,666)          (1,672)          (1,653)
 All other financing activities (Note 19) ........................             622             (114)             785
                                                                      --------------   --------------   --------------
 Cash from financing activities ..................................          26,945           24,915           10,794
                                                                      --------------   --------------   --------------
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR .....           3,589           (1,562)           1,670
 CASH AND EQUIVALENTS AT BEGINNING OF YEAR .......................           3,342            4,904            3,234
                                                                      --------------   --------------   --------------
 CASH AND EQUIVALENTS AT END OF YEAR .............................    $       6,931    $      3,342     $      4,904
                                                                      ==============   ==============   ==============



See Notes to Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   Notes to Consolidated Financial Statements

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - General Electric Capital Services, Inc. ("the Parent") owns all of the common stock of General Electric Capital Corporation ("GE Capital") and GE Global Insurance Holding Corporation ("GE Global Insurance"). All outstanding common stock of the Parent is owned by General Electric Company ("GE Company") and an affiliate of GE Company. The consolidated financial statements represent the adding together of the Parent and all of its majority-owned and controlled affiliates ("consolidated affiliates"), including GE Capital and GE Global Insurance (collectively called "the Corporation").

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

Income from investment and insurance activities is discussed under insurance accounting policies.

Sales of Goods - A sale is recorded when title passes to the customer.

Cash and Equivalents - Certificates and other time deposits are treated as cash equivalents.

Recognition of Losses on Financing Receivables and Investments - The allowance for losses on small-balance receivables reflects management's best estimate of probable losses inherent in the portfolio determined principally on the basis of historical experiences. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's best estimate of probable losses, including specific allowances for known troubled accounts.

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

When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value of the asset less costs to sell, transferred to other assets and subsequently carried at the lower of cost or estimated fair value less costs to sell. This accounting method has been employed principally for specialized financing transactions.

Investment Securities - Investments in debt and marketable equity securities are reported at fair value based primarily on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of investment. Substantially all investment securities are designated as available for sale, with unrealized gains and losses included in equity, net of applicable taxes and other adjustments. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

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

NOTE 2.        INVESTMENT SECURITIES

A summary of investment securities follows:

                                                                        Gross           Gross
                                                     Amortized       unrealized      unrealized        Estimated
 (In millions)                                         cost             gains          losses         fair value
                                                   --------------   --------------  --------------   --------------
 December 31, 1999 Debt securities:
  U.S. corporate ...............................   $     31,512     $        175    $     (1,759)    $     29,928
  State and municipal ..........................         12,558              141            (452)          12,247
  Mortgage-backed ..............................         12,799              173            (376)          12,596
  Corporate - non-U.S. .........................          9,923              228            (248)           9,903
  Government - non-U.S. ........................          4,675              114             (77)           4,712
  U.S. government and federal agency ...........          2,481                5            (171)           2,315
 Equity securities .............................          6,420            2,641            (277)           8,784
                                                   --------------   --------------  --------------   --------------
                                                   $     80,368     $      3,477    $     (3,360)    $     80,485
                                                   ==============   ==============  ==============   ==============
 December 31, 1998 Debt securities:
  U.S. corporate ...............................   $     27,888     $      1,293    $       (325)    $     28,856
  State and municipal ..........................         12,483              727              (8)          13,202
  Mortgage-backed ..............................         11,641              413            (109)          11,945
  Corporate - non-U.S. .........................          8,692              409             (90)           9,011
  Government - non-U.S. ........................          5,415              258              (9)           5,664
  U.S. government and federal agency ...........          2,706              207              (7)           2,906
 Equity securities .............................          5,651            1,415            (192)           6,874
                                                   --------------   --------------  --------------   --------------
                                                   $     74,476     $      4,722    $       (740)    $     78,458
                                                   ==============   ==============  ==============   ==============

The majority of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.

At December 31, 1999, contractual maturities of debt securities, other than mortgage-backed securities, were as follows:

                                                                                     Amortized          Estimated
(In millions)                                                                           cost           fair value
                                                                                  ----------------   ----------------
 Due in:
  2000 ........................................................................        $ 5,237            $ 5,309
  2001-2004 ...................................................................         13,348             13,310
  2005-2009 ...................................................................         14,478             13,953
  2010 and later ..............................................................         28,086             26,533

It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations. Proceeds from sales of investment securities in 1999 were $18,500 million ($16,659 million in 1998 and $14,728 million in 1997). Gross realized gains were $1,406 million in 1999 ($1,126 million in 1998 and $1,018 million in 1997). Gross realized losses were $484 million in 1999 ($303 million in 1998 and $173 million in 1997).

NOTE 3.        FINANCING RECEIVABLES

Financing receivables at December 31, 1999 and 1998 are shown below.

 (In millions)                                                                         1999             1998
                                                                                  --------------   --------------
 Time sales and loans:
  Consumer Services ...........................................................   $     48,435    $      42,573
  Specialized Financing .......................................................         24,999           16,693
  Mid-Market Financing ........................................................         19,186           17,065
  Equipment Management ........................................................            977              849
  Specialty Insurance .........................................................             28              103
                                                                                  --------------   --------------
    Time sales and loans - net of deferred income .............................         93,625           77,283
                                                                                  --------------   --------------
 Investment in financing leases:
  Direct financing leases .....................................................         43,738           43,730
  Leveraged leases ............................................................          4,045            3,841
                                                                                  --------------   --------------
    Investment in financing leases ............................................         47,783           47,571
                                                                                  --------------   --------------
                                                                                       141,408          124,854
 Less allowance for losses (Note 4) ...........................................         (3,779)          (3,288)
                                                                                  --------------   --------------
                                                                                   $   137,629      $   121,566
                                                                                  ==============   ==============

Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 1999 and 1998, financing receivables included $15,782 million and $14,452 million, respectively, for commercial real estate loans and leases. Note 6 contains information on commercial airline loans and leases.

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

The Corporation's net investment in financing leases at December 31, 1999 and 1998 is shown below.

                                        Total financing leases    Direct financing leases       Leveraged leases

                                       ---------------------------------------------------- -------------------------
 (In millions)                             1999         1998         1999         1998         1999         1998
                                        ------------ ------------ ------------  -----------  -----------  -----------
 Total minimum lease payments
   receivable .......................   $   68,158   $   66,528   $   47,069    $   47,451   $   21,089   $   19,077
 Less principal and interest on
   third-party nonrecourse debt .....      (17,184)     (15,176)           -             -      (17,184)     (15,176)
                                        ------------ ------------ ------------  -----------  -----------  -----------
   Net rentals receivable ...........       50,974       51,352       47,069        47,451        3,905        3,901
 Estimated unguaranteed residual value
   of leased assets .................        7,157        6,826        4,945         5,011        2,212        1,815
 Less deferred income ...............      (10,348)     (10,607)      (8,276)       (8,732)      (2,072)      (1,875)
                                        ------------ ------------ ------------  -----------  -----------  -----------
   Investment in financing leases ...       47,783       47,571       43,738        43,730        4,045        3,841
 Less: Allowance for losses .........         (581)        (619)        (509)         (519)         (72)        (100)
       Deferred taxes arising from
           financing leases .........       (8,593)      (8,593)      (5,087)       (5,147)      (3,506)      (3,446)
                                        ------------ ------------ ------------  -----------  -----------  -----------
 Net investment in financing leases .   $   38,609   $   38,359   $   38,142    $   38,064   $      467   $      295
                                        ============ ============ ============  ===========  ===========  ===========

Contractual Maturities

At December 31, 1999 the Corporation's contractual maturities for time sales and loans and net rentals receivable were:

                                                                               Total time
(In millions)                                                                   sales and        Net rentals
                                                                                loans (a)       receivable (a)
                                                                             ----------------   ---------------
 Due in:
  2000 ..................................................................           $25,878            $14,901
  2001...................................................................            18,489             11,625
  2002 ..................................................................            17,649              7,567
  2003 ..................................................................             7,466              4,613
  2004 ..................................................................             5,972              2,906
  Thereafter ............................................................            18,171              9,362
                                                                             ----------------   ---------------
                                                                                    $93,625            $50,974
                                                                             ================   ===============

(a) Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.

Nonearning consumer receivables were $930 million and $1,250 million at December 31, 1999 and 1998, respectively, a substantial amount of which were private-label credit card loans. Nonearning and reduced-earning receivables other than consumer receivables were $932 million and $354 million at year-end 1999 and 1998, respectively.

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

An analysis of impaired loans at December 31, 1999 and 1998 is shown below.

 (In millions)                                                                        1999              1998
                                                                                  --------------    --------------
 Loans requiring allowance for losses .........................................   $         631     $         346
 Loans expected to be fully recoverable .......................................             219               158
                                                                                  --------------    --------------
                                                                                  $         850     $         504
                                                                                  ==============    ==============
 Allowance for losses .........................................................   $         179     $         109
 Average investment during year ...............................................             610               512
 Interest income earned while impaired (a) ....................................              27                39

 (a) Principally on the cash basis.

NOTE 4.        ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

 (In millions)                                                        1999             1998             1997
                                                                  ---------------  --------------   --------------
 Balance at January 1 .........................................   $       3,288    $       2,802    $       2,693
 Provisions charged to operations .............................           1,678            1,609            1,421
 Net transfers primarily related to acquisitions and sales ....             270              388              127
 Amounts written off - net ....................................          (1,457)          (1,511)          (1,439)
                                                                  ---------------  --------------   --------------
 Balance at December 31 .......................................   $       3,779     $      3,288    $       2,802
                                                                  ===============  ==============   ==============

NOTE 5.        OTHER RECEIVABLES

At year-end 1999 and 1998, this account included reinsurance recoverables of $8,138 million and $6,124 million and insurance-related receivables of $7,417 million and $7,109 million, respectively. Premium receivables, policy loans and funds on deposit with reinsurers are included in insurance-related receivables. Also in other receivables are trade receivables, accrued investment income, operating lease receivables and a variety of sundry items.

NOTE 6.        EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 1999 and 1998 are shown below.

 (In millions)                                                                         1999             1998
                                                                                   ---------------  ---------------
 Original cost
   Vehicles ...................................................................... $      10,942    $       9,825
   Aircraft ......................................................................        10,591            9,321
   Railroad rolling stock ........................................................         3,323            2,804
   Marine shipping containers ....................................................         2,309            2,565
   Other .........................................................................         3,832            3,447
                                                                                   ---------------  ---------------
                                                                                          30,997           27,962
 Accumulated amortization ........................................................        (7,392)          (7,021)
                                                                                   ---------------  ---------------
                                                                                   $      23,605    $      20,941
                                                                                   ===============  ===============

Amortization of equipment on operating leases was $2,673 million, $2,185 million and $2,102 million in 1999, 1998 and 1997, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 1999 totaled $16,058 million and are due as follows: $4,177 million in 2000; $3,177 million in 2001; $2,332 million in 2002; $1,624 million in 2003; $1,086 million in 2004 and $3,662 million thereafter.

The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 1999 and 1998, the balance of such loans, leases and equipment leased to others was $11,772 million and $10,170 million, respectively. In addition, at December 31, 1999, the Corporation had issued financial guarantees and funding commitments of $59 million ($74 million at year-end 1998) and had placed multiyear orders for various Boeing and Airbus aircraft with list prices of approximately $9.9 billion ($9.4 billion at year-end 1998).

NOTE 7.        BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, data processing equipment, vehicles, furniture and office equipment. Depreciation expense was $500 million in 1999, $431 million in 1998 and $358 million in 1997.

NOTE 8.        INTANGIBLE ASSETS

Intangible assets at December 31, 1999 and 1998 are shown in the table below.

(In millions)                                                                            1999             1998
                                                                                    --------------   --------------
 Goodwill .......................................................................   $      12,301    $      11,469
 Present value of future profits ("PVFP") .......................................           1,812            1,618
 Other intangibles ..............................................................             635              552
                                                                                    --------------   --------------
                                                                                    $      14,748    $      13,639
                                                                                    ==============   ==============

The Corporation's intangible assets are shown net of accumulated amortization of $4,233 million at December 31, 1999, and $3,396 million at December 31, 1998.

PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 15% to 7% of the year-end 1999 unamortized balance for each of the next five years.

NOTE 9.        OTHER ASSETS

Other assets at December 31, 1999 and 1998 are shown in the table below.

(In millions)                                                                            1999             1998
                                                                                    --------------   --------------
Investments:
 Assets acquired for resale .....................................................   $       3,406    $       6,167
 Investments in and advances to associated companies ............................          11,298            7,670
 Real estate ventures ...........................................................           4,397            3,131
 Other ..........................................................................           4,424            3,473
                                                                                    --------------   --------------
                                                                                           23,525           20,441
 Separate accounts ..............................................................          10,335            6,563
 Servicing assets (a) ...........................................................           1,707            1,625
 Deferred insurance acquisition costs ...........................................           4,682            3,326
 Other ..........................................................................           4,445            3,584
                                                                                    --------------   --------------
                                                                                    $      44,694    $      35,539
                                                                                    ==============   ==============

(a) associated primarily with serviced residential mortgage loans amounting to $86 billion and $91 billion at December 31, 1999 and 1998, respectively.

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 11.

NOTE 10.       BORROWINGS

Total short-term borrowings at December 31, 1999 and 1998 consisted of the following:

                                                               1999                             1998
                                                  -------------------------------- --------------------------------
                                                  ---------------  --------------- ---------------  ---------------
                                                                      Average                          Average
  (Dollars in millions)                               Amount          rate (a)         Amount          rate (a)
                                                  ---------------  --------------- ---------------  ---------------
 Commercial paper - U.S. ........................ $      84,702         6.07%      $      83,044         5.38%
 Commercial paper - non-U.S. ....................        11,909         4.19               3,953         4.80
 Current portion of long-term debt ..............        22,902         5.59              14,645         5.66
 Other ..........................................         9,746                           11,520
                                                  ---------------                  ---------------

                                                   $    129,259                     $    113,162
                                                  ===============                  ===============


Total long-term borrowings at December 31, 1999 and 1998 were as follows:

                                                       1999
                                                     average
 (Dollars in millions)                               rate (a)        Maturities         1999             1998
                                                  ---------------  --------------- ---------------  ---------------
 Senior notes ...................................      5.50%         2001-2055     $      69,770    $      58,042
 Subordinated notes (b) .........................      7.88          2006-2035               996              996
                                                                                   ---------------  ---------------
                                                                                   $      70,766    $      59,038
                                                                                   ===============  ===============

(a) Based on year-end balances and local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)      Guaranteed by GE Company.

Borrowings of the Corporation are addressed below from two perspectives - liquidity and interest rate management. Additional information about borrowings and associated swaps can be found in note 20 to the consolidated financial statements.

Liquidity requirements of the Corporation are principally met through the credit markets. Maturities of long-term borrowings during the next five years, including the current portion of long-term debt, at December 31, 1999, were $22,902 million in 2000; $15,948 million in 2001; $12,763 million in 2002;
$10,153 million in 2003 and $7,922 million in 2004.

At December 31, 1999, the Corporation held committed lines of credit aggregating $32.5 billion with 118 banks, including $12.0 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. A total of $7.7 billion of GE Capital's credit lines is available for use by GE Company. Also, at December 31, 1999, substantially all of the approximately $4.2 billion of GE Company's credit lines were available for use by the Corporation. During 1999, amounts drawn under these lines were not significant. The Corporation compensates banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

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

The following table shows the Corporation's borrowing positions at December 31, 1999 and 1998, considering the effects of swaps.

(In millions)                                                                            1999             1998
                                                                                    --------------   --------------
Effective borrowings (including swaps)
Short-term .....................................................................    $      74,347   $       72,143
                                                                                    ==============   ==============
Long-term (including current portion)
  Fixed rate (a) ...............................................................    $      90,361    $      74,226
  Floating rate ................................................................           35,317           25,831
                                                                                    --------------   --------------
Total long-term ................................................................    $     125,678    $     100,057
                                                                                    ==============   ==============

(a) Includes  the  notional  amount  of  long-term   interest  rate  swaps  that
    effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 1999, interest rate swap maturities ranged from 2000 to 2048, and average interest rates for fixed-rate borrowings (including "synthetic" fixed-rate borrowings) were 5.63% (6.03% at year-end 1998).

NOTE 11.       INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits at December 31, 1999 and 1998, are shown below.

  (In millions)                                                                          1999             1998
                                                                                    --------------   --------------
  Investment contracts and universal life benefits ..............................   $      30,448    $      29,266
  Life insurance benefits and other (a) .........................................          18,460           16,104
  Unpaid claims and claims adjustment expenses (b)...............................          21,473           19,611
  Unearned premiums .............................................................           6,060            5,715
  Separate accounts (see note 9) ................................................          10,335            6,563
                                                                                    --------------   --------------
                                                                                    $      86,776    $      77,259
                                                                                    ==============   ==============

(a) Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 5% to 9% in both 1999 and 1998.
(b) Principally property and casualty reserves; includes amounts for both reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.

When the Corporation cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances are established for such receivables from reinsurers.

The insurance liability for unpaid claims and claims adjustment expenses related to policies that may cover environmental and asbestos exposures is based on known facts and an assessment of applicable law and coverage litigation. Liabilities are recognized for both known and unasserted claims (including the cost of related litigation) when sufficient information has been developed to indicate that a claim has been incurred and a range of potential losses can be reasonably estimated. Developed case law and adequate claim history do not exist for certain claims principally due to significant uncertainties as to both the level of ultimate losses that will occur and what portion, if any, will be deemed to be insured amounts.

A summary of activity affecting unpaid claims and claims adjustment expenses follows.

(In millions)                                                         1999             1998             1997
                                                                  ---------------  --------------   --------------
Balance at January 1 - gross ...................................  $      19,611    $      14,654    $      13,184
Less reinsurance recoverables ..................................         (3,483)          (2,246)          (1,822)
                                                                  ---------------  --------------   --------------
Balance at January 1 - net .....................................         16,128           12,408           11,362
Claims and expenses incurred:
   Current year ................................................          6,917            6,330            4,494
   Prior years .................................................            248             (162)             146
Claims and expenses paid:
   Current year ................................................         (2,508)          (2,400)          (1,780)
   Prior years .................................................         (5,162)          (3,692)          (2,816)
Claim reserves related to acquired companies ...................            929            3,476            1,360
Other ..........................................................             89              168             (358)
                                                                  ---------------  --------------   --------------
Balance at December 31 - net ...................................         16,641           16,128           12,408
Add reinsurance recoverables ...................................          4,832            3,483            2,246
                                                                  ---------------  --------------   --------------
Balance at December 31 - gross .................................  $       21,473   $      19,611    $      14,654
                                                                  ===============  ==============   ==============

Prior-year claims and expenses incurred in the preceding table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

Financial guarantees and credit life risk of insurance affiliates at December 31, 1999 and 1998 are summarized below.

(In millions)                                                                            1999             1998
                                                                                    --------------   --------------
Guarantees, principally on municipal bonds and structured finance issues ........   $     177,840    $     171,020
Mortgage insurance risk in force ................................................          59,798           43,941
Credit life insurance risk in force .............................................          26,427           31,018
Less reinsurance ................................................................         (37,992)         (37,205)
                                                                                    --------------   --------------
                                                                                    $     226,073    $     208,774
                                                                                    ==============   ==============

The effects of reinsurance on premiums written and premiums and commissions earned were as follows for the past three years.

                                 Premiums written                          Premiums and commissions earned
                   ----------------------------------------------   ----------------------------------------------
(In millions)          1999            1998            1997             1999            1998            1997
                   --------------  --------------  --------------   --------------  --------------  --------------
Direct .........   $       7,382   $       6,237   $       5,206    $       7,002   $       6,063   $       5,138
Assumed ........           8,520           7,470           5,501            8,460           7,151           5,386
Ceded ..........          (2,278)         (1,842)         (1,311)          (2,514)         (1,862)         (1,256)
                   --------------  --------------  --------------   --------------  --------------  --------------
Net ............   $      13,624   $      11,865   $       9,396    $      12,948   $      11,352   $       9,268
                   ==============  ==============  ==============   ==============  ==============  ==============

Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $2,648 million, $1,594 million and $903 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 12.       MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by GE Capital and by affiliates of GE Capital. The preferred stock pays cumulative dividends at variable rates. The value of the preferred shares at December 31, 1999 and 1998 is summarized below.

(In millions)                                                                            1999             1998
                                                                                    --------------   --------------
GE Capital ......................................................................   $       2,600    $       2,300
GE Capital affiliates............................................................           1,421              860

Dividend rates in local currency on the preferred stock ranged from 0.6% to 6.1% during 1999 and from 3.9% to 5.2% during 1998.

NOTE 13.       SHARE OWNERS' EQUITY

Changes in share owners' equity for each of the last three years were as follows:

(In millions)                                                      1999            1998            1997
                                                               --------------  --------------  --------------
Cumulative Preferred Stock Issued .........................    $          10   $          10   $          10
                                                               --------------  --------------  --------------
Common Stock Issued .......................................                1               1               1
                                                               --------------  --------------  --------------
Accumulated nonowner changes other than earnings
Balance at January 1 ......................................            2,161           1,950             595
Unrealized (losses) gains on investment securities - net of
   deferred taxes of ($868), $432, and $860 ...............           (1,578)            775           1,467
Currency translation adjustments - net of deferred taxes of
   ($91), ($13) and ($58) .................................             (169)            (30)           (112)
Reclassification adjustments - net of deferred taxes of
   ($341) and ($293) ......................................             (628)           (534)           -
                                                               --------------  --------------  --------------
Balance at December 31 ....................................             (214)          2,161           1,950
                                                               --------------  --------------  --------------
Other Capital
Balance at January 1 ......................................            2,480           2,327           2,316
Contributions .............................................              192             153              11
                                                               --------------  --------------  --------------
Balance at December 31 ....................................            2,672           2,480           2,327
                                                               --------------  --------------  --------------
Retained Earnings
Balance at January 1 ......................................           15,075          12,951          11,354
Net Earnings ..............................................            4,443           3,796           3,256
Dividends .................................................           (1,666)         (1,672)         (1,659)
                                                               --------------  --------------  --------------
Balance at December 31 ....................................           17,852          15,075          12,951
                                                               --------------  --------------  --------------
Total Share Owners' Equity ................................    $      20,321   $      19,727   $      17,239
                                                               ==============  ==============  ==============

The Corporation's outstanding preferred stock amounted to $510 million at December 31, 1999, all of which was held by consolidated affiliates with the exception of $10 million of such shares, which were dividended to GE Company in 1994. All other equity is owned entirely by GE Company and an affiliate.

The Corporation's common stock was split on a ten for one basis ($1,000 par value) on July 22, 1999 and the Corporation also authorized additional common stock, accomplished through an amendment to its Certificate of Incorporation. As a result of the common stock split, GE Company owns 1,010 shares of the Corporation's common stock. On July 26, 1999, the Corporation issued 2 shares of its common stock to MRA Systems, Inc. (a GE Company affiliate) in a private placement, pursuant to a Share Exchange Agreement, dated as of July 22, 1999, between the Corporation and MRA Systems, Inc., a Delaware corporation.

Changes in fair value of available-for-sale investment securities are reflected, net of applicable taxes and other adjustments, in equity. The changes from year to year were primarily attributable to the effects of changes in year-end market interest rates on the fair value of the securities.

At December 31, 1999 and 1998, the aggregate statutory capital and surplus of the insurance businesses totaled $14.5 billion and $14.4 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

NOTE 14.       OPERATING AND ADMINISTRATIVE EXPENSES

Employees and retirees of the Corporation are covered under a number of pension, health and life insurance plans. The principal pension plan is the GE Company Pension Plan, a defined benefit plan, while employees of certain affiliates are covered under separate plans. The Corporation provides health and life insurance benefits to certain of its retired employees, principally through GE Company's benefit program, as well as through plans sponsored by other affiliates. The annual cost to the Corporation of providing these benefits is not material.

Rental expense relating to equipment the Corporation leases from others for the purpose of subleasing was $484 million in 1999, $439 million in 1998 and $392 million in 1997. Other rental expense was $583 million in 1999, $450 million in 1998 and $342 million in 1997, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 1999 are $5,041 million; $834 million in 2000; $663 million in 2001; $603 million in 2002; $540 million in 2003; $413 million in 2004 and $1,988 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

Amortization of deferred insurance acquisition costs charged to operations in 1999, 1998 and 1997 was $2,545 million, $1,940 million and $1,554 million, respectively.

NOTE 15.       INCOME TAXES

The provision for income taxes is summarized in the following table.

   (In millions)                                                      1999            1998             1997
                                                                  --------------- ---------------  ---------------
   Estimated amounts payable .....................................$         806   $         815    $         368
   Deferred tax expense from temporary differences ...............          847             549              798
                                                                  --------------- ---------------  ---------------
                                                                  $       1,653   $        1,364   $        1,166
                                                                  =============== ===============  ===============

GE Company files a consolidated U.S. federal income tax return which includes the Corporation. The provision for estimated taxes payable includes the effect of the Corporation on the consolidated return.

Estimated amounts payable includes amounts applicable to non-U.S. jurisdictions of $844 million, $813 million and $636 million in 1999, 1998 and 1997, respectively.

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

U.S. income before taxes was $3.5 billion in 1999, $3.4 billion in 1998 and $2.8 billion in 1997. The corresponding amounts for non-U.S. based operations were $2.6 billion in 1999, $1.8 billion in 1998 and $1.6 billion in 1997.

A reconciliation of the U.S. federal statutory rate to the actual income tax rate follows.

                                                                       1999            1998             1997
                                                                 ---------------- ---------------  ---------------
  Statutory U.S. federal income tax rate ........................      35.0%            35.0%            35.0%
  Increase (reduction) in rate resulting from:
    Amortization of goodwill ....................................       1.0              1.0              1.1
    Tax-exempt income ...........................................      (4.4)            (4.7)            (4.9)
    Tax on International Activities including Foreign Sales
      Corporation benefits ......................................      (4.8)            (1.3)            (2.2)
  Fuels credits .................................................      (1.5)            (1.8)            (1.6)
  Other - net ...................................................       1.8             (1.8)            (1.0)
                                                                 ---------------- ---------------  ---------------
  Actual income tax rate ........................................      27.1%            26.4%            26.4%
                                                                 ================ ===============  ===============

Principal components of the net deferred tax liability balances at December 31, 1999 and 1998, were as follows:

(In millions)                                                                            1999             1998
                                                                                     -------------    -------------
Assets:
  Allowance for losses .........................................................     $     1,379     $      1,386
  Insurance reserves ...........................................................           1,052            1,022
  AMT credit carryforwards .....................................................           1,185              903
  Other ........................................................................           1,912            1,994
                                                                                     -------------    -------------
 Total deferred tax assets .....................................................           5,528            5,305
                                                                                     -------------    -------------
 Liabilities:
  Financing leases .............................................................           8,593            8,593
  Operating leases .............................................................           2,840            2,419
  Net unrealized gains on securities ...........................................              73            1,369
  Other ........................................................................           2,977            2,514
                                                                                     -------------    -------------
 Total deferred tax liabilities ................................................          14,483           14,895
                                                                                     -------------    -------------
 Net deferred tax liability ....................................................     $     8,955     $      9,590
                                                                                     =============    =============

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

The Corporation evaluates the performance of its operating segments primarily on the basis of net earnings. Details of total revenues and net earnings by operating segment are provided in Item 7. Management's Discussion and Analysis of Results of Operations under the heading Operating Segments on page 11 of this report.

Other specific information is provided below in accordance with the requirements of SFAS No. 131 because they are included as a component of overall segment net earnings or total assets.

(In millions)                        Depreciation and amortization (a)          Provision for income taxes
                                   --------------------------------------  -------------------------------------
For the years ended December 31       1999         1998          1997         1999         1998         1997
                                   -----------  -----------  ------------  ----------- ------------  -----------
Consumer Services ..............   $   1,070    $     961    $     897     $     322   $     442     $     229
Equipment Management ...........       2,405        1,890        1,690           321         257           353
Mid-Market Financing ...........         549          405          398           241         239           198
Specialized Financing ..........          62           56           51           462          47           171
Specialty Insurance ............         179          165          140           366         359           251
All other ......................         107           91           64           (59)         20           (36)
                                   -----------  -----------  ------------  ----------- ------------  -----------
   Total .......................   $   4,372    $   3,568    $   3,240     $   1,653   $   1,364     $   1,166
                                   ===========  ===========  ============  =========== ============  ===========


                                     Time sales, loan, investment and
                                             other income (b)                        Interest expense
                                   --------------------------------------  -------------------------------------
For the years ended December 31       1999         1998          1997         1999         1998         1997
                                   -----------  -----------  ------------  ----------- ------------  -----------

Consumer Services ..............    $ 12,293     $ 10,668    $   9,586     $   3,253   $   3,601     $   3,226
Equipment Management ...........       2,364        2,288        2,032         1,588       1,486         1,296
Mid-Market Financing ...........       2,328        1,719        1,160         2,027       1,674         1,276
Specialized Financing ..........       4,028        2,712        2,250         1,836       1,552         1,437
Specialty Insurance ............       3,276        2,769        2,198           692         704           586
All other ......................         163          143          497           (37)        (51)         (172)
                                   -----------  -----------  ------------  ----------- ------------  -----------
   Total .......................    $ 24,452     $ 20,299     $ 17,723     $   9,359   $   8,966     $   7,649
                                   ===========  ===========  ============  =========== ============  ===========

                                                                              Property, plant and equipment
                                                                              additions (including equipment
                                                  Assets                          leased to others) (c)
                                              At December 31                 For the years ended December 31
                                   --------------------------------------  -------------------------------------
                                      1999         1998          1997         1999         1998         1997
                                   -----------  -----------  ------------  ----------- ------------  -----------
Consumer Services (d) (e).......     $140,924     $130,868     $117,410    $   2,441   $   2,218     $   1,863
Equipment Management (e) .......       43,368       38,301       33,771        7,956       4,408         4,314
Mid-Market Financing ...........       50,337       41,802       29,315        3,893       1,316           978
Specialized Financing (e).......       48,539       36,906       28,959          155          88            36
Specialty Insurance ............       56,819       54,649       45,359           37          53            65
All other ......................        5,031          771          594          950          27            64
                                   -----------  -----------  ------------  ----------- ------------  -----------
   Total .......................     $345,018     $303,297     $255,408    $  15,432   $    8,110    $    7,320
                                   ===========  ===========  ============  =========== ============  ===========

(a)  Includes amortization of goodwill and other intangibles.
(b)  Principally interest income.
(c) Additions to property, plant and equipment (including equipment leased to others) include amounts relating to principal businesses purchased.
(d) In 1997, the Corporation recorded its share of Montgomery Ward Holding Corp. ("MWHC") losses of $380 million (after tax), by reducing its investments in MWHC, resulting in the writing off of its investment in MWHC common and preferred stock.
(e) Total assets of the Consumer Services, Equipment Management and Specialized Financing segments at December 31, 1999 include investments in and advances to non-consolidated affiliates of $3,643 million, $4,070 million and $3,043 million, respectively, which contributed approximately $182 million, $328 million and $73 million, respectively, to segment pre-tax income for the year ended December 31, 1999.

NOTE 17.       QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data were as follows:

                                  First quarter       Second quarter        Third quarter       Fourth quarter
                                ------------------- -------------------- -------------------- -------------------
 (In millions)                    1999      1998       1999      1998       1999      1998      1999      1998
                                ---------  --------  --------- ---------  --------- --------- ---------  --------
 Revenues ....................  $ 12,383   $ 11,151  $ 13,378  $ 11,801   $ 14,002  $ 12,016  $ 15,986   $ 13,726
                                ---------  --------  --------- ---------  --------- --------- ---------  --------
 Expenses:
  Interest ...................     2,113      2,025     2,237     2,187      2,291     2,188     2,718      2,566
  Operating and administrative
   and cost of goods sold ....     5,149      4,640     5,665     4,949      6,134     4,992     7,281      6,006
  Insurance losses and
   policyholder and annuity
   benefits ..................     2,619      2,213     2,705     2,400      2,764     2,239     2,940      2,756
  Provision for losses on
   financing receivables .....       379        332       442       409        227       306       630        562
  Depreciation and
   amortization of buildings
   and equipment and equipment
   on operating leases .......       685        656       823       604        792       669       873        687
  Minority interest in net
   earnings of consolidated
   affiliates ................        38         33        45        33         49        38        54         44
                                ---------  --------  --------- ---------  --------- --------- ---------  --------
 Earnings before income taxes      1,400      1,252     1,461     1,219      1,745     1,584     1,490      1,105
 Provision for income taxes ..      (368)      (371)     (369)     (286)      (483)     (502)     (433)      (205)
                                ---------  --------  --------- ---------  --------- --------- ---------  --------
 Net earnings ................  $  1,032   $    881  $  1,092  $    933   $  1,262  $  1,082  $  1,057   $    900
                                =========  ========  ========= =========  ========= ========= =========  ========

NOTE 18.       RESTRICTED NET ASSETS OF AFFILIATES

Certain of the Corporation's consolidated affiliates are restricted from remitting funds to the Parent in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 1999, net assets of the Corporation's regulated affiliates amounted to $31.0 billion, of which $25.9 billion was restricted.

NOTE 19.       SUPPLEMENTAL CASH FLOWS INFORMATION

"Other - net operating activities" in the Statement of Cash Flows consists principally of adjustments to other liabilities, current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets, increases and decreases in assets held for sale, and other adjustments to assets.

The Statement of Cash Flows excludes certain noncash transactions that had no significant effect on the investing or financing activities of the Corporation.

Certain supplemental information related to the Corporation's cash flows were as follows for the past three years.

  (In millions)                                                       1999             1998             1997
                                                                  ---------------  --------------   --------------
  Financing receivables
  Increase in loans to customers ..............................   $    (95,661)    $    (76,142)    $    (55,689)
  Principal collections from customers - loans ................         86,379           65,573           50,679
  Investment in equipment for financing leases ................        (18,173)         (20,299)         (16,420)
  Principal collections from customers - financing leases .....         13,634           15,467           13,796
  Net change in credit card receivables .......................        (10,740)          (4,705)          (4,186)
  Sales of financing receivables ..............................         11,473           13,805            9,922
                                                                  ---------------  --------------   --------------
                                                                  $    (13,088)    $     (6,301)    $     (1,898)
                                                                  ===============  ==============   ==============
  All other investing activities
  Purchases of securities by insurance and annuity businesses .   $    (26,271)    $    (23,897)    $    (19,274)
  Dispositions and maturities of securities by insurance and
   annuity businesses .........................................         23,979           20,639           17,280
  Proceeds from principal business dispositions ...............            279                -              241
  Other .......................................................         (5,810)          (7,820)          (3,893)
                                                                  ---------------  --------------   --------------
                                                                  $     (7,823)    $    (11,078)    $     (5,646)
                                                                  ===============  ==============   ==============


  Newly issued debt having maturities longer than 90 days
  Short-term (91 to 365 days) .................................   $     15,799     $      5,881     $      3,502
  Long-term (longer than one year) ............................         30,082           33,453           15,566
  Proceeds - nonrecourse, leveraged lease debt ................          1,724            2,106            1,757
                                                                  ---------------  --------------   --------------
                                                                  $     47,605     $     41,440     $     20,825
                                                                  ===============  ==============   ==============
  Repayments and other reductions of debt having maturities
    longer than 90 days
  Short-term (91 to 365 days) .................................   $    (21,211)    $    (25,901)    $    (21,320)
  Long-term (longer than one year) ............................         (5,447)          (4,739)          (1,150)
  Principal payments - nonrecourse, leveraged lease debt ......           (266)            (387)            (287)
                                                                  ---------------  --------------   --------------
                                                                  $    (26,924)    $    (31,027)    $    (22,757)
                                                                  ===============  ==============   ==============
  All other financing activities
  Proceeds from sales of investment contracts .................   $      7,236     $      5,149     $      4,717
  Preferred stock issued by consolidated affiliates ...........            513              270              605
  Redemption of investment contracts ..........................         (7,127)          (5,533)          (4,537)
                                                                  ---------------  --------------   --------------
                                                                  $        622     $       (114)    $        785
                                                                  ===============  ==============   ==============
  Cash paid during the year for:
  Interest ....................................................   $     (9,596)    $     (8,677)    $     (7,797)
  Income taxes ................................................           (351)            (947)            (341)

Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses.

"Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

(In millions)                                                          1999            1998             1997
                                                                   --------------   -------------    -------------
Fair value of assets acquired .................................    $     16,208     $     29,498     $     15,190
Cash paid .....................................................         (10,075)         (18,405)          (4,736)
                                                                   --------------   -------------    -------------
Liabilities assumed ...........................................    $      6,133     $     11,093     $     10,454
                                                                   ==============   =============    =============

NOTE 20.       ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which the Corporation is a party. Apart from the Corporation's own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 1999 or 1998. Assets and liabilities that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities and separate accounts.

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

Information about financial instruments that were not carried at fair value at December 31, 1999 and 1998, is shown below.

                                                1999                                           1998
                              -------------------------------------------  --------------------------------------------
                                               Assets (liabilities)                          Assets (liabilities)
                                         --------------------------------              --------------------------------
                                         Carrying                                      Carrying
                              Notional    amount    Estimated fair value   Notional     amount    Estimated fair value
                                                    ---------------------                         ---------------------
 (In millions)                 amount      (net)      High        Low       amount       (net)      High        Low
                              ---------  ---------- ----------  ---------  ----------  ---------  ---------- ----------
Assets
 Time sales and loans ....... $     (a)  $  90,427  $  90,313   $  88,813  $     (a)   $  74,616  $  75,474  $  74,293
 Integrated interest rate
 swaps ......................    15,933         18         59          59     14,135          16       (102)      (102
 Purchased options ..........     8,949         60        174         174     11,195         146        158        158
 Mortgage-related positions
  Mortgage purchase                 669          -          -           -      1,983           -         15         15
    commitments .............
  Mortgage sale commitments .     1,452          -          4           4      3,276           -         (9)        (9)
  Mortgages held for sale ...       (a)      2,522      2,516       2,488        (a)       4,405      4,457      4,457
  Options, including             23,929         76         56          56     21,433          91        181        181
  "floors" ..................
  Interest rate swaps and         4,054          -        (67)        (67)     6,662           -         49         49
  futures ...................
 Other financial instruments        (a)      4,478      4,558       4,528        (a)       3,205      3,433      3,231
Liabilities
 Borrowings and related
   instruments
  Borrowings (b) (c) ........       (a)   (200,025)  (198,798)   (198,798)       (a)    (172,200)  (174,492)  (174,492)
  Interest rate swaps .......    56,339          -        (99)        (99)    46,325           -     (1,449)    (1,449)
  Currency swaps ............    22,744          -     (1,425)     (1,425)    29,645           -        252        252
  Currency forwards .........    26,806          -       (459)       (459)    23,409           -       (389)      (389)
 Investment contract
   benefits .................       (a)    (24,943)   (24,420)    (24,420)       (a)     (23,893)   (23,799)   (23,799)
 Insurance - financial
   guarantees and credit
   life .....................   226,073     (2,757)    (2,797)     (2,909)   208,774      (3,135)    (3,339)    (3,446)
 Credit and liquidity
   support -securitizations .    34,389       (144)      (144)       (144)    21,703         (29)       (29)       (29)
 Performance guarantees
   -principally letters of
   credit ...................     3,472        (56)       (56)        (56)     2,684           -          -          -
 Other financial instruments      2,545     (1,473)    (1,444)     (1,444)     2,888      (1,921)    (1,190)    (1,190)
Other firm commitments
  Currency forwards .........     3,778        (14)       (41)        (41)     5,072           -        (52)       (52)
  Currency swaps ............       767        238        200         200        915          72         72         72
  Ordinary course of
    business lending
    commitments .............     7,822          -          -           -      9,839           -        (12)       (12)
  Unused revolving credit
  lines
   Commercial ...............    11,440          -          -           -      6,401           -          -          -
   Consumer - principally
     credit cards ...........   151,651          -          -           -    132,475           -          -          -

(a) Not applicable.
(b) Includes effects of interest rate and currency swaps, which also are listed separately.
(c) See note 10.

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

Swaps of interest rates and currencies are used by the Corporation to optimize funding costs for a particular funding strategy (see note 10). Interest rate and currency swaps, along with purchased options and futures, are used by the Corporation to establish specific hedges of mortgage-related assets and to manage net investment exposures. Credit risk of these positions is evaluated by management under the credit criteria discussed below. As part of its ongoing customer activities, the Corporation also enters into swaps that are integrated into investments in or loans to particular customers and do not involve assumption of third-party credit risk. Such integrated swaps are evaluated and monitored like their associated investments or loans and are not therefore subject to the same credit criteria that would apply to a stand-alone position.

Counterparty credit risk - risk that counterparties will be financially unable to make payments according to the terms of the agreements - is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counterparties. At December 31, 1999 and 1998, this gross market risk amounted to $2.0 billion and $2.3 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $3.6 billion at both year-end 1999 and 1998.

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

         Counterparty credit criteria

                                                                                        Credit rating
                                                                               -------------------------------
                                                                                                 Standard &
                                                                                  Moody's          Poor's
                                                                               --------------   --------------
         Term of transaction
           Between one and five years ......................................        Aa3              AA-
           Greater than five years .........................................        Aaa              AAA
         Credit exposure limits
           Up to $50 million ...............................................        Aa3              AA-
           Up to $75 million ...............................................        Aaa              AAA

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

                                              Revenues                             Long-lived assets
                                   For the years ended December 31                  At December 31
                               ----------------------------------------- ----------------------------------------
 (In millions)                     1999          1998          1997          1999          1998          1997
                               ------------- ------------- ------------- ------------  ------------  ------------
 United States ..............  $   34,063    $   30,498    $   26,188    $   13,270    $   10,476    $    9,714
 Europe .....................      14,045        13,072         9,490         3,449         3,614         2,727
 Pacific Basin ..............       3,722         1,418           940         1,280           625           270
 Global (a) .................       1,788         1,682         1,669         8,960         8,160         7,543
 Other (b) ..................       2,131         2,024         1,644         1,682         1,161           944
                               ------------- ------------- ------------- ------------  ------------  ------------
   Total ....................  $   55,749    $   48,694    $   39,931    $   28,641    $   24,036    $   21,198
                               ============= ============= ============= ============  ============  ============

(a) Includes operations that cannot meaningfully be associated with specific geographic areas (for example, commercial aircraft and shipping containers used on ocean-going vessels).

(b)  Principally the Americas other than the United States.


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

             Included in Part II of this report:

                Independent Auditors' Report

                Statement of Earnings for  each of  the years in  the three-year period ended December 31, 1999

                Statement of Changes  in  Share Owners'  Equity for each of  the years in the three-year period ended

                  December 31, 1999

                Statement of Financial Position at December 31, 1999 and 1998

                Statement of Cash Flows for each of the years in the  three-year period ended December 31, 1999

                Notes to Consolidated Financial Statements

             Incorporated by reference:

                The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1999 (pages F-1 through F-44) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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


Exhibit                           Description
Number

3(i) A complete copy of the Certificate of Incorporation of the Corporation as last amended on July 22, 1999 and currently in effect, consisting of the following: (a) the Certificate of Incorporation of the Corporation as in effect immediately prior to the filing of a Certificate of Amendment on July 22, 1999 (incorporated by reference to Exhibit 3(i) of the Corporation's Form 10-K Report for the year ended December 31, 1993); and
       (b) a Certificate of Amendment filed with the Office of the Secretary of State, State of Delaware on July 22, 1999 (incorporated by reference to
       Exhibit 3(i) of the Corporation's Form 10-Q Report for the quarter ended June 26, 1999).

3(ii) A complete copy of the By-Laws of the Corporation as last amended on June 30, 1994, and currently in effect. (Incorporated by reference to Exhibit 3(ii) of the Corporation's Form 10-K Report for the year ended December 31, 1994).

4(a) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

12(a)  Computation of ratio of earnings to fixed charges.

12(b) Computation of ratio of earnings to combined fixed charges and preferred stock dividends.

23(ii) Consent of KPMG LLP.

24     Power of Attorney.

27     Financial Data Schedule (filed electronically herewith).

99(a) Income Maintenance Agreement dated March 28, 1991, between General Electric Company and General Electric Capital Corporation. (Incorporated by reference to Exhibit 28 of the Corporation's Form 10-K Report for the year ended December 31, 1992).

99(b) The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 1999, (pages F-1 through F-44) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

99(c) Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation (S.E.C. File No. 0-27394) for the year ended December 31, 1999 (Pages 5 through 10).

99(d) Letter, dated February 4, 1999, from Dennis D. Dammerman of General Electric Company to Denis J. Nayden of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99 (g) to General Electric Capital Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-59707).


  (b)  Reports on Form 8-K

                            None.


       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)                             1999             1998             1997
                                                                      -------------    -------------    -------------
REVENUES .........................................................    $        26        $       1      $       237
                                                                      -------------    -------------    -------------
EXPENSES:
  Interest .......................................................            378              306              289
  Operating and administrative ...................................            342              234              445
                                                                      -------------    -------------    -------------
 Loss before income taxes and equity in earnings of affiliates ...           (694)            (539)            (497)
 Income tax benefit ..............................................            194              143              175
 Equity in earnings of affiliates ................................          4,943            4,192            3,578
                                                                      -------------    -------------    -------------
 NET EARNINGS ....................................................          4,443            3,796            3,256
 Dividends paid ..................................................         (1,666)          (1,672)          (1,659)
 Retained earnings at January 1 ..................................         15,075           12,951           11,354
                                                                      -------------    -------------    -------------
 RETAINED EARNINGS AT DECEMBER 31 ................................    $    17,852      $    15,075      $    12,951
                                                                      =============    =============    =============


See Notes to Condensed Financial Statements.


       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.

                    CONDENSED STATEMENT OF FINANCIAL POSITION

 At December 31 (In millions)                                                               1999             1998
                                                                                       --------------   --------------
 ASSETS
 Cash and equivalents ..............................................................   $         -                -
 Investment in and advances to affiliates ..........................................        27,325           26,611
 Other assets.......................................................................           242              308
                                                                                       --------------   --------------
  Total assets .....................................................................   $    27,567      $    26,919
                                                                                       ==============   ==============
 LIABILITIES AND EQUITY
 Short-term borrowings .............................................................   $     6,137      $     6,018
 Long-term borrowings ..............................................................           299              299
 Accounts payable ..................................................................            12               72
 Other liabilities .................................................................           298              303
                                                                                       --------------   --------------
  Total liabilities ................................................................         6,746            6,692
                                                                                       --------------   --------------
 Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000
   shares issued and held primarily by affiliates at December 31, 1999 and 1998) ...           510              510
 Common stock, $1,000 par value (1,260  and 1,010 shares  authorized at December
   31, 1999  and  1998,  respectively,  1,012  and 1,010  shares  outstanding at
   December 31, 1999 and 1998, respectively) .......................................             1                1
 Additional paid-in capital ........................................................         2,672            2,480
 Retained earnings .................................................................        17,852           15,075
 Accumulated unrealized gains on investment securities held by affiliates - net (a)            170            2,376
 Accumulated foreign currency translation adjustments (a) ..........................          (384)            (215)
                                                                                       --------------   --------------
  Total equity .....................................................................        20,821           20,227
                                                                                       --------------   --------------
  Total liabilities and equity .....................................................   $    27,567      $    26,919
                                                                                       ==============   ==============

(a) The sum of accumulated unrealized gains on investment securities held by affiliates and accumulated foreign currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," and was ($214) million and $2,161 million at year-end 1999 and 1998, respectively.

See Notes to Condensed Financial Statements.


       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

 For the years ended December 31 (In millions)                            1999             1998             1997
                                                                      --------------   --------------   --------------
 CASH FROM OPERATING ACTIVITIES ...................................   $     1,387      $       669      $     1,414
                                                                      --------------   --------------   --------------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Change in investment and advances to affiliates ..................            45           (1,339)              59
 Net change in other assets .......................................           115             (101)             (44)
                                                                      --------------   --------------   --------------
   Cash from (used for) investing activities ......................           160           (1,440)              15
                                                                      --------------   --------------   --------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in borrowings (less than 90-day maturities) ...........           119            2,443              223
 Dividends paid ...................................................        (1,666)          (1,672)          (1,659)
                                                                      --------------   --------------   --------------
   Cash (used for) from financing activities ......................        (1,547)             771           (1,436)
                                                                      --------------   --------------   --------------
 DECREASE IN CASH AND EQUIVALENTS DURING THE YEAR .................             -                -               (7)
 CASH AND EQUIVALENTS AT BEGINNING OF YEAR ........................             -                -                7
                                                                      --------------   --------------   --------------
 CASH AND EQUIVALENTS AT END OF YEAR ..............................   $         -      $         -      $         -
                                                                      ==============   ==============   ==============


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

Dividends from affiliates

In 1999 and 1998, GE Capital Services received dividends of $338 million and $363 million, respectively, from GE Global Insurance Holding Corporation and $1,423 million and $798 million, respectively, from General Electric Capital Corporation ("GE Capital").


       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING

                   PROPERTY AND CASUALTY INSURANCE OPERATIONS

(in millions)
                    At December 31                                             Year ended December 31
         ------------------------------------------ -------------------------------------------------------------------------------
                                 Discount
                                 deducted
                                     from
                    Liabliity  liability                                     Claims and claims
                    for upaid for unpaid                                     adjustment expenses  Amortization
          Defered  claims and claims and                Earned               incurred related to:  of deferred Paid claims
           policy      claims     claims              premiums         Net   ------------------        policy  and claims
      acquisition   djustment adjustment  Unearned         and  investment   Current     Prior    acquisition adjustment   Premiums
            costs    expenses   expenses  premiums commissions      income      Year     Years          costs   expenses    written
         --------   ---------     ------   -------    --------   ---------   --------   -------      --------   --------   --------
1999     $  1,089   $  19,683     $  334   $ 4,505    $  8,185   $   1,464   $  5,211   $   185      $  2,088   $  5,854   $  8,424
         ========   =========     ======   =======    ========   =========   ========   =======      ========   ========   ========
1998     $  1,079   $  18,396    $   354   $ 4,293    $  7,183   $   1,327   $  4,508   $  (186)     $  1,635   $  4,641   $  7,490
         ========   =========    =======   =======    ========   =========   ========   =======      ========   ========   ========
1997     $    853   $  13,672    $   347   $ 3,653    $  5,702   $   1,185   $  3,355   $   124      $  1,365   $  3,505   $  5,645
         ========   =========    =======   =======    ========   =========   ========   =======      ========   ========   ========


                                                                   Exhibit 4 (a)

                                                                  March 14, 2000

Securities and Exchange Commission
450 Fifth Street, N.W.

Washington, D.C. 20549

Subject: General Electric Capital Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999 - File No. 0-14804

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

                                         Very truly yours,

                                         GENERAL ELECTRIC CAPITAL SERVICES, INC.


                                         By: /s/ J.A. Parke
                                             J.A. Parke,
                                             Executive Vice President and
                                             Chief Financial Officer

                                                                  Exhibit 12 (a)

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.

                           AND CONSOLIDATED AFFILIATES

                Computation of Ratio of Earnings to Fixed Charges

                                                                        Years ended December 31
                                                    -----------------------------------------------------------------
 (Dollars in millions)                                 1999          1998         1997         1996          1995
                                                    ------------  -----------  ------------ ------------  -----------
 Net earnings ....................................  $   4,443     $   3,796    $   3,256    $   2,817     $   2,415
 Provision for income taxes ......................      1,653         1,364        1,166        1,231         1,105
 Minority interest ...............................        186           148          121          167           140
                                                    ------------  -----------  ------------ ------------  -----------
 Earnings before income taxes and minority
   interest ......................................      6,282         5,308        4,543        4,215         3,660
                                                    ------------  -----------  ------------ ------------  -----------
 Fixed charges:
   Interest ......................................      9,607         9,122        7,762        7,402         6,731
   One-third of rentals ..........................        356           296          245          182           175
                                                    ------------  -----------  ------------ ------------  -----------
 Total fixed charges .............................      9,963         9,418        8,007        7,584         6,906
 Less interest capitalized, net of amortization ..        (87)          (88)         (52)         (41)          (21)
                                                    ------------  -----------  ------------ ------------  -----------
 Earnings before income taxes and minority
   interest, plus fixed charges ..................   $ 16,158      $ 14,638     $ 12,498     $ 11,758      $ 10,545
                                                    ============  ===========  ============ ============  ===========
 Ratio of earnings to fixed charges ..............       1.62         1.55          1.56         1.55         1.53
                                                    ============  ===========  ============ ============  ===========


                                                                  Exhibit 12 (b)

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.

                           AND CONSOLIDATED AFFILIATES

     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends



                                                                        Years ended December 31
                                                    -----------------------------------------------------------------
 (Dollars in millions)                                 1999          1998         1997         1996          1995
                                                    ------------  -----------  ------------ ------------  -----------
 Net earnings ....................................   $  4,443      $  3,796     $  3,256     $  2,817      $  2,415
 Provision for income taxes ......................      1,653         1,364        1,166        1,231         1,105
 Minority interest ...............................        186           148          121          167           140
                                                    ------------  -----------  ------------ ------------  -----------
 Earnings before income taxes and minority
   interest ......................................      6,282         5,308        4,543        4,215         3,660
                                                    ------------  -----------  ------------ ------------  -----------
 Fixed charges:
   Interest ......................................      9,607         9,122        7,762        7,402         6,731
   One-third of rentals ..........................        356           296          245          182           175
                                                    ------------  -----------  ------------ ------------  -----------
 Total fixed charges .............................      9,963         9,418        8,007        7,584         6,906
                                                    ------------  -----------  ------------ ------------  -----------
 Less interest capitalized, net of amortization ..        (87)          (88)         (52)         (41)          (21)
                                                    ------------  -----------  ------------ ------------  -----------
 Earnings before income taxes and minority
   interest, plus fixed charges ..................    $16,158       $14,638      $12,498      $11,758       $10,545
                                                    ============  ===========  ============ ============  ===========
 Preferred stock dividend requirements ...........  $       1     $       1    $       1    $       1     $       1
 Ratio of earnings before provisions for income
   taxes to net earnings .........................       1.37          1.36         1.36         1.44          1.46
                                                    ------------  -----------  ------------ ------------  -----------
 Preferred stock dividend factor on pre-tax basis           1             1            1            1             1
 Fixed charges ...................................      9,963         9,418        8,007        7,584         6,906
                                                    ------------  -----------  ------------ ------------  -----------
 Total fixed charges and preferred stock dividend
   requirements ..................................   $  9,964      $  9,419     $  8,008     $  7,585      $  6,907
                                                    ============  ===========  ============ ============  ===========
 Ratio of earnings to combined fixed charges and
   preferred stock dividends .....................       1.62         1.55          1.56         1.55         1.53
                                                    ============  ===========  ============ ============  ===========


                                                                 Exhibit 23 (ii)

To the Board of Directors
General Electric Capital Services, Inc.:

We consent to incorporation by reference in the Registration Statement (No. 33-7348) on Form S-3 of General Electric Capital Services, Inc., of our report dated February 4, 2000, relating to the statement of financial position of General Electric Capital Services, Inc. and consolidated affiliates as of December 31, 1999 and 1998, and the related statements of earnings, changes in share owners' equity and cash flows for each of the years in the three-year period ended December 31, 1999, and related schedules, which report appears in the December 31, 1999 annual report on Form 10-K of General Electric Capital Services, Inc.

/s/ KPMG LLP

Stamford, Connecticut
March 14, 2000

                                                                      Exhibit 24

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Services, Inc., a Delaware corporation (the "Corporation"), hereby constitutes and appoints Dennis D. Dammerman, James A. Parke, Joan C. Amble and Nancy E. Barton and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 1999, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 14th day of March, 2000.

/s/ Dennis D. Dammerman                       /s/ James A. Parke
------------------------------------          ------------------
Dennis D. Dammerman,                          James A. Parke,
Chairman of the Board                         Director, Executive Vice President
and Chief Executive Officer                   and Chief Financial Officer
(Principal Executive Officer)                 (Principal Financial Officer)


                                    /s/ Joan C. Amble
                                    -----------------
                                    Joan C. Amble,
                                    Vice President and Controller
                                    (Principal Accounting Officer)












                                                                   (Page 1 of 2)

                                               /s/ Denis J. Nayden
-------------------------------------          ---------------------------------
Nigel D.T. Andrews,                            Denis J. Nayden,
Director                                       Director

/s/ Nancy E. Barton
-------------------------------------          ---------------------------------
Nancy E. Barton,                               Michael A. Neal,
Director                                       Director

/s/ James R. Bunt                              /s/ Gary M. Reiner
-------------------------------------          ---------------------------------
James R. Bunt,                                 Gary M. Reiner,
Director                                       Director

/s/ David L. Calhoun                           /s/ John M. Samuels
-------------------------------------          ---------------------------------
David L. Calhoun,                              John M. Samuels,
Director                                       Director

                                               /s/ Keith S. Sherin
-------------------------------------          ---------------------------------
Benjamin W. Heineman, Jr.,                     Keith S. Sherin,
Director                                       Director

/s/ Jeffrey R. Immelt
-------------------------------------          ---------------------------------
Jeffrey R. Immelt,                             Edward D. Stewart,
Director                                       Director

/s/ W. James McNerney, Jr.                     /s/ John F. Welch, Jr.
-------------------------------------          ---------------------------------
W. James McNerney, Jr.,                        John F. Welch, Jr.,
Director                                       Director

/s/ John H. Myers
-------------------------------------          ---------------------------------
John H. Myers,                                 William A. Woodburn,
Director                                       Director

/s/ Robert L. Nardelli
-------------------------------------
Robert L. Nardelli,
Director





A MAJORITY OF THE BOARD OF DIRECTORS







                                                                   (Page 2 of 2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENERAL ELECTRIC CAPITAL SERVICES, INC.

March 14, 2000                           By: /s/ Dennis D. Dammerman
                                             ------------------------------
                                             (Dennis D. Dammerman)
                                              Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


    Signature                         Title                       Date

/s/ Dennis D. Dammerman      Chairman of the Board and            March 14, 2000
---------------------------  Chief Executive Officer
(Dennis D. Dammerman)       (Principal Executive Officer)


/s/ James A. Parke           Director, Executive Vice President   March 14, 2000
--------------------------   and Chief Financial Officer
(James A. Parke)            (Principal Financial Officer)


/s/ Joan C. Amble             Vice President and Controller       March 14, 2000
--------------------------   (Principal Accounting Officer)
(Joan C. Amble)


NANCY E. BARTON *                         Director
JAMES R. BUNT *                           Director
DAVID L. CALHOUN *                        Director
DENNIS D. DAMMERMAN *                     Director
JEFFREY R. IMMELT *                       Director
W. JAMES McNERNEY, JR. *                  Director
JOHN H. MYERS *                           Director
ROBERT L. NARDELLI *                      Director
DENIS J. NAYDEN *                         Director
JAMES A. PARKE *                          Director
GARY M. REINER *                          Director
JOHN M. SAMUELS *                         Director
KEITH S. SHERIN *                         Director
JOHN F. WELCH, JR. *                      Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:         /s/ Joan C. Amble                                    March 14, 2000
         ---------------------------
              (Joan C. Amble)
              Attorney-in-fact