Form 10-Q
period 2000-04-01
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2000-05-15
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

                                     -------
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     -------
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000
                                  -------------

                                       OR

                                     -------
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     -------
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                                  -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At May 15, 2000, 1,012 shares of common stock with a par value of $1,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.


                                TABLE OF CONTENTS

                                                                                                          Page

                                                                                                   -------------------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements ...........................................................             1

Item 2.       Management's Discussion and Analysis of Results of Operations ..................             6

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of
              Earnings to Combined Fixed Charges and Preferred Stock Dividends ...............             9


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K ...............................................             10

Signatures    ................................................................................             11



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              Condensed Statement of Current and Retained Earnings

                                   (Unaudited)


                                                                           Three Months Ended
                                                                 ------------------------------------
                                                                     April 1,          March 27,
 (In millions)                                                         2000               1999
                                                                  -----------------  ----------------
 Revenues
 Revenues from services .........................................   $     13,448       $     10,743
 Sales of goods .................................................          2,233              1,640
                                                                  -----------------  ----------------
                                                                          15,681             12,383
                                                                  -----------------  ----------------
 Expenses
 Interest .......................................................          2,570              2,113
 Operating and administrative ...................................          4,830              3,638
 Cost of goods sold .............................................          2,070              1,511
 Insurance losses and policyholder and annuity benefits .........          2,930              2,619
 Provision for losses on financing receivables ..................            521                379
 Depreciation and amortization of buildings and equipment and
     equipment on operating leases ..............................            964                685
 Minority interest in net earnings of consolidated affiliates ...             50                 38
                                                                  -----------------  ----------------
                                                                          13,935             10,983
                                                                  -----------------  ----------------
 Earnings
 Earnings before income taxes ...................................          1,746              1,400
 Provision for income taxes......................................           (536)              (368)
                                                                  -----------------  ----------------
 Net Earnings ...................................................          1,210              1,032
 Dividends ......................................................           (441)              (386)
 Retained earnings at beginning of period .......................         17,852             15,075
                                                                  -----------------  ----------------
 Retained earnings at end of period .............................   $     18,621       $     15,721
                                                                  =================  ================













See Notes to Condensed, Consolidated Financial Statements.

          GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   Condensed Statement of Financial Position


                                                                                     April 1,          December 31,
 (In millions)                                                                         2000                1999
                                                                                 -----------------   -----------------
                                                                                    (Unaudited)
 Assets
 Cash and equivalents ......................................................      $      16,297      $        6,931
 Investment securities .....................................................             81,130              80,485
 Financing receivables:
    Time sales and loans, net of deferred income............................             97,724              93,625
    Investment in financing leases, net of deferred income..................             46,644              47,783
                                                                                 -----------------   -----------------
                                                                                        144,368             141,408
    Allowance for losses on financing receivables ..........................             (3,956)             (3,779)
                                                                                 -----------------   -----------------
       Financing receivables - net .........................................            140,412             137,629
 Other receivables - net ...................................................             29,434              30,681
 Inventories ...............................................................              1,248               1,209
 Equipment on operating leases (at cost), less accumulated amortization of
    $7,612 and $7,392 ......................................................             23,626              23,605
 Intangible assets .........................................................             15,435              14,748
 Other assets ..............................................................             51,888              49,730
                                                                                 -----------------   -----------------
         Total assets ......................................................     $      359,470      $      345,018
                                                                                 =================   =================

 Liabilities and share owners' equity

 Short-term borrowings .....................................................     $      122,216      $      129,259
 Long-term borrowings:
    Senior .................................................................             71,788              69,770
    Subordinated ...........................................................                996                 996
 Insurance liabilities, reserves and annuity benefits ......................            108,552              86,776
 Other liabilities .........................................................             22,209              24,550
 Deferred income taxes .....................................................              8,794               8,955
                                                                                 -----------------   -----------------
         Total liabilities .................................................            334,555             320,306
                                                                                 -----------------   -----------------
 Minority interest in equity of consolidated affiliates ....................              4,004               4,391
                                                                                 -----------------   -----------------
 Accumulated unrealized gains on investment securities - net ...............                101                 170
 Accumulated foreign currency translation adjustments ......................               (494)               (384)
                                                                                 -----------------   -----------------
 Accumulated non-owner changes in share owners' equity .....................               (393)               (214)
 Capital stock .............................................................                 11                  11
 Additional paid-in capital ................................................              2,672               2,672
 Retained earnings .........................................................             18,621              17,852
                                                                                 -----------------   -----------------
         Total share owners' equity ........................................             20,911              20,321
                                                                                 -----------------   -----------------
         Total liabilities and share owners' equity ........................     $      359,470      $      345,018
                                                                                 =================   =================





See Notes to Condensed, Consolidated Financial Statements.

          GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        Condensed Statement of Cash Flows

                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                   April 1,            March 27,
 (In millions)                                                                       2000                1999
                                                                               -----------------   ------------------
 Cash Flows From Operating Activities
 Net earnings ..............................................................   $        1,210      $        1,032
 Adjustments to reconcile net earnings to cash provided from operating activities:
      Provision for losses on financing receivables ........................              521                 379
      Depreciation and amortization of buildings and equipment and equipment
        on operating leases ................................................              964                 685
      Decrease in acquired insurance policyholder liabilities and reserves
        (Note 5) ...........................................................
      Other - net ..........................................................           (2,554)                459
                                                                               -----------------   ------------------
         Cash from operating activities ....................................              141               2,555
                                                                               -----------------   ------------------
 Cash Flows From Investing Activities
 Increase in loans to customers ............................................          (23,565)            (19,236)
 Principal collections from customers - loans ..............................           22,766              18,480
 Investment in equipment for financing leases ..............................           (4,131)             (3,509)
 Principal collections from customers - financing leases ...................            4,477               3,251
 Net change in credit card receivables .....................................              394                 763
 Buildings and equipment and equipment on operating leases:
      - additions ..........................................................           (2,421)             (1,368)
      - dispositions .......................................................            1,219                 871
 Payments for principal businesses purchased, net of cash acquired .........               (3)             (4,125)
 Purchases of securities by insurance and annuity businesses ...............          (11,774)             (5,594)
 Dispositions and maturities of securities by insurance and annuity
      businesses ...........................................................           10,032               5,495
 Other - net ...............................................................            2,698                (740)
                                                                               -----------------   ------------------
         Cash used for investing activities ................................             (308)             (5,712)
                                                                               -----------------   ------------------
 Cash Flows From Financing Activities
 Net change in borrowings (maturities 90 days or less) .....................           (7,284)              3,489
 Newly issued debt  -  short-term (maturities 91-365 days) .................            1,287               1,354
                     -  long-term (longer than one year) ...................            7,185               6,206
 Proceeds - non-recourse, leveraged lease debt .............................              161                 165
 Repayments and other reductions:
                    -  short-term (maturities 91-365 days) .................           (3,681)             (6,512)
                    -  long-term (longer than one year) ....................             (444)               (774)
 Principal payments - non-recourse, leveraged lease debt ...................             (101)               (206)
 Proceeds from sales of investment contracts ...............................            1,960               1,548
 Cash received upon assumption of Toho Mutual Life Insurance Company
      insurance liabilities ................................................           13,177                   -
 Redemption of investment contracts ........................................           (2,286)             (1,589)
 Dividends paid ............................................................             (441)               (386)
 Issuance of variable cumulative preferred stock by consolidated affiliates                 -                 300
                                                                               -----------------   ------------------
         Cash from financing activities ....................................            9,533               3,595
                                                                               -----------------   ------------------
 Increase in Cash and Equivalents ..........................................            9,366                 438
 Cash and Equivalents at Beginning of Period ...............................            6,931               3,342
                                                                               -----------------   ------------------
 Cash and Equivalents at End of Period .....................................   $       16,297      $        3,780
                                                                               =================   ==================

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

                                                                                          Three Months Ended
                                                                                  ------------------------------------
                                                                                     April 1,         March 27, 1999
(In millions)                                                                          2000
                                                                                 -----------------   -----------------
 Net earnings ..............................................................      $       1,210      $        1,032
 Unrealized gains (losses) on investment securities - net ..................                (69)               (444)
 Foreign currency translation adjustments ..................................               (110)                (72)
                                                                                 -----------------   -----------------
   Total ...................................................................      $       1,031       $         516
                                                                                 =================   =================

5. On March 1, 2000, the insurance policies and related assets of Toho Mutual Life Insurance Company were transferred to GE Edison Life Insurance Company ("GE Edison"), a subsidiary of GE Financial Assurance Holdings, Inc., a wholly-owned, indirect subsidiary of GECS. Total cash, investment securities and time sales and loans acquired by GE Edison was $19.7 billion, and restructured insurance contracts and other liabilities assumed were $21.5 billion.

6. Revenues and net earnings of the Corporation, by operating segment, for the three months ended April 1, 2000 and March 27, 1999 were as follows:

                                                                 Three Months Ended
                                                         -----------------------------------
                                                            April 1,          March 27,
 (In millions)                                                2000              1999
                                                         ----------------  -----------------
 Revenues
 Consumer Services ...................................     $      5,511      $      4,381
 Equipment Management ................................            3,733             3,559
 Mid-Market Financing ................................            1,256               999
 Specialized Financing ...............................            1,716               800
 Specialty Insurance .................................            2,602             2,586
 All other ...........................................              863                58
                                                         ----------------  -----------------
   Total revenues ....................................     $     15,681      $     12,383
                                                         ================  =================

 Net Earnings
 Consumer Services ...................................     $        284      $        221
 Equipment Management ................................              151               210
 Mid-Market Financing ................................              152               114
 Specialized Financing ...............................              598               195
 Specialty Insurance .................................              198               350
 All other ...........................................             (173)              (58)
                                                         ----------------  -----------------
   Total net earnings ................................     $      1,210      $      1,032
                                                         ================  =================

Item 2.  Management's Discussion and Analysis of Results of Operations

Overview

Net earnings for the first three months of 2000 were $1,210 million, a $178 million (17%) increase over the first three months of 1999. The results reflected the globalization and diversity of the Corporation's businesses. The improvement in earnings was largely attributable to the effects of continued asset growth, principally from acquisitions of businesses and portfolios.

Operating Results

Total Revenues from all sources increased $3,298 million (27%) to $15,681 million for the first three months of 2000, compared with $12,383 million for the first three months of 1999. This increase primarily reflected core growth and asset gains in the Specialized Financing segment, a combination of core and acquisition growth in the Consumer Services segment, and core growth in the Mid-Market Financing segment.

Interest expense for the first three months of 2000 was $2,570 million, 22% higher than for the first three months of 1999. The increase primarily reflected the effects of higher average borrowings used to finance asset growth. The composite interest rate on the Corporation's borrowings for the first three months of 2000 was 5.57% compared with 5.33% in the first three months of 1999.

Operating and administrative expenses were $4,830 million for the first three months of 2000; a 33% increase over the first three months of 1999. The increase primarily reflected costs associated with businesses and portfolios acquired over the past year and increases in insurance commissions.

Cost of goods sold is associated with activities of the Corporation's computer equipment distribution business and retail operations. This cost amounted to $2,070 million for the first three months of 2000, compared with $1,511 million for the first three months of 1999. The increase primarily reflected the consolidation of the retail operation.

Insurance losses and policyholder and annuity benefits increased $311 million to $2,930 million for the first three months of 2000, compared with the first three months of 1999. The increase primarily reflected the effects of growth in premium volume, and a higher loss ratio within the reinsurance business attributable to an increase in property-related incurred losses, partially offset by improved market conditions in the mortgage insurance business.

Provision for losses on financing receivables was $521 million for the first three months of 2000 compared with $379 million for the first three months of 1999. These provisions principally related to credit cards, personal loans and auto loans and auto leases in the Consumer Services segment, which are discussed below under Portfolio Quality.

Depreciation and amortization of buildings and equipment and equipment on operating leases increased $279 million to $964 million for the first three months of 2000 compared with $685 million for the first three months of 1999. The increase was principally the result of higher shorter-lived levels of equipment on operating leases, primarily reflecting acquisition growth.

Provision for income taxes was $536 million for the first three months of 2000 (an effective tax rate of 30.7%), compared with $368 million for the first three months of 1999 (an effective tax rate of 26.3%). The higher provision for income taxes primarily reflected increased non-U.S. earnings.

Operating Segments

Revenues and net earnings of the Corporation, by operating segment, for the three months ended April 1, 2000 and March 27, 1999 are summarized and discussed below.

                                                                                 Three Months Ended
                                                                        --------------------------------------
                                                                           April 1,            March 27,
(In millions)                                                                2000                 1999
                                                                        -----------------   ------------------
Revenues
Consumer Services ..................................................      $      5,511        $      4,381
Equipment Management ...............................................             3,733               3,559
Mid-Market Financing ...............................................             1,256                 999
Specialized Financing ..............................................             1,716                 800
Specialty Insurance ................................................             2,602               2,586
All other ..........................................................               863                  58
                                                                        -----------------   ------------------
   Total revenues ..................................................      $     15,681        $     12,383
                                                                        =================   ==================

Net Earnings
Consumer Services ..................................................      $        284        $        221
Equipment Management ...............................................               151                 210
Mid-Market Financing ...............................................               152                 114
Specialized Financing ..............................................               598                 195
Specialty Insurance ................................................               198                 350
All other ..........................................................              (173)                (58)
                                                                        -----------------   ------------------
   Total net earnings ..............................................      $      1,210        $      1,032
                                                                        =================   ==================


Consumer Services revenues increased 26% and net earnings increased 29% for the first three months of 2000, compared with the first three months of 1999. The increase in revenues was led by acquisition-related and core growth in the consumer savings and insurance, U.S. consumer credit card, and non-U.S. consumer finance businesses, partially offset by the effects of asset reductions in automobile financing activities. The increase in net earnings was led by a combination of acquisition-related growth in the consumer savings and insurance business and acquisition-related growth and asset gains in the U.S. consumer credit card business.

Equipment Management revenues grew 5% for the first three months of 2000, compared with the corresponding period in 1999 primarily as a result of acquisition-related and core growth in fleet services and core growth in aviation services, partially offset by volume declines in the European information technology products and services business. The net earnings decreased 28% for the first three months of 2000, compared with the corresponding period in 1999 primarily attributable to volume declines in the European information technology products and services business, partially offset by core growth in the commercial aircraft management business and the satellite service business.

Mid-Market Financing revenues grew 26% and net earnings increased 33% for the first three months of 2000, compared with the corresponding period in 1999, primarily as a result of core growth from increased originations.

Specialized Financing revenues rose 115%, while net earnings increased 207% in the first three months of 2000, compared with the first three months of 1999. Revenues principally reflect increases in asset gains as well as origination growth. Revenue and net earnings growth in both years is principally the result of operating strength led by gains on sale of equity investments.

Specialty Insurance revenues grew 1% in the first three months of 2000, compared with the corresponding period in 1999 as a result of increased premium income associated with origination volume partially offset by reduced net realized investment gains in the reinsurance business. Net earnings decreased 43% in the first three months of 2000, compared with the corresponding period in 1999 principally reflecting lower net realized investment gains and increased frequency and severity of property-related losses in the reinsurance business.

All Other growth in revenues and increase in net loss were primarily the result of the consolidation of the retail operation. For the first three months of 2000, the retail business had revenues of $719 million and a net loss of $80 million.

Portfolio Quality

Financing receivables are the financing businesses' largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $144.4 billion at April 1, 2000, from $141.4 billion at the end of 1999, primarily reflecting the effects of acquisition growth and higher origination volume, partially offset by foreign currency translation on European financing receivables. The related allowance for losses at April 1, 2000 amounted to $4.0 billion ($3.8 billion at the end of 1999) and represents management's best estimate of probable losses inherent in the portfolio given its strength and diversity, and current economic circumstances. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $50.8 billion at April 1, 2000, a decrease of $1.6 billion from the end of 1999. Nonearning receivables remained steady at $0.9 billion, 1.8% of total consumer financing receivables, at April 1, 2000 and December 31, 1999. Write-offs of consumer receivables increased to $0.4 billion for the first three months of 2000 compared with $0.3 billion for the first three months of 1999. This increase was primarily attributable to the effects of higher average revolving product receivable balances resulting from acquisitions.

Other financing receivables, totaling $93.6 billion at April 1, 2000 ($89.1 billion at December 31, 1999), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $1.0 billion at April 1, 2000, compared with $0.9 billion at year-end 1999.

The Corporation held loans and leases to commercial airlines amounting to $12.0 billion at April 1, 2000, up from $11.8 billion at the end of 1999.

Statement of Financial Condition

The Corporation's assets increased by $14.5 billion from the end of 1999, largely a result of acquisition of certain assets and liabilities of Toho Mutual Life Insurance Company ("Toho"), an entity that was insolvent when acquired. That acquisition included approximately $13 billion in cash, as well as financing receivables and other assets, in exchange for assuming Toho's existing insurance policyholder liabilities. The significant cash position of Toho at the date of acquisition reflects the liquidity needs of the business, particularly policyholder redemptions expected to occur over the succeeding six months.

Statement of Cash Flows

The Corporation's cash and equivalents increased by $9.4 billion during the first quarter of 2000 to $16.3 billion, principally as a result of cash acquired in connection with the Toho acquisition. Cash provided from operating activities amounted to $141 million during the first three months of 2000. The decrease in cash from operating activities compared with last year was largely attributable to insurance policyholder redemptions associated with the Toho acquisition. Cash from financing activities totaled $9.5 billion, primarily as a result of insurance policyholder liabilities assumed in the Toho acquisition, the effect of which was partially offset by net reductions in debt. The principal use of cash during the period was for investing activities ($0.3 billion), a majority of which was attributable to net purchases of securities by insurance and annuity businesses.

                                                                      EXHIBIT 12

        GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                Computation of Ratio of Earnings to Fixed Charges

                                       and

                      Computation of Ratio of Earnings to
              Combined Fixed Charges and Preferred Stock Dividends

                        Three months Ended April 1, 2000

                                   (Unaudited)


                                                                                                        Ratio of
                                                                                                       Earnings to
                                                                                                      Combined Fixed
                                                                                     Ratio of          Charges and
                                                                                    Earnings to      Preferred Stock
 (Dollar Amounts In millions)                                                      Fixed Charges        Dividends
                                                                                 -----------------   -----------------
 Net earnings ..............................................................       $       1,210       $       1,210
 Provision for income taxes ................................................                 536                 536
 Minority interest in net earnings of consolidated affiliates ..............                  50                  50
                                                                                 -----------------   -----------------
 Earnings before provision for income taxes and minority interest ..........               1,796               1,796
 Fixed charges:
    Interest ...............................................................               2,670               2,670
    One-third of rentals ...................................................                 107                 107
                                                                                 -----------------   -----------------
 Total fixed charges .......................................................               2,777               2,777
 Less interest capitalized, net of amortization ............................                 (25)                (25)
                                                                                 -----------------   -----------------
 Earnings before provision for income taxes and minority interest, plus fixed
    charges ................................................................       $       4,548       $       4,548
                                                                                 =================   =================
 Ratio of earnings to fixed charges ........................................                1.64
                                                                                 =================
 Preferred stock dividend requirements .....................................                          $         -
 Ratio of earnings before provision for income taxes to net earnings .......                                    1.44
                                                                                                     -----------------
 Preferred stock dividend factor on pre-tax basis ..........................                                    -
 Fixed charges .............................................................                                   2,777
                                                                                                     -----------------
 Total fixed charges and preferred stock dividend requirements .............                           $       2,777
                                                                                                     =================
 Ratio of earnings to combined fixed charges and preferred stock dividends .                                    1.64
                                                                                                     =================


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

                                         GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                         ---------------------------------------
                                                                    (Registrant)


Date: May 15, 2000            By:        /s/ J.A. Parke
                                       -------------------------------------
                                          J.A. Parke,
                            Executive Vice President and Chief Financial Officer
                                      (Principal Financial Officer)



Date: May 15, 2000            By:         /s/ J.C. Amble
                                       -------------------------------------
                                           J.C. Amble,
                                       Vice President and Controller
                                       (Principal Accounting Officer)

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                INDEX TO EXHIBITS


EXHIBIT NO.                                                             PAGE
-----------                                                           --------

   12       Computation   of  ratio  of  earnings  to  fixed
            charges  and computation of ratio of earnings to
            combined fixed charges and preferred stock dividends ...     13


   27       Financial Data Schedule (filed electronically only)