Form 10-Q
period 2000-09-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2000-10-26
CIK 797463

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

                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

         -------
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -------
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                         Commission file number 0-14804


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At October 25, 2000, 1,012 shares of common stock with a par value of $1,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS



                                                                            Page
                                                                           -----
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements                                            1

Item 2.       Management's Discussion and Analysis of
              Results of Operations                                           5

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges
              and Computation of Ratio of Earnings to Combined
              Fixed Charges and Preferred Stock Dividends                     8


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K .                              9

Signatures                                                                   10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

                                   (Unaudited)


                                                                     Three Months Ended          Nine Months Ended
                                                             -----------------------------  ------------------------------
(In millions)                                                September 30,   September 25,  September 30,    September 25,
                                                                  2000           1999           2000              1999
                                                             -------------   -------------  -------------     ------------
REVENUES
Revenue from services                                         $ 14,052         $ 11,650         $ 41,565         $ 33,810
Sales of goods                                                   2,392            2,352            7,030            5,953
                                                              --------         --------         --------         --------
                                                                16,444           14,002           48,595           39,763
                                                              --------         --------         --------         --------
EXPENSES
Interest                                                         2,765            2,291            8,146            6,641
Operating and administrative                                     4,377            4,010           13,913           11,507
Cost of goods sold                                               2,207            2,124            6,515            5,441
Insurance losses and policyholder and annuity benefits           3,731            2,764           10,513            8,088
Provision for losses on financing receivables                      463              227            1,405            1,048
Depreciation and amortization of buildings and
   equipment and equipment on operating leases                     825              792            2,481            2,300
Minority interest in net earnings of consolidated
   affiliates                                                       56               49              159              132
                                                              --------         --------         --------         --------
                                                                14,424           12,257           43,132           35,157
                                                              --------         --------         --------         --------
EARNINGS
Earnings before income taxes                                     2,020            1,745            5,463            4,606
Provision for income taxes                                        (542)            (483)          (1,498)          (1,220)
                                                              --------         --------         --------         --------

NET EARNINGS                                                     1,478            1,262            3,965            3,386
Dividends                                                         (510)            (473)          (1,392)          (1,268)
Retained earnings at beginning of period                        19,457           16,404           17,852           15,075
                                                              --------         --------         --------         --------

RETAINED EARNINGS AT END OF PERIOD                            $ 20,425         $ 17,193         $ 20,425         $ 17,193
                                                              ========         ========         ========         ========

See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    CONDENSED STATEMENT OF FINANCIAL POSITION

                                                                                  September 30,       December 31,
(In millions)                                                                          2000               1999
                                                                               -----------------   -----------------
                                                                                       (Unaudited)

ASSETS
Cash and equivalents                                                              $   7,132         $   6,931
Investment securities                                                                88,157            80,485
Financing receivables:
        Time sales and loans, net of deferred income                                 89,163            90,140
        Investment in financing leases, net of deferred income                       48,658            47,783
                                                                                  ---------         ---------
                                                                                    137,821           137,923
        Allowance for losses on financing receivables                                (3,710)           (3,708)
                                                                                  ---------         ---------

           Financing receivables - net                                              134,111           134,215
Other receivables - net                                                              39,468            34,095
Inventories                                                                           1,642             1,209
Equipment on operating leases (at cost), less accumulated amortization of
   $7,764 and $7,392                                                                 23,285            23,605
Intangible assets                                                                    15,198            14,748
Other assets                                                                         57,006            49,730
                                                                                  ---------         ---------

        TOTAL ASSETS                                                              $ 365,999         $ 345,018
                                                                                  =========         =========

LIABILITIES AND SHARE OWNERS' EQUITY
Short-term borrowings                                                             $ 124,071         $ 129,259
Long-term borrowings:
        Senior                                                                       74,080            69,770
        Subordinated                                                                    996               996
Insurance liabilities, reserves and annuity benefits                                107,183            86,776
Other liabilities                                                                    24,893            24,550
Deferred income taxes                                                                 8,459             8,955
                                                                                  ---------         ---------

        Total liabilities                                                           339,682           320,306
                                                                                  ---------         ---------

Minority interest in equity of consolidated affiliates                                3,956             4,391
                                                                                  ---------         ---------

Accumulated unrealized (losses) / gains on investment securities - net                 (104)              170
Accumulated foreign currency translation adjustments                                   (713)             (384)
                                                                                  ---------         ---------

Accumulated non-owner changes in share owners' equity                                  (817)             (214)
Capital stock                                                                            11                11
Additional paid-in capital                                                            2,742             2,672
Retained earnings                                                                    20,425            17,852
                                                                                  ---------         ---------

        Total share owners' equity                                                   22,361            20,321
                                                                                  ---------         ---------

        TOTAL LIABILITIES AND SHARE OWNERS' EQUITY                                $ 365,999         $ 345,018
                                                                                  =========         =========

See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                  Condensed Statement of Cash Flows(Unaudited)

                                                                                         Nine Months Ended
                                                                                -------------------------------------
                                                                                 September 30,        September 25,
(In millions)                                                                        2000                 1999
                                                                               -----------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                         $  3,965         $  3,386
Adjustments to reconcile net earnings to cash provided from operating activities:
      Provision for losses on financing receivables                                    1,405            1,048
      Depreciation and amortization of buildings and equipment and equipment on        2,481            2,300
         operating leases
      Other - net                                                                     (4,846)           3,812
                                                                                     --------         --------
         Cash from operating activities                                                 3,005           10,546
                                                                                     --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loans to customers                                                        (70,851)         (68,452)
Principal collections from customers - loans                                           71,483           59,128
Investment in equipment for financing leases                                          (14,416)         (12,591)
Principal collections from customers - financing leases                                11,017           13,403
Net change in credit card receivables                                                    (408)           2,156
Buildings and equipment and equipment on operating leases:
   - additions                                                                         (7,883)          (7,559)
   - dispositions                                                                       4,919            4,408
Payments for principal businesses purchased, net of cash acquired                        (403)          (6,674)
Purchases of securities by insurance and annuity businesses                           (24,669)         (20,932)
Dispositions and maturities of securities by insurance and annuity businesses          16,841           20,222
Other - net                                                                            (7,069)          (3,304)
                                                                                     --------         --------

   Cash used for investing activities                                                 (21,439)         (20,195)
                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities 90 days or less)                                   6,819           (5,339)
Newly issued debt - short-term (maturities 91-365 days)                                 5,160            3,515
                  - long-term (longer than one year)                                   20,789           23,073
Proceeds - non-recourse, leveraged lease debt                                           1,112              559
Repayments and other reductions:
                  - short-term (maturities 91-365 days)                               (24,878)          (8,205)
                  - long-term (longer than one year)                                   (1,667)          (1,302)
Principal payments - non-recourse, leveraged lease debt                                  (154)            (248)
Proceeds from sales of investment contracts                                             6,905            5,768
Cash received upon assumption of Toho Mutual Life Insurance Company insurance
     liabilities                                                                       13,177             --
Redemption of investment contracts                                                     (7,236)          (5,537)
Dividends paid                                                                         (1,392)          (1,268)
Issuance of variable cumulative preferred stock by consolidated affiliates               --                400
                                                                                     --------         --------
Cash from financing activities                                                         18,635           11,416
                                                                                     --------         --------

INCREASE IN CASH AND EQUIVALENTS                                                          201            1,767
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             6,931            3,342
                                                                                     --------         --------
CASH AND EQUIVALENTS AT END OF PERIOD                                                $  7,132         $  5,109
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

3. The Financial Accounting Standards Board ("FASB") has issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for GECS on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in the balance sheet at their fair values; changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Effects of qualifying changes in fair value will be recorded in equity pending recognition in earnings as offsets to the related earnings effects of the hedged items. Management estimates that, at September 30, 2000, the effects on its financial statements of adopting SFAS No. 133, as amended, would have been to reduce net earnings and share owners' equity by less than $100 million and $300 million, respectively. However, the transition effect as of January 1, 2001, cannot be estimated at this time because it is subject to the following unknown variables as of that date: (1) actual derivatives and related hedged positions, (2) market values of derivatives and hedged positions, and (3) further interpretation of SFAS No. 133 by the FASB.

4. A summary of changes in share owners' equity that do not result directly from transactions with share owners is provided below.



                                                                    Three Months Ended
                                                            --------------------------------
                                                            September 30,     September 25,
(In millions)                                                    2000             1999
                                                            ---------------- ---------------
Net earnings                                                    $ 1,478         $ 1,262
Unrealized gains/(losses) on investment securities - net            566            (553)
Foreign currency translation adjustments                           (119)             31
                                                                -------         -------
  Total                                                         $ 1,925         $   740
                                                                =======         =======




                                                                    Nine Months Ended
                                                            --------------------------------
                                                            September 30,     September 25,
                                                                2000              1999
                                                            ---------------- ---------------
Net earnings                                                    $ 3,965         $ 3,386
Unrealized losses on investment securities - net                   (274)         (2,442)
Foreign currency translation adjustments                           (329)            (68)
                                                                -------         -------
  Total                                                         $ 3,362         $   876
                                                                =======         =======


5. On March 1, 2000, the insurance policies and related assets of Toho Mutual Life Insurance Company were transferred to GE Edison Life Insurance Company ("GE Edison"), a subsidiary of GE Financial Assurance Holdings, Inc., a wholly-owned, indirect subsidiary of GECS. Total cash, investment securities and other receivables acquired by GE Edison was $19.7 billion, and restructured insurance contracts and other liabilities assumed were $21.5 billion.

6. Revenues and net earnings of the Corporation, by operating segment, for the three and nine months ended September 30, 2000 and September 25, 1999 can be found on page 6 of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

OVERVIEW

Net earnings for the first nine months of 2000 were $3,965 million, a $579 million (17%) increase over the first nine months of 1999. The results reflected the globalization and diversity of the Corporation's businesses. The improvement in earnings was largely attributable to a higher level of asset gains and the effects of continued asset growth, principally from acquisitions of businesses and portfolios.

OPERATING RESULTS

TOTAL REVENUES from all sources increased $8,832 million (22%) to $48,595 million for the first nine months of 2000, compared with $39,763 million for the first nine months of 1999. The increase included a pretax gain of $369 million on the portion of the Corporation's holdings of the common stock of PaineWebber Group, Inc. (PaineWebber) classified as trading securities. See discussion of Significant Pending Transaction below. The remaining increase primarily reflected a combination of acquisition and core growth in the Consumer Services segment, asset gains and core growth in the Specialized Financing segment, core growth in the Specialty Insurance and Mid-Market Financing segments, and the consolidation of the retail operations.

INTEREST EXPENSE for the first nine months of 2000 was $8,146 million, 23% higher than for the first nine months of 1999. The increase reflected higher interest rates and higher average borrowings used to finance asset growth. The composite interest rate on the Corporation's borrowings for the first nine months of 2000 was 5.81% compared with 5.16% in the first nine months of 1999.

OPERATING AND ADMINISTRATIVE EXPENSES were $13,913 million for the first nine months of 2000, a 21% increase over the first nine months of 1999. The increase included unusual pretax charges of $326 million for asset writedowns, employee severance and other facilities costs in connection with third quarter decisions to rationalize certain information technology and mortgage servicing operations. The remaining increase primarily reflected increases in insurance commissions and other costs associated with businesses and portfolios acquired over the past year. Excluding the effects of current year acquisitions and the unusual charges, operating and administrative expenses would have increased less than 2%.

COST OF GOODS SOLD is associated with activities of the Corporation's computer equipment distribution business and retail operations. This cost amounted to $6,515 million for the first nine months of 2000, compared with $5,441 million for the first nine months of 1999. The increase primarily reflected the consolidation of the retail operations.

INSURANCE LOSSES AND POLICYHOLDER AND ANNUITY BENEFITS increased $2,425 million to $10,513 million for the first nine months of 2000, compared with the first nine months of 1999. The increase primarily reflected the effects of growth in premium volume, and a higher loss ratio within the reinsurance business attributable to an increase in property-related incurred losses, partially offset by improved market conditions in the mortgage insurance business.

PROVISION FOR LOSSES ON FINANCING RECEIVABLES was $1,405 million for the first nine months of 2000 compared with $1,048 million for the first nine months of 1999. This provision principally related to credit cards, personal loans and auto loans and leases in the Consumer Services segment, which are discussed below under Portfolio Quality.

DEPRECIATION AND AMORTIZATION OF BUILDINGS AND EQUIPMENT AND EQUIPMENT ON OPERATING LEASES increased to $2,481 million for the first nine months of 2000, compared with $2,300 million for the first nine months of 1999. The increase was principally the result of higher shorter-lived levels of equipment on operating leases, primarily reflecting acquisition growth.

PROVISION FOR INCOME TAXES was $1,498 million for the first nine months of 2000 (an effective tax rate of 27.4%), compared with $1,220 million for the first nine months of 1999 (an effective tax rate of 26.5%). The higher effective tax rate primarily reflected increased earnings taxed at statutory rates.

OPERATING SEGMENTS

Revenues and net earnings of the Corporation, by operating segment, for the three and nine months ended September 30, 2000, and September 25, 1999, are summarized and discussed below.


                                 Three Months Ended                   Nine Months Ended
                         ----------------------------------- ---------------------------------
                         September 30,      September 25,     September 30,      September 25,
 (In millions)                2000              1999               2000               1999
                         ----------------  ----------------- ------------------ --------------

REVENUES
Consumer Services          $  6,126            $  4,719         $ 17,900         $ 13,562
Equipment Management          3,616               3,851           11,013           11,498
Mid-Market Financing          1,392               1,153            3,955            3,280
Specialized Financing         1,393               1,042            4,515            2,854
Specialty Insurance           2,802               2,671            8,429            7,890
All other                     1,115                 566            2,783              679
                           --------            --------         --------         --------
  Total revenues           $ 16,444            $ 14,002         $ 48,595         $ 39,763
                           ========            ========         ========         ========
NET EARNINGS
Consumer Services          $    497            $    416         $  1,133         $    866
Equipment Management            245                 165              563              597
Mid-Market Financing            218                 165              517              407
Specialized Financing           374                 255            1,386              733
Specialty Insurance             217                 342              708              999
All other                       (73)                (81)            (342)            (216)
                           --------            --------         --------         --------
  Total net earnings       $  1,478            $  1,262         $  3,965         $  3,386
                           ========            ========         ========         ========


CONSUMER SERVICES revenues increased 32% and net earnings increased 31% for the first nine months of 2000 compared with the first nine months of 1999. The increase in revenues was led by acquisition-related and core growth in the consumer savings and insurance, U.S. consumer credit card, and non-U.S. consumer finance businesses, partially offset by the effects of asset reductions in automobile financing activities. The increase in net earnings was led by a combination of core growth in the U.S. consumer credit card business and acquisition-related growth in the consumer savings and insurance business, partially offset by the effects of asset reductions in automobile financing activities.

EQUIPMENT MANAGEMENT revenues decreased 4% for the first nine months of 2000, compared with the corresponding period in 1999, primarily as a result of volume declines in the European information technology products and services business, partially offset by core growth in the aviation services and transportation equipment management businesses. Net earnings decreased 6% for the first nine months of 2000, compared with the corresponding period in 1999, primarily attributable to volume declines in the European information technology products services business, partially offset by core growth in aviation services.

MID-MARKET FINANCING revenues grew 21% and net earnings increased 27% for the first nine months of 2000, compared with the corresponding period in 1999, primarily as a result of core growth from increased originations.

SPECIALIZED FINANCING revenues rose 58%, while net earnings increased 89%, in the first nine months of 2000 compared with the first nine months of 1999. Revenue growth principally reflects increases in asset gains as well as origination growth. Net earnings growth is principally the result of operating strength led by gains on sale of equity investments.

SPECIALTY INSURANCE revenues grew 7% in the first nine months of 2000, compared with the corresponding period in 1999, as a result of increased premium income associated with origination volume. Net earnings decreased 29% in the first nine months of 2000, compared with the corresponding period in 1999, principally reflecting increased frequency and severity of property-related losses in the reinsurance business.

ALL OTHER revenues in the first nine months of 2000 include a pretax gain on PaineWebber securities of $369 million. Net loss in the first nine months of 2000 includes the related after tax gain of $226 million and unusual charges after tax of $239 million, which were $160 million for the information technology business in the Equipment Management segment and $79 million for the mortgage servicing business in the Consumer Services segment. The remaining growth in revenues and increase in net loss, compared with the corresponding period in 1999, were primarily the result of the consolidation of the retail operations.

PORTFOLIO QUALITY

FINANCING RECEIVABLES are the financing businesses' largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, decreased to $137.8 billion at September 30, 2000, from $137.9 billion at the end of 1999, primarily reflecting the effects of foreign currency translation on European financing receivables, partially offset by acquisition growth and higher origination volume. The related allowance for losses at September 30, 2000 amounted to $3.7 billion ($3.7 billion at the end of 1999) and represents management's best estimate of probable losses inherent in the portfolio given its strength and diversity and current economic circumstances. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

CONSUMER FINANCING RECEIVABLES, primarily credit card and personal loans and auto loans and leases, were $46.1 billion at September 30, 2000, a decrease of $6.2 billion from the end of 1999. Nonearning receivables were $1.0 billion, 2.1% of total consumer financing receivables, at September 30, 2000, compared with $0.9 billion, 1.8% of total consumer financing receivables at December 31, 1999. Write-offs of consumer receivables increased to $1.2 billion for the first nine months of 2000 compared with $1.1 billion for the first nine months of 1999. This increase was primarily attributable to the effects of higher average revolving receivable balances resulting from acquisitions.

OTHER FINANCING RECEIVABLES, totaling $91.7 billion at September 30, 2000 ($85.6 billion at December 31, 1999), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $1.0 billion at September 30, 2000, compared with $0.9 billion at year-end 1999.

STATEMENT OF FINANCIAL POSITION

The Corporation's assets increased by $21.0 billion from the end of 1999, largely a result of acquisition of certain assets and the assumption of liabilities of Toho Mutual Life Insurance Company ("Toho"). That acquisition included approximately $13.2 billion in cash, as well as investment securities and other receivables, in exchange for assuming Toho's existing policyholder liabilities. The significant cash position of Toho at the date of acquisition reflected the liquidity needs of the business including policyholder redemptions that have occurred through September 30, 2000.

STATEMENT OF CASH FLOWS

The Corporation's cash and equivalents increased by $0.2 billion during the first nine months of 2000 to $7.1 billion, principally as a result of cash acquired in connection with the Toho acquisition. Cash provided from operating activities amounted to $3.0 billion during the first nine months of 2000, compared with $10.5 billion during the first nine months of 1999. The decrease in cash from operating activities compared with last year was largely attributable to policyholder redemptions associated with the Toho acquisition and a smaller decrease in mortgages held for resale. Cash from financing activities totaled $18.6 billion, primarily as a result of policyholder liabilities assumed in the Toho acquisition. The principal use of cash during the period was for investing activities ($21.4 billion), a majority of which was attributable to investments in securities, financing receivables and equipment on operating leases.

SIGNIFICANT PENDING TRANSACTION

On July 12, 2000, Union Bank of Switzerland (UBS) and PaineWebber announced they had entered into a definitive merger agreement (the UBS merger agreement). The Corporation holds 31,523,600 shares of PaineWebber common stock and has voted in favor of the merger. Fifty percent of the Corporation's holdings of PaineWebber securities are classified as trading securities; the increase in the share price of those securities through September 30, 2000, has thus been recognized as a pretax gain of $369 million. If the merger is completed under the terms of the UBS merger agreement, the Corporation would realize an additional pretax gain of approximately $1.0 billion. The UBS merger agreement is subject to a number of conditions that are not within the control of the Corporation, resolution of which will affect the amount and timing of proceeds realized from the transaction.

FORWARD LOOKING STATEMENTS

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors.

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


                              GENERAL ELECTRIC CAPITAL SERVICES, INC.
                            ---------------------------------------
                                           (Registrant)


Date: October 26, 2000  By:                   /s/ J.A. Parke
                            ----------------------------------------------------
                                                J.A. Parke,
                            Executive Vice President and Chief Financial Officer
                                        (Principal Financial Officer)



Date: October 26, 2000  By:                 /s/ J.C. Amble
                            ----------------------------------------------------
                                               J.C. Amble,
                                        Vice President and Controller
                                       (Principal Accounting Officer)