Form 10-K
period 2000-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2001-03-23
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K
                           --------------------------


            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           ---------------------------

                         Commission file number 0-14804
                           ---------------------------

                     General Electric Capital Services, Inc.
             (Exact name of registrant as specified in its charter)



           Delaware                                    06-1109503
-------------------------------                    ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

260 Long Ridge Road, Stamford, Connecticut   06927            (203) 357-4000
------------------------------------------   --------    -----------------------
(Address of principal executive offices)    (Zip Code)   (Registrant's telephone
                                                            number, including
                                                                area code)



                          --------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:

                                                Name of each
  Title of each class                           exchange on which registered
  ------------------------------------          ----------------------------
  7 1/2% Guaranteed Subordinated Notes          New York Stock Exchange
  Due August 21, 2035



                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(g) OF THE ACT:
                               Title of each class

                    Common Stock, par value $1,000 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At March 23, 2001, 1,012 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 23, 2001. None.

                       DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2000 are incorporated by reference into Part IV hereof.

Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation for the year ended December 31, 2000 is incorporated by reference into Part I hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS

                                                                                                        Page
PART I
     Item 1.   Business .............................................................................    1
     Item 2.   Properties ...........................................................................   13
     Item 3.   Legal Proceedings ....................................................................   13
     Item 4.   Submission of Matters to a Vote of Security Holders ..................................   13

PART II

     Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters ............   14
     Item 6.   Selected Financial Data ..............................................................   14
     Item 7.   Management's Discussion and Analysis of Results of Operations ........................   14
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ...........................   22
     Item 8.   Financial Statements and Supplementary Data ..........................................   23
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .   46

PART III

     Item 10.  Directors and Executive Officers of the Registrant ...................................   47
     Item 11.  Executive Compensation ...............................................................   47
     Item 12.  Security Ownership of Certain Beneficial Owners and Management .......................   47
     Item 13.  Certain Relationships and Related Transactions .......................................   47


PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................   48


                                     PART I

Item 1.   Business.

GENERAL ELECTRIC CAPITAL SERVICES, INC.

General Electric Capital Services, Inc. (herein, together with its consolidated affiliates, called "GE Capital Services", "the Corporation" or "GECS" unless the context otherwise requires) was incorporated in 1984 in the State of Delaware. Until February 1993, the name of the Corporation was General Electric Financial Services, Inc. All outstanding common stock of GE Capital Services is owned directly or indirectly by General Electric Company, a New York corporation ("GE Company"). The business of GE Capital Services consists of ownership of two principal subsidiaries which, together with their affiliates, constitute GE
Company's principal financial services businesses. GE Capital Services is the sole owner of the common stock of General Electric Capital Corporation ("GE Capital" or "GECC") and GE Global Insurance Holding Corporation ("GE Global Insurance").

GE Capital Services' principal executive offices are at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number (203) 357-4000).

GENERAL ELECTRIC CAPITAL CORPORATION

GE Capital was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. The capital stock of GE Capital was contributed to GE Capital Services by GE Company in June 1984. Until November 1987, the name of the corporation was General Electric Credit Corporation. GE Capital is expected to complete its reincorporation as a Delaware corporation in the first half of 2001. The business of GE Capital originally related principally to financing the distribution and sale of consumer and other products of GE Company. Currently, however, the types and brands of products financed and the services offered are significantly more diversified. GE Company manufactures few of the products financed by GE Capital.

GE Capital operates in five key operating segments that are described below. These operations are subject to a variety of regulations in their respective jurisdictions.

Services of GE Capital are offered primarily in the United States, Canada, Europe and the Pacific Basin. GE Capital's principal executive offices are at 260 Long Ridge Road, Stamford, Connecticut 06927. At December 31, 2000, GE Capital and affiliates employed approximately 90,200 persons.

GE GLOBAL INSURANCE HOLDING CORPORATION

GE Global Insurance, together with its affiliates, writes substantially all lines of reinsurance and certain lines of property and casualty insurance. GE Global Insurance has three principal subsidiaries: Employers Reinsurance Corporation, GE Reinsurance Corporation and Medical Protective Corporation. These affiliates, together with their direct and indirect subsidiaries, reinsure property and casualty risks written by more than 1,000 insurers around the world. They also write certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, medical malpractice coverage for physicians and dentists, errors and omissions coverage for insurance agents and brokers, excess indemnity for self-insurers of medical benefits, and libel and allied torts. Other property and casualty affiliates write excess and surplus lines insurance. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, group long-term health products and the provision of financial reinsurance to life insurers.

GE Global Insurance operates in three broad arenas: property and casualty reinsurance, life reinsurance and primary commercial lines. GE Global Insurance competes with more than 100 other property and casualty and life reinsurance companies around the world, and with several hundred primary commercial lines companies in the United States. GE Global Insurance is the fourth largest reinsurer in the world, based on 1999 net written premiums. It is a relatively small niche player in the broad primary commercial lines arena. In one of its major primary areas - medical professional liability - GE Global Insurance is the fourth largest writer in the United States based on 1999 premiums.

Inherent in GE Global Insurance's business is a range of insurance underwriting risks, weather risk and financial risk associated with inflation, economic growth or recession in specific areas. Important factors to continued success include maintaining clear underwriting guidelines, balancing portfolios geographically and demographically with a broad variety of exposures, and maintaining a balanced global portfolio exposed to a variety of economic conditions. In addition, the insurance/reinsurance industry can experience cyclical turns in profitability associated with catastrophic events.

The global reinsurance industry continues to be affected by excess market capacity and primary insurers seeking alternative forms of risk transfer such as insurance captives, structured securities and derivative products. Global reinsurers are offering ways to meet the demands of this changing global market by expanding their markets, entering into new reinsurance niches, offering new reinsurance products and spreading their risks geographically. This changing reinsurance environment may affect the industry's profitability, which has historically been influenced by the insurance industry's underwriting cycle, changes in interest rates and catastrophic events.

Insurance and reinsurance operations are subject to regulation by various insurance regulatory agencies.

GE Global Insurance and its affiliates conduct business throughout the world using a network of local offices. The world headquarters of GE Global Insurance are at 5200 Metcalf Avenue, Overland Park, Kansas 66201. At December 31, 2000, GE Global Insurance and affiliates employed approximately 3,900 persons.

OPERATING SEGMENTS

The Corporation provides a wide variety of financing, asset management, and insurance products and services which are organized into the following operating segments:

o Consumer Services - private-label credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, retail businesses and consumer savings and insurance services.

o Equipment Management - leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment, containers used on ocean-going vessels and satellites.

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

o Specialty Insurance - U.S. and international multiple-line property and casualty reinsurance; certain directly written specialty insurance and life reinsurance; financial guaranty insurance, principally on municipal bonds and structured finance issues; and private mortgage insurance.


Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Annual Report on Form 10-K for a discussion of the Corporation's Portfolio Quality. Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, which is set forth in the Annual Report on Form 10-K of GE Global Insurance for the year ended December 31, 2000, is incorporated herein, by reference. A description of the Corporation's principal businesses by operating segment follows.

CONSUMER SERVICES

GE Financial Assurance

GE Financial Assurance ("GEFA") provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, payment protection insurance and income protection packages, primarily in North America, Europe and Asia. These products help consumers accumulate wealth, transfer wealth, and protect their lifestyles and assets and are sold through a family of regulated insurance and annuity affiliates.

GEFA's principal product lines in North America and Asia are annuities (deferred and immediate, fixed and variable), life insurance (universal, term, ordinary and group), guaranteed investment contracts including funding agreements, mutual funds, long-term care insurance, supplemental accident and health insurance, personal lines of automobile insurance and consumer club memberships.

GEFA's principal product lines and services in Europe are payment protection insurance (designed to protect customers' loan repayment obligations), personal investment products, and travel and personal accident insurance, as well as management of uninsured loss claims on behalf of victims of traffic accidents.

GEFA's product distribution in North America, Europe, and Asia are accomplished primarily through four channels: intermediaries (brokerage general agents, banks and securities brokerage firms), dedicated sales forces, financial advisors, and affinity based marketing (through electronic-commerce, telemarketing, and direct mail).

GEFA's principal operating affiliates include General Electric Capital Assurance Company, First Colony Life Insurance Company, Federal Home Life Insurance
Company, GE Life and Annuity Assurance Company (formerly The Life Insurance Company of Virginia), Colonial Penn Insurance Company, Union Fidelity Life Insurance Company, GE Edison Life Insurance Company, GE Insurance Holdings Limited and GE Life Group Limited.

Effective March 1, 2000, GE Edison Life Insurance Company ("GE Edison"), a subsidiary of GEFA, acquired the insurance policies and related assets of Toho Mutual Life Insurance Company by a comprehensive transfer. Total cash, investment securities and other tangible assets acquired by GE Edison was $20.3 billion, and restructured insurance contracts and other liabilities assumed were $21.9 billion.

On April 3, 2000, GEFA acquired Phoenix American Life Insurance Company, a subsidiary of Phoenix Home Life Mutual Insurance Company, for approximately $281 million. Phoenix American Life Insurance Company, based in Hartford, Connecticut, serves the needs of small business owners by offering a broad range of products including dental, disability, and life insurance.

Effective July 1, 2000, GEFA acquired 90% of the long-term care insurance portfolio of Citigroup's Travelers Life and Annuity unit and certain assets related thereto for $411 million. In addition, GEFA and certain Citigroup companies entered into agreements to underwrite and distribute long term care insurance through a long-term strategic alliance. Under this agreement, GEFA will market to the distribution channels of Citigroup, including Travelers

GEFA recognizes that consolidation in the financial services industry will create fewer but larger competitors. GEFA's ability to effectively compete will be dependent upon, among other things, its ability to reduce its expenses through the elimination of duplicate functions and the use of enhanced technology and its ability to bring together its recent acquisitions into compliant, integrated platforms with common information systems. GEFA has worked, and will continue to work, to promptly integrate its recent acquisitions, many of which have enhanced existing distribution channels or added new ones.

GEFA operates in a highly competitive environment. While GEFA believes it has assembled a strong collection of products and distribution channels, there are competitors that have also assembled a similar array of financial products and have similar strategic goals. GEFA believes that the principal competitive factors in the sale of insurance and investment products are product features, commission structure, perceived stability of the insurer, claims paying ability ratings, service, name recognition and price. Many other companies are capable of competing for sales in GEFA's target markets. GEFA's ability to compete is affected in part by its ability to provide competitive products and quality service to the consumer, general agents, licensed insurance agents and brokers.

GEFA's competition from banks and other financial institutions may increase as a result of recent federal legislation. The Gramm-Leach-Bliley Act (the Act), enacted on November 12, 1999, will allow bank holding companies to acquire insurance companies, and insurance holding companies to acquire banks. Although the effect of the Act on the industry is uncertain, the ability to retain its customers and to sell products could be materially affected in the future.

Many of GEFA's activities are subject to regulation by a variety of regulatory agencies.

GEFA headquarters are in Richmond, Virginia.

Auto Financial Services

GE Capital Auto Financial Services ("AFS") provided financial services in North America to automobile dealers, manufacturers, banks, financing companies and the consumer customers of those entities, both through traditional channels and through the Internet. In the United States, AFS was a leading independent provider of leases for new and used motor vehicles and of non-prime financing products. In addition, AFS offered inventory financing programs, off-lease vehicle sales, productivity enhancing internet solutions, and direct loans to the industry.

On November 29, 2000, AFS announced its decision to discontinue originating new lease, loan and commercial transactions effective December 1, 2000. As a result of this announcement, AFS future operations will consist of servicing their existing portfolios and re-marketing off-lease vehicles.

AFS headquarters are in Barrington, Illinois.

GE Card Services

GE Card Services ("CS") provides sales financing services to North American retailers in a broad range of consumer industries. Details of financing plans differ, but include customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers.

CS provides financing directly to customers of retailers or purchases the retailers' customer receivables. Most of the retailers sell a variety of products of various manufacturers on a time sales basis. The terms for these financing plans differ according to the size of contract and credit standing of the customer. Financing is provided to consumers under contractual arrangements, both with and without recourse to retailers. CS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services. CS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. CS maintains a security interest in the inventory financed and retailers are obliged to maintain insurance coverage for the merchandise financed.

Additionally, CS issues and services the GE Capital Corporate Card product, providing payment and information systems which help medium and large-sized companies reduce travel costs and the GE Capital Purchasing Card product, which helps customers streamline their purchasing and accounts payable processes.

CS competes in the unsecured consumer lending market, doing business principally in the United States and Canada. CS' operations are subject to a variety of bank and consumer protection regulations.

The unsecured consumer lending market's principal methods of competition are price, servicing capability including internet value added e-services and risk management capability. The unsecured consumer lending market is subject to various risks including declining retail sales, increases in personal bankruptcy filings, increasing payment delinquencies and rising interest rates.

CS headquarters are in Stamford, Connecticut.

Global Consumer Finance

GE Capital Global Consumer Finance ("GCF") is a leading provider of credit services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe, Asia and, to a lesser extent, South America, as well as offering a variety of direct-to-consumer credit programs such as consumer loans, auto loans and finance leases, bankcards and credit insurance.

GCF provides financing to consumers through operations in Argentina, Australia, Austria, Brazil, China, the Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Italy, Japan, Norway, Poland, Portugal, Republic of Ireland, Spain, Sweden, Switzerland, Thailand, and the United Kingdom.

GCF's operations are subject to a variety of bank and consumer protection regulations in their respective jurisdictions and a number of countries have ceilings on rates chargeable to consumers in financial service transactions. The businesses in which GCF engages are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers' captive finance companies, and insurance companies.

GCF headquarters are in Stamford, Connecticut.

Mortgage Services

GE Capital Mortgage Services, Inc. ("Mortgage Services") engaged primarily in the business of originating, purchasing, selling and servicing residential mortgage loans collateralized by one-to-four-family homes located throughout the United States. Mortgage Services obtained servicing through the origination and purchase of mortgage loans and servicing rights, and primarily packaged the loans it originated and purchased into mortgage-backed securities which it sold to investors. Mortgage Services also originated and serviced home equity loans.

On September 29, 2000, Mortgage Services closed on a transaction with a major mortgage company, which is owned by a major national bank holding company, to subservice Mortgage Services' mortgage servicing portfolio and to acquire Mortgage Services' servicing facility and mortgage origination business. Mortgage Services retains its financial interest in the servicing portfolio and the related assets, which are now being managed by Mortgage Insurance. As a result of this transaction, Mortgage Services will be exiting the business of originating, purchasing and selling of residential mortgage loans.

Mortgage Services headquarters are in Cherry Hill, New Jersey.

EQUIPMENT MANAGEMENT

Aviation Services

GE Capital Aviation Services ("GECAS") is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders and investors. Financial products include operating leases, sale/leasebacks, aircraft purchasing and trading, financing leases, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

GECAS owns or manages a fleet of over 1,000 aircraft world-wide with additional planes on order or on option from Boeing, Airbus, Fairchild Dornier, Embraer and Bombardier. GECAS has 173 customers in 60 countries.

GECAS operates in a highly competitive area serving a cyclical industry that has seen a consolidation of its current and potential customer base. The business could also be affected by regulatory changes that, if enacted, would reduce the permissible noise levels emitted from commercial aircraft and affect values of certain aircraft.

GECAS headquarters are in Stamford, Connecticut, with regional offices in Shannon, Republic of Ireland; New York, New York; Miami, Florida; Vienna, Austria; Luxembourg; Beijing and Hong Kong, China; Tokyo, Japan; and Singapore.

Fleet Services

GE Capital Fleet Services ("Fleet") is one of the leading corporate fleet management companies with operations in North America, Europe, Australia, New Zealand and Japan and approximately 1.2 million cars and trucks under lease and service management. Fleet offers finance and operating leases to several thousand customers with an average lease term of 36 months. The primary product in North America is a terminal rental adjustment clause lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which Fleet assumes residual risk. In addition to the services directly associated with the lease, Fleet offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, maintenance management programs, accident services, national account purchasing programs, fuel programs and title and licensing services. Fleet's customer base is diversified with respect to industry and geography and includes many Fortune 500 companies.

Fleet competes both on a local and global basis with other leasing businesses of various sizes as well as automobile manufacturers. The industry is dependent upon the attractiveness of leasing and fleet management as a viable alternative for customers, along with the stability of new and used car prices in certain markets. Future success will depend upon the ability to maintain a large and diverse customer portfolio, to estimate used car prices as well as mitigate the impact of fluctuations in those prices, and to continue to understand and deliver unique product and service offerings to the customers in the most efficient and cost effective manner possible.

Fleet headquarters are in Eden Prairie, Minnesota.

Information Technology Solutions

GE Capital Information Technology Solutions ("IT Solutions") is a leading worldwide provider of a broad array of information technology products and services, including full life cycle services that provide customers with cost-effective control and management of their information systems. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. Services offered include network design, network support, asset management, help desk, disaster recovery, enterprise management and financial services. IT Solutions serves commercial, educational and governmental customers in 13 countries.

The worldwide competition in information technology products and services is intense. Competition is very active in all products and services and comes from a number of principal manufacturers and other distributors and resellers of information technology products. Markets for products and services are highly price competitive. Additionally, many information technology product manufacturers are bypassing traditional information technology resellers in favor of direct manufacturer relationships with the ultimate end-users.

IT Solutions' North American headquarters are in Newport, Kentucky; its European headquarters are in Munich, Germany.

Transport International Pool/Modular Space

In April, 1999, Transport International Pool and GE Capital Modular Space were consolidated to generate cost savings and management synergies. This merger has resulted in the elimination of duplicate support functions and the integration of back offices.

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

TIP's competitive environment is made up of a few large national competitors and many smaller, often changing regional players. TIP is a major participant in the transportation renting, leasing, selling and financing market. The industry is characterized by thin operating margins and continued consolidation of companies, with their volume driven by the gross domestic product and their costs affected by fuel prices and driver labor. The ability to remain competitive will require the continued expansion of value-added services around the core business of renting, leasing and financing transportation equipment.

GE Capital Modular Space ("Modular Space") provides commercial mobile and modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. Modular Space products are available as custom mobile and modular buildings, designed to customer specifications, or are available through the Modular Space stock fleet of approximately 125,000 mobile and modular units.

Competition consists primarily of national modular companies and regional/local competitors who provide services in selected territories. Modular Space also competes with construction companies on permanent structure opportunities. Competitive factors for rental and lease customers include price, condition and availability of local fleet. Factors for custom and fleet sales opportunities include price, alternative solutions, and delivery.

TIP/Modular Space have offices in North America and Europe. The world headquarters for TIP/Modular Space are in Devon, Pennsylvania. Modular Space's European headquarters are in Awtwerp, Belgium. TIP operates a European service center in Amsterdam, The Netherlands, and a commercial vehicle operation and administrative center in Manchester, England.

GE SeaCo/GE Capital Container Finance Corporation

In May 1998, GE Capital and Sea Containers Ltd. formed GE SeaCo SRL ("GE SeaCo"), a joint venture which operates the combined marine container fleets of Genstar Container Corporation ("Genstar") and Sea Containers Ltd. GE SeaCo is one of the world's largest lessors of marine shipping containers with a combined fleet of over 1,100,000 twenty foot equivalent units of dry cargo, refrigerated and specialized containers for global cargo transport. Lessees are primarily shipping lines that lease on a long term or master lease basis.

Concurrent with the formation of the joint venture, GE Capital Container Finance Corporation ("Container Finance") was created to service the existing finance lease portfolio formerly run by Genstar, and to provide traditional finance leases and structured finance products to the global marine container industry.

The marine container leasing industry continues to be cyclical due to periods of excess capacity and changes in trade volumes. Further risk is attributable to the lessees, which are the major steamship lines and which exhibit cyclical results and generally weak financial condition, exposing GE SeaCo/Container Finance to customer credit risk. GE SeaCo is subject to asset value compression resulting from declining new container prices and positioning risk attributed to the increased use of one-way leases.

Container Finance competes directly with financial institutions that may lend at lower rates and more advantageous terms. Finance leases are on a fixed rate basis thus exposing Container Finance to interest rate risk. All of Container Finance's finance lease customers are located outside of the United States and are exposed to risk associated with trade flow changes, foreign exchange, political risk, and industry structural changes.

GE  SeaCo   headquarters  are  in  Bridgetown,   Barbados.   Container   Finance
headquarters are in Oakland, California.

Penske Truck Leasing

GE Capital is a limited partner in Penske Truck Leasing ("Penske"), which is a leading provider of full-service truck leasing and commercial and consumer truck rental in the United States. Penske operates through a national network of full-service truck leasing and rental facilities. At December 31, 2000, Penske had a fleet of about 103,000 tractors, trucks and trailers in its leasing and rental fleets and provided contract maintenance programs or other support services for about 42,000 additional vehicles.

Penske also provides dedicated logistics operations support which combines company-employed drivers with its full-service lease vehicles to provide dedicated contract carriage services. In addition, Penske offers supply chain services such as distribution consulting, warehouse management and information systems support.

Penske competes with several other companies conducting nationwide truck leasing and rental operations, a large number of regional truck leasing companies, many similar companies operating primarily on a local basis and both local and nationwide common and contract carriers.

On a nationwide basis, Penske offers full-service truck leasing, commercial rental and logistics services. In its leasing and support services, Penske competes primarily on the basis of customer service. Geographic location, price and equipment availability are also important competitive factors in this business. In its consumer rental operations, Penske competes primarily on the basis of equipment availability, price, geographic location and customer service.

Penske headquarters are in Reading, Pennsylvania.

GE American Communications

GE American Communications ("GE Americom") is a leading satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, as well as broadcast radio. It is also a leading supplier of integrated communications services for government and commercial customers. GE Americom operates 14 communications satellites and maintains a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities.

Through a recent acquisition and the successful launch of the GE-1A satellite through its joint venture, Americom Asia-Pacific LLC, GE Americom's satellite fleet will be globally connected to deliver service in the Americas, Europe and Asia-Pacific. As a provider of global satellite services, GE Americom is subject to the regulatory authority of the United States (notably, the Federal Communications Commission), the regulatory authority of other countries in which GE Americom operates, and the frequency coordination process of the International Telecommunications Union. As a result, the ability to provide services in a particular country could be affected by new or changing laws, regulations, and policies implemented by such regulatory authorities.

GE Americom headquarters are in Princeton, New Jersey.

Rail Services

GE Capital Rail Services ("GERSCO") is one of the leading railcar leasing companies in North America, with a fleet of 190,000 railcars in its total portfolio. Serving Class 1 and short-line railroads and shippers throughout North America, GERSCO offers one of the most diverse fleets in the industry and a variety of lease options.

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

Traditional competitors include railroads, stand-alone leasing companies and other owners of railcar fleets, diversified financial institutions, and railcar builders. Customers who lease railcars also have the choice of purchasing them, either outright or through a financed sale. Certain segments of the North American railcar leasing industry continue to be affected by an oversupply of cars. Ongoing technology changes in car design and capacity are also impacting car supply. In Europe, liberalization and privatization of national railroads continue to significantly impact the rail industry. In addition, on both continents, changes in supply and demand for commodities shipped by rail also impact the demand for cars. In that regard, the trucking industries on both continents continue to make inroads into traditional haulage by rail. The interaction and timing of these forces across the portfolio of cars can impact the profitability of GERSCO. The ability to remain competitive will require the commitment to constant productivity gains and improvement in its breadth and quality of service through the implementation of technology and process improvements.

European sales offices are in England, France, Germany, Italy and Sweden. GERSCO headquarters are in Chicago, Illinois.

MID-MARKET FINANCING

Commercial Equipment Financing

GE Capital Commercial Equipment Financing ("CEF") offers a broad line of financial products including leases and loans to middle-market customers, including manufacturers, distributors, dealers and end-users, as well as municipal financing and facilities financing. Products are either held for CEF's own account or brokered to third parties.

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

The global equipment financing industry continues to be highly fragmented and intensely competitive. Competitors in the U.S. domestic and international markets include independent financing companies, financing subsidiaries of equipment manufacturers, and banks (national, regional, and local). Industry participants compete not only on the basis of interest rates and fees charged customers but also on deal structures and credit terms. CEF's profitability is affected not only by broad economic conditions that impact customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and such market risks as interest rate risk, foreign exchange risk and liquidity risk. Important factors to continued success include maintaining strong risk management systems, diverse product, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise, as well as, reducing costs by improving productivity through enhanced use of technology.

CEF operates from offices throughout the Americas, Europe, Asia and Australia and through joint ventures in Indonesia and China. CEF headquarters are in Danbury, Connecticut.

Vendor Financial Services

GE Capital Vendor Financial Services ("VFS") provides financing services to over 100 equipment manufacturers and more than 3,500 dealers in North America, Europe and Asia (including Japan). Customers include major U.S. and non-U.S. manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways - by forming captive partnerships with manufacturers that do not have them, and by outsourcing captive partnerships from manufacturers that do (captive partnerships provide sales financing solely for products of a given manufacturer). VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers, including trade payables services.


An economic slowdown would impact the continued expansion of the equipment financing industry, intensifying a competitive pricing environment and pressuring delinquencies and residual realization. The ability to remain competitive will depend upon, among other things, the ability to drive down costs through the significant investment in productivity initiatives and the ability to continue to effectively manage its spread of risk in industry sectors and equipment categories in conjunction with vendor partners.

VFS has sales offices throughout the United States, Canada, Europe, Asia (including Japan), and Australia. VFS headquarters are in Danbury, Connecticut.

European Equipment Finance

GE Capital European Equipment Finance ("EEF") is one of Europe's leading diversified equipment leasing businesses, offering financial solutions on a single-country and pan-European basis. Customers include manufacturers, vendors and end-users in industries such as office imaging, materials handling, corporate aircraft, information technology, broadcasting, machine tools, telecommunications and transportation. Products and services include loans, leases, off-balance sheet financing, master lease coordination and other services, such as helping end-users increase purchasing power through financing options and helping manufacturers and vendors offer leasing programs.

EEF is subject to competition from various types of financial institutions, including leasing companies, commercial and investment banks, and finance companies associated with manufacturers. Consolidation in the financial services industry will create fewer but larger competitors. EEF continues to be affected by pricing pressures in a rising rate environment and slow growth in some of its markets. Its ability to effectively compete in a changing environment will depend upon, among other things, its ability to increase productivity and offer innovative financial products and services. Operations are subject to varying degrees of regulation in several jurisdictions.

EEF operates from offices in the United Kingdom, Italy, France, Germany, Belgium, Republic of Ireland, Portugal, Switzerland and the Nordic countries. EEF headquarters are in Hounslow, England.

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

Real Estate also offers a variety of asset management services to outside investors, institutions, corporations, investment banks, and others through its real estate services subsidiaries. Asset management services include acquisitions and dispositions, strategic asset management, asset restructuring, and debt and equity management. Real Estate also provides investment products and advisory and asset management services to pension fund clients through GE Capital Investment Advisors, its registered investment advisor, as well as loan administration and servicing through GE Capital Asset Management. In addition, Real Estate offers owners of multi-family housing ways to reduce costs and enhance value in properties by offering buying services (e.g., for appliances and roofing).

Competition is intense in each of Real Estate's areas and across all product lines. Competitors include local, regional and, increasingly, multi-national lenders and investors. Important competitive factors in Real Estate's lending activities include financing rates, loan proceeds, loan structure and the ability to complete transactions quickly. Where Real Estate provides equity capital, principal competitive factors include the valuation of underlying properties and investment structure as well as transaction cycle time.

Real Estate has offices throughout the United States, as well as in Canada, Mexico, Australia, Japan, Sweden, France and the United Kingdom. Real Estate headquarters are in Stamford, Connecticut.

Structured Finance Group

GE Capital Structured Finance Group ("SFG") makes equity investments and provides specialized financial products and services to its client partners in the commercial and industrial, energy, telecommunications, and industrial and transportation sectors, worldwide.


SFG combines industry and technical expertise to deliver a full range of sophisticated financial services and products. Services include project finance (construction and term), corporate finance, acquisition finance and arrangement and placement services. Products include a variety of debt and equity instruments, as well as structured transactions, including leasing and partnerships. SFG manages an investment portfolio of approximately $12 billion.

SFG's competition is diverse and global, ranging from large financial institutions to small niche capital providers. Additionally, two of SFG's client industry segments, telecommunications and energy, are faced with extraordinary challenges fostered by deregulation, globalization and technical innovation. Both of these industries have been recently experiencing significant increases in demand for their products and services. The ability to remain competitive will require innovative and unique ways of providing capital, based on industry knowledge and competitive pricing, as well as the ability to properly assess credit risks and effectively manage portfolios.


SFG headquarters are in Stamford, Connecticut, and it has offices in Atlanta, Georgia; Chicago, Illinois; Houston, Texas, and New York, New York. Internationally, SFG is represented through affiliates in London, United Kingdom; Frankfurt, Germany; Milan, Italy; Hong Kong, China; and Tokyo, Japan.

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

CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers, and CF has industry specialists in the healthcare, retail and communications industries. Through its Merchant Banking Group, CF provides senior debt, subordinated debt and bridge financing to buyout and private equity firms, and co-invests in equity with buying groups or invests directly on a select basis.


The corporate financing business is characterized by intense competition from a variety of lenders and factoring services providers, including local, regional, national and international banks and non-bank financing institutions. Competition is based on interest rates, fees, credit terms, and transaction structures. In addition to these factors, successful management of credit risks within the existing customer loan portfolio also affects profitability.
Important factors to continued success include maintaining deal structuring expertise, strong risk management systems, and collateral management knowledge.


CF headquarters are in Stamford, Connecticut. CF has lending operations in 25 cities, including international offices in Canada, Mexico, Thailand, Australia, The Netherlands, and the United Kingdom, and also has significant factoring operations in France, Germany, the United Kingdom and Italy serving European companies and U.S. exporters.

GE Equity

GE Equity  (formerly  Equity  Capital  Group)  purchases  equity  investments in early-stage, early growth, pre-IPO companies with a primary objective of long-term capital appreciation. GE Equity's portfolio consists primarily of direct investments in convertible preferred and common stocks in both public and private companies; GE Equity also participates in certain investment limited partnerships. The portfolio includes investments in the technology and communications, media and entertainment, business services, financial services and healthcare sectors. The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.

GE Equity operates in a highly competitive environment and competes with other domestic and foreign institutions. Competitors include corporate investors, private equity firms, investment banking companies, and a variety of other financial services and advisory companies. GE Equity seeks to develop meaningful business relationships with investees by offering GE's network of brands, services and management expertise. GE Equity's competitive environment is subject to the cyclical nature of the industries it invests in, as well as the momentum in the stock market.

GE Equity headquarters are in Stamford, Connecticut.

SPECIALTY INSURANCE

In addition to GE Global Insurance (discussed above), GECS' principal specialty insurance businesses are as follows.

Financial Guaranty Insurance

FGIC Holdings ("FGIC"), through its subsidiary, Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues, bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain taxable structured debt. The in force guaranteed principal, after reinsurance, amounted to approximately $150.6 billion at December 31, 2000. Approximately 86% of the business written by Financial Guaranty is municipal bond insurance.

FGIC subsidiaries provide a variety of services to state and local governments and agencies, liquidity facilities in variable-rate transactions, municipal investment products and other services.

The municipal bond insurance business is fairly mature. This environment requires FGIC to place increasing emphasis on strategies that differentiate its offerings. Additionally, the stable nature of the industry continues to attract interest from potential new competitors, such as multiline insurance companies. Important factors to continued success include maintaining strong capitalization, superior customer service and competitive pricing.

FGIC headquarters are in New York, New York.

Mortgage Insurance

GE Capital Mortgage Insurance ("Mortgage Insurance") is engaged principally in providing residential mortgage guaranty insurance. Operating in 30 field locations, Mortgage Insurance is licensed in 50 states, the District of Columbia and the U.S. Virgin Islands. At December 31, 2000, Mortgage Insurance was the mortgage insurance carrier for over 1,690,000 residential homes, with total insurance in force aggregating approximately $156 billion and total risk in force aggregating approximately $66 billion. When a claim is received, Mortgage Insurance either pays up to a guaranteed percentage based on the specified coverage, or pays the mortgage and delinquent interest, taking title to the property and arranging for its sale. Mortgage Insurance also provides mortgage guaranty insurance in the United Kingdom, Canada, and Australia.


The mortgage insurance industry is sensitive to the interest rate environment and housing market conditions. The mortgage insurance industry is intensely competitive as excess market capacity seeks to underwrite business being generated from a consolidating customer base. In addition, considerable influence is exerted on the industry by two government-sponsored enterprises, which buy the majority of the loans insured by mortgage insurers.


Mortgage Insurance headquarters are in Raleigh, North Carolina.

OTHER

Wards

All other consists primarily of Montgomery Ward, LLC ("Wards") from August 2, 1999, when GECS acquired control of the retailer upon its emergence from bankruptcy reorganization, to December 28, 2000, when Wards again filed for bankruptcy protection. The retailer is currently in liquidation.

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

BUSINESS AND ECONOMIC CONDITIONS

The Corporation's businesses are generally affected by general business and economic conditions in countries in which the Corporation conducts business. When overall economic conditions deteriorate in those countries, there generally are adverse effects on the Corporation's operations, although those effects are dynamic and complex. For example, a downturn in employment or economic growth in a particular national or regional economy will generally increase the pressure on customers, which generally will result in deterioration of repayment patterns and a reduction in the value of collateral. However, in such a downturn, demand for loans and other products and services offered by the Corporation may actually increase. Interest rates, another macro-economic factor, are important to the Corporation's businesses. In the lending and leasing businesses, higher real interest rates increase the Corporation's cost to borrow funds, but also provide higher levels of return on new investments. For the Corporation's operations that are less directly linked to interest rates, such as the insurance operations, rate changes generally affect returns on investment porfolios.

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

                                                                  Year ended December 31
                                            ----------------------------------------------------------------------
 (Dollars in millions)                          2000          1999          1998           1997          1996
                                            ------------- ------------- -------------- ------------- -------------
 Revenues .................................. $  66,177     $   55,749    $   48,694     $   39,931    $   32,713


 Net earnings ..............................      5,192         4,443         3,796          3,256         2,817



 Return on common equity (a) (b) ...........      24.05%        23.74%        23.46%         22.59%        22.24%
 Ratio of earnings to fixed charges ........       1.61          1.62          1.55           1.56          1.55
 GECC ratio of earnings to fixed charges ...       1.52          1.60          1.50           1.48          1.53
 GECC ratio of debt to equity ..............       7.53          8.44          7.86           7.45          7.84

 Financing receivables - net ............... $  143,299    $  134,215    $  118,606     $  101,133    $   97,287

 Total assets...............................    370,636       345,018       303,297        255,408       227,419

 Short-term borrowings .....................    123,992       129,259       113,162         95,274        77,945
 Long-term senior notes ....................     80,383        69,770        58,042         44,993        46,680
 Long-term subordinated notes ..............        996           996           996            996           996
 Minority interest .........................      3,968         4,391         3,459          3,113         2,530
 Equity ....................................     23,022        20,321        19,727         17,239        14,276

 Insurance premiums written for the year ...     16,461        13,624        11,865          9,396         8,185

     (a) Common equity excludes unrealized gains and losses on investment securities, net of tax.

     (b) Return on common equity is calculated using earnings that are adjusted for preferred stock dividends and common equity excludes preferred stock.

Item 7.   Management's Discussion and Analysis of Results of Operations.

Overview

The Corporation's net earnings were $5,192 million in 2000, up 17% from $4,443 million in 1999, with strong double-digit earnings growth in four of the five operating segments. Net earnings in 1999 increased 17% from 1998. The earnings improvement throughout the three-year period resulted from asset growth, principally from acquisitions of businesses and portfolios, and origination volume.

On December 28, 2000, Montgomery Ward, LLC (Wards), formerly a GECS subsidiary, filed for bankruptcy protection and began liquidation proceedings. Net earnings for the year 2000 included operating losses from Wards amounting to $245 million as well as a charge, primarily to other costs and expenses, for $815 million ($537 million, after tax) to recognize the additional losses resulting from the bankruptcy of Wards.

Operating Results

Total Revenues increased 19% to $66.2 billion in 2000, following a 14% increase to $55.7 billion in 1999. The increases in both years reflected the contributions of acquired businesses as well as growth in origination volume. Revenues in 2000 included a gain of $1,366 million ($848 million, after tax) from sale of the Corporation's investment in common stock of Paine Webber Group, Inc. (PaineWebber).

Interest expense on borrowings in 2000 was $11.1 billion, up from $9.4 billion in 1999 and $9.0 billion in 1998. The increase in both years reflected the effects of both interest rates and the average level of borrowings used to finance asset growth. The average composite interest rate was 5.89% in 2000, compared with 5.14% in 1999 and 5.92% in 1998. In 2000, average assets of $360.5 billion were 13% higher than in 1999, which in turn were 16% higher than in 1998. See the Capital Resources and Liquidity section for a discussion of interest rate management.

Operating and administrative expenses were $19.4 billion in 2000, an increase from $16.3 billion in 1999 and $13.8 billion in 1998. The increase in 2000 reflected increased costs associated with acquired businesses and portfolios, the charges discussed previously for Wards, and the decision to rationalize certain operations discussed in the analysis of the All Other operating segment. The 1999 increase reflected increased costs associated with acquired businesses and portfolios, higher investment levels and increases in insurance commissions.

Insurance losses and policyholder and annuity benefits increased to $14.4 billion in 2000, compared with $11.0 billion in 1999 and $9.6 billion in 1998. This increase reflected effects of growth in premium volume and business acquisitions throughout the period, as well as a higher ratio of losses to premiums earned in the reinsurance business discussed in the analysis of the Specialty Insurance operating segment.

Cost of goods sold amounted to $8.5 billion in 2000, compared with $8.0 billion in 1999 and $6.8 billion in 1998, and relates to IT Solutions and Wards. The increase in 2000 and 1999 primarily reflects the consolidation of Wards from August 2, 1999, when GECS acquired control, through December 28, 2000, when Wards commenced liquidation proceedings and was deconsolidated.

Provision for losses on financing receivables was $2.0 billion in 2000, compared with $1.7 billion in 1999 and $1.6 billion in 1998. These provisions principally related to private-label credit cards, bank credit cards, personal loans and auto loans and leases in the consumer services operations, all of which are discussed in the Portfolio Quality section. The provision throughout the three-year period reflected higher average receivable balances, changes in the mix of business, and the effects of lower average consumer delinquency rates.

Depreciation and amortization of buildings and equipment and equipment on operating leases increased 4% to $3.3 billion in 2000, compared with $3.2 billion in 1999, a 21% increase over 1998. The increase in both years was primarily the result of higher level of short-lived equipment on operating leases, primarily reflecting acquisitions of vehicles and aircraft.

Provision for income taxes was $1.9 billion in 2000 (an effective tax rate of 26.9%), compared with $1.7 billion in 1999 (an effective tax rate of 27.1%) and $1.4 billion in 1998 (an effective tax rate of 26.4%). The higher provision for income taxes primarily reflected increased pre-tax earnings subject to statutory rates.

Financing spreads (the excess of yields over interest rates on borrowings) increased slightly during 2000, as the improvement in yields outpaced increases in borrowing rates. Financing spreads in 1999 were relatively flat compared with 1998 as yields and borrowing rates decreased to a similar extent.

Operating Segments

Revenues and net earnings of the Corporation, by operating segment, for the past three years are summarized and discussed as follows. For additional information, see note 16 to the consolidated financial statements.


(In millions)                                2000           1999           1998
                                           -------        -------        -------
Revenues
Consumer Services .................        $23,893        $18,705        $17,621
Equipment Management ..............         14,747         15,383         14,926
Mid-Market Financing ..............          5,483          4,634          3,676
Specialized Financing .............          5,648          4,603          3,368
Specialty Insurance ...............         11,878         10,643          8,829
All other .........................          4,528          1,781            274
                                           -------        -------        -------

   Total revenues .................        $66,177        $55,749        $48,694
                                           =======        =======        =======


Net earnings
Consumer Services .................        $ 1,671        $ 1,140        $   845
Equipment Management ..............            833            683            806
Mid-Market Financing ..............            730            597            471
Specialized Financing .............          1,503          1,244            745
Specialty Insurance ...............            879          1,167          1,115
All other .........................           (424)          (388)          (186)
                                           -------        -------        -------

   Total net earnings .............        $ 5,192        $ 4,443        $ 3,796
                                           =======        =======        =======

Consumer Services revenues increased 28% in 2000 and 6% in 1999, and net earnings increased 47% in 2000 and 35% in 1999. Growth in revenues and net income in 2000 resulted from higher premium and investment income at GE Financial Assurance (GEFA), the consumer savings and insurance business, which experienced profitable growth from both acquisitions and volume. Revenues and net earnings also increased as a result of acquisition and volume growth at Card Services and Global Consumer Finance, partially offset by losses at Mortgage Services, which stopped accepting new business during 2000. The growth in revenues and net earnings during 1999 was led by Global Consumer Finance and improved results at GEFA, partially offset by the effects of asset reductions in Card Services. The portfolio at Auto Financial Services (AFS) began to run off in 1999 and continued in 2000, resulting in a significant decline in revenues; during 2000, AFS stopped accepting new business.

Equipment Management revenues declined 4% in 2000, following a 3% increase in 1999, as higher revenues from GE Capital Aviation Services (GECAS), Transport International Pool, GE Capital Modular Space and Americom, the satellite services business, were more than offset by lower revenues at IT Solutions. The increase in 1999 reflected acquisitions in the corporate auto fleet management operations and higher revenues at GECAS, largely offset by decreases in sales volume at the remaining equipment management businesses. Net earnings increased 22% in 2000, following a 15% decrease in 1999. The increase in 2000 reflected volume growth at GECAS, Transport International Pool and GE Capital Modular Space, favorable tax effects and a higher level of asset gains, partially offset by lower results at IT Solutions. The decrease in net earnings in 1999 reflected lower results at IT Solutions and the European equipment management businesses, which more than offset growth at GECAS and Americom.

Mid-Market Financing revenues increased 18% in 2000, following a 26% increase in 1999, while net earnings grew 22% and 27%, respectively. Favorable tax effects and asset growth from originations were the most significant contributing factors to results in 2000, while asset growth from both acquisitions and originations was the most significant contributing factor in 1999.

Specialized Financing revenues rose 23% and 37%, while net earnings increased 21% and 67% in 2000 and 1999, respectively. Revenues and net earnings growth in 2000 was principally the result of origination growth across all businesses within Specialized Financing. Revenues and net earnings growth in 1999 was principally the result of gains on equity investments led by GE Equity, Commercial Finance and Real Estate. GE Equity experienced a high level of gains on sales of equity investments during 1999 and early 2000.

Specialty Insurance revenues increased 12% and 21% in 2000 and 1999, respectively, primarily resulting from premium growth throughout the period and higher premium income in 1999 from acquisitions. Investment gains amounted to $639 million, $811 million and $574 million in 2000, 1999, and 1998, respectively. Investment income increased slightly in 2000, as higher interest income more than offset a decrease in net realized investment gains at GE Global Insurance (the parent of Employers Reinsurance).

Net income decreased 25% in 2000, following a 5% increase in 1999. The decrease in 2000 was attributable to deterioration of underwriting results at GE Global Insurance, reflecting higher property and casualty-related losses (principally as a result of adverse development relating to prior-year loss events, including large loss events) and the continued effects of low premiums in the property and casualty insurance/reinsurance industry. Losses in 1999 were significantly affected by a number of large loss events. Large loss events are individual events that, after specific reinsurance recoveries and related premium adjustments, affect GE Global Insurance operations by $2 million or more, and include losses from earthquakes, aviation and railroad accidents, fire damage, and weather-related damage from hurricanes, tornadoes, wind and ice. Large loss events for GE Global Insurance occurring in 2000, 1999 and 1998 resulted in losses in those years of approximately $250 million, $510 million and $150 million, respectively. A portion of the 2000 and 1999 losses were recovered under aggregate risk coverage obtained in the ordinary course of the reinsurance business. Overall insurance losses for Specialty Insurance were partially mitigated by favorable experience in the Mortgage Insurance business, particularly in 1999.

All Other included the results of Wards from August 2, 1999, through December 28, 2000. The increase in revenues in 2000 also included a pre-tax gain of $1,366 million from sale of the Corporation's investment in common stock of PaineWebber. The net loss of $424 million for 2000 comprised the PaineWebber after-tax gain of $848 million, after-tax charges of $537 million related to Wards and after-tax strategic rationalization costs of $347 million, primarily for asset write-downs, employee severance and lease termination. These strategic rationalization costs consisted of $107 million related to Consumer Services, $191 million related to Equipment Management and $49 million related to Specialized Financing.

Portfolio Quality

Financing receivables is the largest category of assets for GECS and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $147.3 billion at the end of 2000 from $137.9 billion at the end of 1999, as discussed in the following paragraphs. The related allowance for losses at the end of 2000 amounted to $4.0 billion ($3.7 billion at the end of 1999), representing management's best estimate of probable losses inherent in the portfolio.

A discussion of the quality of certain elements of the financing receivables portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $48.8 billion at year-end 2000, a decrease of $3.5 billion from year-end 1999. Credit card and personal receivables increased $0.2 billion, primarily from origination volume, partially offset by sales and securitizations and the net effects of foreign currency translation. Auto receivables decreased $3.7 billion, primarily as a result of the run-off of the liquidating Auto Financial Services portfolio and the net effects of foreign currency translation. Nonearning consumer receivables at year-end 2000 were $1.1 billion, about 2.3% of outstandings, compared with $0.9 billion, about 1.8% of outstandings at year-end 1999. Write-offs of consumer receivables increased to $1.3 billion from $1.2 billion for 1999, reflecting shifts in the mix of products and global businesses. Consistent with industry trends, consumer delinquency rates increased somewhat toward the end of 2000 from the unusually low levels earlier in the year but were below year-end 1999 levels.

Other financing receivables, which totaled $98.5 billion at December 31, 2000, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $12.9 billion during 2000, reflecting increased originations and acquisition growth, partially offset by sales and securitizations and the net effects of foreign currency translation. Related nonearning and reduced-earning receivables were $0.9 billion, about 1.0% of outstandings at year-end 2000, compared with $0.9 billion, about 1.1% of outstandings at year-end 1999.

The Corporation's loans and leases to commercial airlines amounted to $15.3 billion at the end of 2000, up from $11.8 billion at the end of 1999. The Corporation's commercial aircraft positions also included financial guarantees, funding commitments and aircraft orders as discussed in note 6 to the consolidated financial statements.

International Operations

The Corporation's international operations include its operations located outside the United States and certain of its operations that cannot be meaningfully associated with specific geographic areas (for example, commercial aircraft). The Corporation's international revenues were $26.3 billion in 2000, an increase of 21% from $21.7 billion in 1999. Revenues in the Pacific Basin almost doubled in 2000, principally because of growth in Japan, the result of the purchase by GE Financial Assurance of the insurance policies and related assets of Toho Mutual Life Insurance Company (Toho). Global revenues, revenues which cannot be meaningfully associated with specific geographic areas, increased 19% in 2000, largely a result of higher revenues at GE Capital Aviation Services (GECAS). Overall, these increases reflect the continued expansion of the Corporation as a global provider of a wide range of financial services. International assets grew 14%, from $121.6 billion at year-end 1999 to $139.0 billion at the end of 2000. The increase in 2000 reflected strong growth at the Corporation in the Pacific Basin, particularly in Japan, resulting from the acquisition of Toho discussed previously. The Corporation also achieved significant asset growth at GECAS.

The Corporation's activities span all global regions and primarily encompass leasing of aircraft and providing certain financial services within these regional economies. As such, when certain countries or regions such as the Pacific Basin and Latin America experience currency and/or economic stress, the Corporation may have increased exposure to certain risks but also may have new profit opportunities. Potential increased risks include, among other things, higher receivable delinquencies and bad debts, delays or cancellation of sales and orders principally related to aircraft, higher local currency financing costs and a slowdown in established financial services activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Capital Resources and Liquidity

Statement of Financial Position

Investment securities for each of the past two years comprised mainly investment-grade debt securities held by GE Financial Assurance and the specialty insurance businesses of GECS in support of obligations to annuitants and policyholders. Investment securities were $90.3 billion in 2000, compared with $80.5 billion in 1999. The increase of $9.8 billion resulted from the addition of securities from acquired companies, investment of premiums received and increases in the fair value of debt securities, partially offset by the disposition of the Corporation's investment in common stock of PaineWebber and a decrease in the fair value of certain equity securities, consistent with market conditions. A breakdown of the investment securities portfolio is provided in note 2 to the consolidated financial statements.

Inventories were $666 million and $1,209 million at December 31, 2000 and 1999, respectively. The decrease in 2000 primarily relates to the deconsolidation of Wards because of its bankruptcy filing.

Financing receivables were $143.3 billion at year-end 2000, net of allowance for doubtful accounts, up $9.1 billion over 1999. These receivables are discussed in the Portfolio Quality section and in notes 3 and 4 to the consolidated financial statements.

Insurance receivables were $23.8 billion at year-end 2000, an increase of $4.8 billion that was primarily attributable to acquisitions.

Other receivables, which consist of trade receivables, accrued investment income, operating lease receivables and a variety of sundry items, were $13.3 billion and $15.1 billion at December 31, 2000 and 1999, respectively. The decrease of $1.8 billion primarily resulted from the planned run-off of assets from the 1999 acquisition of Japan Leasing Corporation.

Equipment on operating leases was $24.1 billion at December 31, 2000, up $0.5 billion from 1999. Details by category of investment can be found in note 6 to the consolidated financial statements. Additions to equipment on operating leases were $11.4 billion during 2000 ($13.5 billion during 1999), primarily reflecting acquisitions of transportation equipment.

Intangible assets were $15.0 billion at year-end 2000, up from $14.7 billion at year-end 1999. The $0.3 billion increase in intangible assets related primarily to goodwill and other intangibles associated with acquisitions, the largest of which was the acquisition of the insurance policies and related assets of Toho by GE Financial Assurance.

Other assets totaled $50.4 billion at year-end 2000, compared with $44.7 billion at the end of 1999. The $5.7 billion increase was principally attributed to additional investments in real estate ventures and associated companies, and increases in "separate accounts" (see note 9), partially offset by decreases in assets acquired for resale, which reflected sales and securitizations in excess of originations.

Insurance liabilities, reserves and annuity benefits were $106.2 billion, $19.4 billion higher than in 1999. The increase was primarily attributable to the addition of liabilities from acquisitions, increases in separate accounts, and growth in guaranteed investment contracts. For additional information on these liabilities, see note 11 to the consolidated financial statements.

Borrowings were $205.4 billion at December 31, 2000, of which $124.0 billion is due in 2001 and $81.4 billion is due in subsequent years. Comparable amounts at the end of 1999 were $200.0 billion in total, $129.2 billion due within one year and $70.8 billion due thereafter. The Corporation's composite interest rates are discussed in the Interest Expense section of Operating Results. A large portion of the Corporation's borrowings ($94.5 billion and $96.6 billion at the end of 2000 and 1999, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital commercial paper were 45 days and 6.43% at the end of 2000, compared with 53 days and 5.82% at the end of 1999. The GE Capital ratio of debt to equity was 7.53 to 1 at the end of 2000 and 8.44 to 1 at the end of 1999.

GE Company has committed to contribute capital to GE Capital in the event of either a decrease below a specified level in the ratio of GE Capital's earnings to fixed charges, or a failure to maintain a specified debt-to-equity ratio in the event certain GE Capital preferred stock is redeemed. GE Company also has guaranteed the Corporation's subordinated debt with a face amount of $1.0 billion at December 31, 2000 and 1999. Management believes the likelihood that GE Company will be required to contribute capital under either the commitments or the guarantee is remote.

Statement of Cash Flows

The Corporation's cash and equivalents aggregated $6.1 billion at the end of 2000, down from $6.9 billion at year-end 1999 principally as a result of liquidation of short term investments, partially offset by $13.2 billion of cash acquired in connection with the acquisition of the insurance policies and related assets of the Toho. The cash acquired with Toho is shown as cash from financing activities. Paydown of the acquired Toho insurance policies ($4.4 billion in 2000) appears as a usage under the caption "Insurance liabilities and reserves" and was a primary cause of the decrease in GECS cash from operating activities in 2000.

One of the primary sources of cash for the Corporation is financing activities involving the continued rollover of short-term borrowings and appropriate addition of borrowings with a reasonable balance of maturities. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $21.5 billion. New borrowings of $135.9 billion having maturities longer than 90 days were added during those years, while $89.9 billion of such longer-term borrowings were retired. The Corporation also generated $35.1 billion from operating activities.

The principal use of cash by the Corporation has been investing in assets to grow its businesses. Of the $109.7 billion that the Corporation invested over the past three years, $34.7 billion was used for additions to financing receivables; $31.8 billion was used to invest in new equipment, principally for lease to others; and $28.4 billion was used for acquisitions of new businesses, the largest of which were Japan Leasing and the credit card operations of JC Penney, both in 1999.

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

In addition, as part of its ongoing customer activities, the Corporation may enter into swaps that are integrated into investments in, loans to or guarantees of the obligations of particular customers. Such integrated swaps not involving assumption of third party credit risk are evaluated and monitored like their associated investments, loans or guarantees, and are not therefore subject to the same credit criteria that would apply to a stand-alone position. All other swaps, forward contracts and other derivatives have been designated as hedges of non-U.S. net investments or other assets.

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

         Counterparty credit criteria                   Credit rating
                                               ----------------------------
                                                                Standard &
                                                 Moody's          Poor's
                                               --------------   -----------
         Term of transaction
           Between one and five years ......       Aa3              AA-
           Greater than five years .........       Aaa              AAA
         Credit exposure limits
           Up to $50 million ...............       Aa3              AA-
           Up to $75 million ...............       Aaa              AAA

     o All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

More credit latitude is permitted for transactions having original maturities shorter than one year because of their lower risk.

The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 2000, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $1.8 billion. These amounts are primarily the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses.

Following is an analysis of credit risk exposures for the last three years.

    Percentage of Notional Derivative Exposure by Counterparty Credit Rating
--------------------------------------------------------------------------------
 Moody's/Standard & Poor's                 2000           1999             1998
--------------------------             -----------    -----------      ---------

 Aaa/AAA ..............................    63%              59%             65%
 Aa/AA ................................    36%              38%             33%
 A/A and below ........................     1%               3%              2%

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


                                                                         Spread over U.S.
                                                                           Treasuries in
                                                                           basis points     Counterparty
                                                                        ------------------  ------------
1.   Fixed rate five-year medium-term note .............................        +65              -
2.   U.S. dollar commercial paper swapped into five-year U.S. dollar
       fixed rate funding ...............................................       +40              A
3.   Swiss franc fixed rate debt swapped  into  five-year  U.S.  dollar
       fixed rate funding ...............................................       +35              B


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

     o One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, it is estimated that, all else constant, such an increase, including repricing effects in the securities portfolio, would reduce the 2001 net earnings of the Corporation based on year-end 2000 positions by approximately $124 million. Based on conditions at year-end 1999, the effect on 2000 net earnings of such an increase in interest rates was estimated to be approximately $105 million.

     o One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 2000 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Corporation assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, it is estimated that, all else constant, such a decrease would have an insignificant effect on 2001 net earnings of the Corporation based on year-end 2000 positions. Based on conditions at year-end 1999, the effect on 2000 net earnings of such a decrease in exchange rates was estimated to be insignificant for the Corporation.

Statement of Changes in Share Owners' Equity

Share owners' equity increased $2,701 million to $23,022 million at year-end 2000. The increase was largely attributable to net earnings during the period of $5,192 million, partially offset by dividends and other transactions with shareowners of $1,752 million.

Currency translation adjustments reduced equity by $573 million in 2000. Changes in the currency translation adjustment reflect the effects of changes in currency exchange rates on the Corporation's net investment in non-U.S.
subsidiaries that have functional currencies other than the U.S. dollar. The decrease during 2000 largely reflected continued weakening in the Euro. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of.

New Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for GECS on January 1, 2001. Upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) will be recognized in the balance sheet at their fair values; changes in such fair values must be recognized immediately in earnings unless specific hedging criteria are met. Effects of qualifying changes in fair value will be recorded in equity pending recognition in earnings as offsets to the related earnings effects of the hedged items. Management estimates that, at January 1, 2001, the effects on its consolidated financial statements of adopting SFAS No. 133, as amended, will be a one-time reduction of net earnings of less than $0.1 billion, and a one-time reduction of equity, excluding the net earnings effect, of less than $1.0 billion. The precise transition effect is uncertain because the accounting for certain derivatives and hedging relationships in accordance with SFAS No. 133 is subject to further interpretation by the FASB.

The Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for beneficial interests in securitized financial assets (beneficial interests). Under this consensus, impairment on certain beneficial interests must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. The Corporation previously recognized impairment on such assets when the asset's carrying value exceeded estimated cash flows discounted at a risk-free rate of return. Management estimates that upon adoption on January 1, 2001, the accounting change will result in a one-time charge of less than $125 million, principally for declines in market values of residual investments from the discontinued mortgage servicing business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on the Corporation is discussed in the Interest Rate and Currency Risk Management section of Item 7.

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Services, Inc. and consolidated affiliates at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







/s/ KPMG LLP



Stamford, Connecticut

February 2, 2001

                                  GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                                     Statement of Earnings


For the years ended December 31 (In millions)                           2000        1999        1998
                                                                      --------    --------    --------
REVENUES
Time sales, loan and other income .................................   $ 22,326    $ 18,209    $ 14,682
Operating lease rentals ...........................................      6,183       6,022       5,402
Financing leases ..................................................      3,688       3,587       4,267
Investment income .................................................      8,479       6,243       5,617
Premium and commission income of insurance affiliates (Note 11) ...     16,093      12,948      11,352
Sales of goods ....................................................      9,408       8,740       7,374
                                                                      --------    --------    --------

   Total revenues .................................................     66,177      55,749      48,694
                                                                      --------    --------    --------

EXPENSES
Interest ..........................................................     11,111       9,359       8,966
Operating and administrative (Note 14) ............................     19,453      16,260      13,816
Insurance losses and policyholder and annuity benefits (Note 11) ..     14,399      11,028       9,608
Cost of goods sold ................................................      8,537       7,976       6,777
Provision for losses on financing receivables (Note 4) ............      2,045       1,671       1,603
Depreciation and amortization of buildings and equipment and
  equipment on operating leases (Notes 6 & 7) .....................      3,314       3,173       2,616
Minority interest in net earnings of consolidated affiliates ......        214         186         148
                                                                      --------    --------    --------

   Total expenses .................................................     59,073      49,653      43,534
                                                                      --------    --------    --------

Earnings before income taxes ......................................      7,104       6,096       5,160
Provision for income taxes (Note 15) ..............................     (1,912)     (1,653)     (1,364)
                                                                      --------    --------    --------

NET EARNINGS ......................................................   $  5,192    $  4,443    $  3,796
                                                                      ========    ========    ========


                                    Statement of Changes in Share Owners' Equity

 (In millions)                                                          2000        1999        1998
                                                                      --------    --------    --------
CHANGES IN SHARE OWNERS' EQUITY
Balance at January 1 ..............................................   $ 20,321    $ 19,727    $ 17,239
                                                                      --------    --------    --------

Dividends and other transactions with share owners (Note 13) ......     (1,752)     (1,474)     (1,519)
                                                                      --------    --------    --------

Changes other than transactions with share owners:
  Increases attributable to net earnings ..........................      5,192       4,443       3,796
  Unrealized (losses) gains on investment securities - net (Note 13)      (166)     (2,206)        241
  Currency translation adjustments (Note 13) ......................       (573)       (169)        (30)
                                                                      --------    --------    --------

   Total changes other than transactions with share owners ........      4,453       2,068       4,007
                                                                      --------    --------    --------

Balance at December 31 ............................................   $ 23,022    $ 20,321    $ 19,727
                                                                      ========    ========    ========





See Notes to Consolidated Financial Statements.


                             GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                            Statement of Financial Position

At December 31 (In millions)                                                               2000        1999
                                                                                       ---------    ---------
ASSETS
Cash and equivalents ...............................................................   $   6,052    $   6,931
Investment securities (Note 2) .....................................................      90,330       80,485
Financing receivables (Note 3):
  Time sales and loans, net of deferred income .....................................      96,270       90,140
  Investment in financing leases, net of deferred income ...........................      51,063       47,783
                                                                                       ---------    ---------

                                                                                         147,333      137,923
  Allowance for losses on financing receivables (Note 4) ...........................      (4,034)      (3,708)
                                                                                       ---------    ---------

     Financing receivables - net ...................................................     143,299      134,215
Insurance Receivables (Note 5) .....................................................      23,802       18,969
Other receivables ..................................................................      13,288       15,126
Inventories ........................................................................         666        1,209
Equipment on operating leases (at cost), less accumulated amortization of $7,901 and
  $7,392 (Note 6) ..................................................................      24,147       23,605
Buildings and equipment (at cost), less accumulated depreciation of $2,084 and
  $2,127 (Note 7) ..................................................................       3,669        5,036
Intangible assets - net (Note 8) ...................................................      15,017       14,748
Other assets (Note 9) ..............................................................      50,366       44,694
                                                                                       ---------    ---------

   Total assets ....................................................................   $ 370,636    $ 345,018
                                                                                       =========    =========

LIABILITIES AND SHARE OWNERS' EQUITY
Short-term borrowings (Note 10) ....................................................   $ 123,992    $ 129,259
Long-term borrowings (Note 10) .....................................................      81,379       70,766
                                                                                       ---------    ---------

   Total borrowings ................................................................     205,371      200,025
Accounts payable ...................................................................      10,436        9,749
Insurance liabilities, reserves and annuity benefits (Note 11) .....................     106,150       86,776
Other liabilities ..................................................................      13,451       14,801
Deferred income taxes (Note 15) ....................................................       8,238        8,955
                                                                                       ---------    ---------

   Total liabilities ...............................................................     343,646      320,306
                                                                                       ---------    ---------

Minority interest in equity of consolidated affiliates (Note 12) ...................       3,968        4,391
                                                                                       ---------    ---------

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by consolidated affiliates at December 31,
  2000 and 1999) ...................................................................          10           10
Common stock, $1,000 par value (1,260 shares authorized at December 31, 2000 and
  1999 and 1,012 shares outstanding at December 31, 2000 and 1999) .................           1            1
Additional paid-in capital .........................................................       2,742        2,672
Retained earnings ..................................................................      21,222       17,852
Accumulated unrealized gains on investment securities - net (a) ....................           4          170
Accumulated foreign currency translation adjustments (a) ...........................        (957)        (384)
                                                                                       ---------    ---------

   Total share owners' equity (Note 13) ............................................      23,022       20,321
                                                                                       ---------    ---------

   Total liabilities and share owners' equity ......................................   $ 370,636    $ 345,018
                                                                                       =========    =========

(a) The sum of accumulated unrealized gains on investment securities and accumulated foreign currency translation adjustments constitutes
     "Accumulated nonowner changes other than earnings," as shown in note 13, and was ($953) million and ($214) million at year-end 2000 and 1999, respectively.



See Notes to Consolidated Financial Statements.


       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                             Statement of Cash Flows


For the years ended December 31 (In millions)                             2000        1999        1998
                                                                        --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings ........................................................   $  5,192    $  4,443    $  3,796
Adjustments to reconcile net earnings to cash provided from operating activities:
Depreciation and amortization of buildings and equipment and
   equipment on operating leases ....................................      3,314       3,173       2,616
Provision for losses on financing receivables .......................      2,045       1,671       1,603
Amortization of goodwill and other intangibles ......................      2,174       1,199         952
Increase in deferred income taxes ...................................        683         847         549
Decrease (increase) in inventories ..................................       (261)        327          81
Increase in accounts payable ........................................      3,047         699       1,673
Increase (decrease) in insurance liabilities and reserves ...........     (1,009)      4,584       3,670
Other - net .........................................................     (5,901)     (2,124)     (3,985)
                                                                        --------    --------    --------

Cash from operating activities ......................................      9,284      14,819      10,955
                                                                        --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in financing receivables (Note 19) .....................    (16,076)    (12,628)     (5,999)
Buildings and equipment and equipment on operating leases
   - additions ......................................................    (11,431)    (13,466)     (6,935)
   - dispositions ...................................................      6,714       6,262       4,037
Payments for principal businesses purchased, net of cash acquired
   (Note 19) ........................................................     (1,176)    (10,060)    (17,155)
All other investing activities (Note 19) ............................    (12,173)     (8,283)    (11,380)
                                                                        --------    --------    --------

Cash used for investing activities ..................................    (34,142)    (38,175)    (37,432)
                                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings (maturities of 90 days or less) ............     (2,121)      7,308      16,288
Newly issued debt (maturities longer than 90 days) (Note 19) ........     46,887      47,605      41,440
Repayments and other reductions (maturities longer than 90 days)
   (Note 19) ........................................................    (31,907)    (26,924)    (31,027)
Dividends paid ......................................................     (1,822)     (1,666)     (1,672)
All other financing activities (Note 19) ............................     12,942         622        (114)
                                                                        --------    --------    --------

Cash from financing activities ......................................     23,979      26,945      24,915
                                                                        --------    --------    --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR .........       (879)      3,589      (1,562)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR ...........................      6,931       3,342       4,904
                                                                        --------    --------    --------

CASH AND EQUIVALENTS AT END OF YEAR .................................   $  6,052    $  6,931    $  3,342
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

Income from investment and insurance activities is discussed on pages 28 and 29.

Sales of Goods - A sale is recorded when title passes to the customer.

Cash and Equivalents - Certificates and other time deposits are treated as cash equivalents.

Recognition of Losses on Financing Receivables and Investments - The allowance for losses on small-balance receivables reflects management's best estimate of probable losses inherent in the portfolio determined principally on the basis of historical experience. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of management's best estimate of probable losses, including specific allowances for known troubled accounts.

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

Intangible Assets - Goodwill is amortized over its estimated period of benefit on a straight-line basis; other intangible assets are amortized on appropriate bases over their estimated lives. No amortization period exceeds 40 years. When an intangible asset exceeds associated expected operating cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values.

Interest Rate and Currency Risk Management - Upon adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001, certain financial instruments and portions of other financial instruments will be defined to be derivatives. After that date, all derivatives will be carried at their fair values, and all changes in fair values will affect net earnings or share owners' equity immediately.

As a matter of policy, the Corporation does not engage in derivatives trading, derivatives market-making or other speculative activities. The Corporation uses swaps primarily to optimize funding costs. To a lesser degree, and in combination with options and limit contracts, the Corporation uses swaps to stabilize cash flows from mortgage-related assets.

Designated interest rate and currency swaps, forwards and limit contracts that modify borrowings or certain assets, and forecasted transactions such as forecasted commercial paper renewals, are accounted for on an accrual basis. The Corporation requires all other swaps, as well as futures, options and currency forwards, to be designated and accounted for as hedges of specific assets, liabilities or firm commitments; resulting payments and receipts are recognized contemporaneously with effects of hedged transactions. A payment or receipt arising from early termination of an effective hedge is accounted for as an adjustment to the basis of the hedged transaction.

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

Deferred policy acquisition costs. Costs that vary with and are primarily related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized over the respective policy terms. For short-duration insurance contracts, acquisition costs consist primarily of commissions, brokerage expenses and premium taxes. For long-duration insurance contracts, these costs consist primarily of first-year commissions in excess of recurring renewal commissions, certain variable sales expenses and certain support costs such as underwriting and policy issue expenses.

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

NOTE 2.        INVESTMENT SECURITIES

A summary of investment securities follows:

                                                                        Gross           Gross
                                                     Amortized       unrealized      unrealized        Estimated
                                                        cost            gains          losses         fair value
 (In millions)
                                                   --------------   --------------  --------------   --------------
December 31, 2000
Debt securities:
 U.S. corporate ...................                  $ 39,078           $    459        $ (1,282)          $ 38,255
 State and municipal ..............                    13,272                499            (139)            13,632
 Mortgage-backed ..................                    13,683                323            (160)            13,846
 Corporate - non-U.S ..............                    12,640                374            (168)            12,846
 Government - non-U.S .............                     5,059                104            (108)             5,055
 U.S. government and federal agency                     2,106                 15             (42)             2,079
Equity securities .................                     4,392                703            (478)             4,617
                                                     --------           --------        --------           --------
                                                     $ 90,230           $  2,477        $ (2,377)          $ 90,330
                                                     ========           ========        ========           ========
December 31, 1999
Debt securities:
  U.S. corporate ...............................     $ 31,512           $    175        $ (1,759)          $ 29,928
  State and municipal ..........................       12,558                141            (452)            12,247
  Mortgage-backed ..............................       12,799                173            (376)            12,596
  Corporate - non-U.S. .........................        9,923                228            (248)             9,903
  Government - non-U.S. ........................        4,675                114             (77)             4,712
  U.S. government and federal agency ...........        2,481                  5            (171)             2,315
Equity securities .............................         6,420              2,641            (277)             8,784
                                                     --------           --------        --------           --------
                                                     $ 80,368           $  3,477        $ (3,360)          $ 80,485
                                                     ========           ========        ========           ========

A substantial portion of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.

At December 31, 2000, contractual maturities of debt securities, other than mortgage-backed securities, were as follows:

                                                   Amortized          Estimated
(In millions)                                         cost           fair value
                                                ----------------   -------------
 Due in:
  2001 ........................................      $ 5,002            $ 5,028
  2002-2005 ...................................       14,479             14,717
  2006-2010 ...................................       17,765             17,789
  2011 and later ..............................       34,909             34,333

It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations. Proceeds from sales of investment securities in 2000 were $24,711 million ($18,500 million in 1999 and $16,659 million in 1998). Gross realized gains were $3,581 million in 2000 ($1,406 million in 1999 and $1,126 million in 1998). Gross realized losses were $714 million in 2000 ($484 million in 1999 and $303 million in 1998).

NOTE 3.        FINANCING RECEIVABLES

Financing receivables at December 31, 2000 and 1999 are shown below.

 (In millions)                                       2000         1999
                                                  ---------    ---------
Time sales and loans:
 Consumer Services .............................   $  43,954    $  44,784
 Specialized Financing .........................      28,497       24,745
 Mid-Market Financing ..........................      21,506       18,422
 Equipment Management ..........................       1,385          978
 Specialty Insurance ...........................          90           28
 Other .........................................         838        1,183
                                                   ---------    ---------

   Time sales and loans - net of deferred income      96,270       90,140
                                                   ---------    ---------

Investment in financing leases:
 Direct financing leases .......................      46,186       43,738
 Leveraged leases ..............................       4,877        4,045
                                                   ---------    ---------

   Investment in financing leases ..............      51,063       47,783
                                                   ---------    ---------

                                                     147,333      137,923
Less allowance for losses (Note 4) .............      (4,034)      (3,708)
                                                   ---------    ---------

                                                   $ 143,299    $ 134,215
                                                   =========    =========

Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 2000 and 1999, commercial real estate loans and leases of $21,329 million and $15,782 million, respectively, were included in financing receivables and insurance receivables.
Note 6 contains information on commercial airline loans and leases.

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

The Corporation's net investment in financing leases at December 31, 2000 and 1999 is shown below.

                                        Total financing leases    Direct financing leases       Leveraged leases
                                        -----------------------   ------------------------   -----------------------
 (In millions)                             2000         1999         2000         1999         2000         1999
                                        ----------   ----------   ----------    ----------   ----------    ---------
Total minimum lease payments
   receivable ........................  $   74,960   $   68,158   $   50,556    $   47,069   $   24,404    $  21,089
 Less principal and interest on
   third-party nonrecourse debt ......     (19,773)     (17,184)           -             -      (19,773)     (17,184)
                                        ----------   ----------   ----------    ----------   ----------    ---------

   Net rentals receivable ............      55,187       50,974       50,556        47,069        4,631        3,905
 Estimated unguaranteed residual value
   of leased assets ..................       7,314        7,157        4,602         4,945        2,712        2,212
 Less deferred income ................     (11,438)     (10,348)      (8,972)       (8,276)      (2,466)      (2,072)
                                        ----------   ----------   ----------    ----------   ----------    ---------

   Investment in financing leases ....      51,063       47,783       46,186        43,738        4,877        4,045
 Less: Allowance for losses ..........        (646)        (581)        (558)         (509)         (88)         (72)
       Deferred taxes arising from
         financing leases ............      (8,408)      (8,593)      (4,496)       (5,087)      (3,912)      (3,506)
                                        ----------   ----------   ----------    ----------   ----------    ---------

 Net investment in financing leases ..  $   42,009   $   38,609   $   41,132    $   38,142   $      877    $     467
                                        ==========   ==========   ==========    ==========   ==========    =========

Contractual Maturities

At December 31, 2000 the Corporation's contractual maturities for time sales and loans and net rentals receivable were:

                                                  Total time
(In millions)                                      sales and       Net rentals
                                                   loans (a)      receivable (a)
                                                  ----------     ---------------
Due in:
  2001 .................................             $28,870         $16,620
  2002 .................................              21,368          11,885
  2003 .................................              18,140           8,253
  2004 .................................               7,439           5,055
  2005 .................................               5,611           3,173
  Thereafter ...........................              14,842          10,201
                                                     -------         -------

                                                     $96,270         $55,187
                                                     =======         =======


(a)Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.

Nonearning consumer receivables were $1,139 million and $930 million at December 31, 2000 and 1999, respectively, a substantial amount of which were private-label credit card loans. Nonearning and reduced-earning receivables other than consumer receivables were $949 million and $932 million at year-end 2000 and 1999, respectively.

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

An analysis of impaired loans at December 31, 2000 and 1999 is shown below.

 (In millions)                                                  2000        1999
                                                                ----        ----
Loans requiring allowance for losses ...................        $475        $631
Loans expected to be fully recoverable .................         384         219
                                                                ----        ----

                                                                $859        $850
                                                                ====        ====

Allowance for losses ...................................        $166        $179
Average investment during year .........................         801         610
Interest income earned while impaired (a) ..............          20          27


(a) Principally on the cash basis.


NOTE 4.        ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

 (In millions)                                                  2000       1999       1998
                                                              -------    -------    -------
  Balance at January 1 ....................................   $ 3,708    $ 3,223    $ 2,745
  Provisions charged to operations ........................     2,045      1,671      1,603
  Net transfers primarily related to acquisitions and sales        22        271        386
  Amounts written off - net ...............................    (1,741)    (1,457)    (1,511)
                                                              -------    -------    -------

  Balance at December 31 ..................................   $ 4,034    $ 3,708    $ 3,223
                                                              =======    =======    =======


NOTE 5.        INSURANCE RECEIVABLES

At year-end 2000 and 1999, this account included reinsurance recoverables of $8,240 million and $8,138 million and receivables of insurance affiliates of $15,562 million and $10,831 million, respectively. Receivables of insurance affiliates include premium receivables, investments in whole real estate and other loans and funds on deposit with reinsurers.


NOTE 6.        EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 2000 and 1999 are shown below.

 (In millions)                                        2000             1999
                                                    --------         --------
  Original cost
    Aircraft ...............................        $ 12,888         $ 10,591
    Vehicles ...............................           9,872           10,942
    Railroad rolling stock .................           3,459            3,323
    Marine shipping containers .............           2,196            2,309
    Other ..................................           3,633            3,832
                                                    --------         --------

                                                      32,048           30,997
  Accumulated amortization .................          (7,901)          (7,392)
                                                    --------         --------

                                                    $ 24,147         $ 23,605
                                                    ========         ========

Amortization of equipment on operating leases was $2,620 million, $2,673 million and $2,185 million in 2000, 1999 and 1998, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 2000 totaled $16,034 million and are due as follows: $4,017 million in 2001; $3,177 million in 2002; $2,407 million in 2003; $1,707 million in 2004; $1,194 million in 2005 and $3,532 million thereafter.

The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 2000 and 1999, the balance of such loans, leases and equipment leased to others was $15,262 million and $11,772 million, respectively. In addition, at December 31, 2000, the Corporation had issued financial guarantees and funding commitments of $601 million ($59 million at year-end 1999) and had placed multiyear orders for various Boeing and Airbus aircraft with list prices of approximately $22.9 billion ($9.9 billion at year-end 1999).



NOTE 7.        BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, computer hardware, vehicles, furniture and office equipment. Depreciation expense was $694 million in 2000, $500 million in 1999 and $431 million in 1998.


NOTE 8.        INTANGIBLE ASSETS

Intangible assets at December 31, 2000 and 1999 are shown in the table below.

(In millions)                                         2000             1999
                                                    --------         --------
  Goodwill .................................        $ 11,550         $ 12,301
   Present value of future profits ("PVFP")            2,780            1,812
   Other intangibles .......................             687              635
                                                    --------         --------
                                                    $ 15,017         $ 14,748
                                                    ========         ========

The Corporation's intangible assets are shown net of accumulated amortization of $5,815 million at December 31, 2000, and $4,233 million at December 31, 1999.

The amount of goodwill amortization included in net earnings (net of income taxes) in 2000, 1999 and 1998 was $620 million, $512 million and $408 million, respectively.

PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 17% to 7% of the year-end 2000 unamortized balance for each of the next five years.


NOTE 9.        OTHER ASSETS

Other assets at December 31, 2000 and 1999 are shown in the table below.

(In millions)                                                                  2000             1999
                                                                          ------------       ------------
Investments:
 Assets acquired for resale ............................................   $       1,394     $      3,406
 Investments in and advances to associated companies (a) ...............          12,785           11,298
 Real estate ventures ..................................................           6,496            4,397
 Other .................................................................           5,298            4,424
                                                                           -------------     ------------

                                                                                  25,973           23,525
 Separate accounts .....................................................          11,705           10,335
 Servicing assets (b) ..................................................           1,449            1,707
 Deferred insurance acquisition costs ..................................           5,815            4,682
 Other .................................................................           5,424            4,445
                                                                           -------------     ------------
                                                                           $     50,366      $     44,694
                                                                           =============     ============



(a)  Includes advances
(b) Associated primarily with serviced residential mortgage loans amounting to $81 billion and $86 billion at December 31, 2000 and 1999, respectively.

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 11.

NOTE 10.       BORROWINGS

Total short-term borrowings at December 31, 2000 and 1999 consisted of the following:

                                                               2000                             1999
                                                  -------------------------------- --------------------------------
                                                                       Average                          Average
  (In millions)                                       Amount          rate (a)         Amount          rate (a)
                                                  ---------------  --------------- ---------------  ---------------
 Commercial paper - U.S. ........................  $  77,525         6.67%        $   84,702            6.07%
 Commercial paper - non-U.S. ....................     16,965         5.46             11,909            4.19
 Current portion of long-term debt ..............     19,283         5.95             22,902            5.59
 Other ..........................................     10,219                           9,746
                                                  ------------                    ------------
                                                   $ 123,992                       $ 129,259
                                                  ============                    ============



Total long-term borrowings at December 31, 2000 and 1999 were as follows:

                                                       2000
                                                     average
 (In millions)                                       rate (a)        Maturities         2000             1999
                                                  ---------------  --------------- ---------------  ---------------
 Senior notes ...................................      5.59%         2002-2055          $ 80,383        $  69,770
 Subordinated notes (b) .........................      7.88          2006-2035               996              996
                                                                                        --------        ---------

                                                                                        $ 81,379        $  70,766
                                                                                        ========        =========



(a) Based on year-end balances and local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b) Guaranteed by GE Company.

Borrowings of the Corporation are addressed as follows from two perspectives - liquidity and interest rate risk management. Additional information about borrowings and associated swaps can be found in note 20 to the consolidated financial statements.

Liquidity requirements of the Corporation are principally met through the credit markets. Maturities of long-term borrowings during the next five years, including the current portion of long-term debt, at December 31, 2000, were $19,283 million in 2001; $20,089 million in 2002; $16,231 million in 2003;
$11,330 million in 2004 and $7,086 million in 2005.

At December 31, 2000, the Corporation held committed lines of credit aggregating $28.1 billion with 95 banks, including $12.2 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. Also, at December 31, 2000, substantially all of the approximately $4.2 billion of GE Company's credit lines were available for use by the Corporation. During 2000, amounts drawn under these lines were not significant. The Corporation compensates banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

Interest rate risk is managed by the Corporation in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps and currency forwards, are employed to achieve management's interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

The following table shows the Corporation's borrowing positions at December 31, 2000 and 1999, considering the effects of swaps.

(In millions)                                              2000          1999
                                                        --------      --------
Effective borrowings (including swaps)
  Short-term .....................................      $ 80,162      $ 74,347
                                                        ========      ========
  Long-term (including current portion)
    Fixed rate (a) ...............................      $ 98,905      $ 90,361
    Floating rate ................................        26,304        35,317
                                                        --------      --------

  Total long-term ................................      $125,209      $125,678
                                                        ========      ========

(a) Includes the notional amount of long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 2000, interest rate swap maturities ranged from 2001 to 2048, and average interest rates for fixed-rate borrowings (including "synthetic" fixed-rate borrowings) were 5.92% (5.63% at year-end 1999).


NOTE 11.       INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits at December 31, 2000 and 1999, are shown below.

  (In millions)                                              2000        1999
                                                           --------    -------
  Investment contracts and universal life benefits ....    $ 33,232    $30,448
  Life insurance benefits and other (a) ...............      32,288     18,460
  Unpaid claims and claims adjustment expenses (b) ....      22,886     21,473
  Unearned premiums ...................................       6,039      6,060
  Separate accounts (see note 9) ......................      11,705     10,335
                                                           --------    -------
                                                           $106,150    $86,776
                                                           ========    =======

(a) Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 2% to 9% in 2000 and from 5% to 9% in 1999.

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

A summary of activity affecting unpaid claims and claims adjustment expenses follows.

(In millions)                                       2000        1999        1998
                                                 --------    --------    --------
  Balance at January 1 - gross ...............   $ 21,473    $ 19,611    $ 14,654
  Less reinsurance recoverables ..............     (4,832)     (3,483)     (2,246)
                                                 --------    --------    --------
  Balance at January 1 - net .................     16,641      16,128      12,408
  Claims and expenses incurred:
     Current year ............................      9,718       6,917       6,330
     Prior years .............................        607         248        (162)
  Claims and expenses paid:
     Current year ............................     (3,704)     (2,508)     (2,400)
     Prior years .............................     (6,572)     (5,162)     (3,692)
  Claim reserves related to acquired companies        488         929       3,476
  Other ......................................        231          89         168
                                                 --------    --------    --------
  Balance at December 31 - net ...............     17,409      16,641      16,128
  Add reinsurance recoverables ...............      5,477       4,832       3,483
                                                 --------    --------    --------

  Balance at December 31 - gross .............   $ 22,886    $ 21,473    $ 19,611
                                                 ========    ========    ========


Prior-year claims and expenses incurred in the preceding table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

Financial guarantees and credit life risk of insurance affiliates at December 31, 2000 and 1999 are summarized below.


(In millions)                                                                            2000             1999
                                                                                    --------------   --------------
Guarantees, principally on municipal bonds and structured finance issues ........    $    194,061     $    177,840
Mortgage insurance risk in force ................................................          68,112           59,798
Credit life insurance risk in force .............................................          19,910           26,427
Less reinsurance ................................................................         (42,143)         (37,992)
                                                                                    --------------   --------------

                                                                                     $    239,940     $    226,073
                                                                                    ==============   ==============

The effects of reinsurance on premiums written and premiums and commissions earned were as follows for the past three years.

                                 Premiums written                          Premiums and commissions earned
                   ----------------------------------------------   ----------------------------------------------
(In millions)          2000            1999            1998             2000            1999            1998
                   --------------  --------------  --------------   --------------  --------------  --------------
Direct .........   $       9,390   $       7,382   $       6,237    $       9,026   $       7,002   $       6,063
Assumed ........           9,552           8,520           7,470            9,643           8,460           7,151
Ceded ..........          (2,481)         (2,278)         (1,842)          (2,576)         (2,514)         (1,862)
                   --------------  --------------  --------------   --------------  --------------  --------------
Net ............   $      16,461   $      13,624   $      11,865    $      16,093   $      12,948   $      11,352
                   ==============  ==============  ==============   ==============  ==============  ==============


Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $3,232 million, $2,648 million and $1,594 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 12.       MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by GE Capital and by affiliates of GE Capital. The preferred stock pays cumulative dividends at variable rates. The value of the preferred shares at December 31, 2000 and 1999 is summarized below.

(In millions)                                              2000             1999
                                                         ------           ------
GE Capital ...................................           $2,600           $2,600
GE Capital affiliates ........................            1,066            1,421


Dividend rates in local currency on the preferred stock ranged from 4.15% to 6.82% during 2000 and from 0.6% to 6.1% during 1999.


NOTE 13.       SHARE OWNERS' EQUITY

Changes in share owners' equity for each of the last three years were as follows:

(In millions) .............................................       2000        1999        1998
                                                              --------    --------    --------
Cumulative Preferred Stock Issued .........................   $     10    $     10    $     10
                                                              --------    --------    --------

Common Stock Issued .......................................          1           1           1
                                                              --------    --------    --------

Accumulated nonowner changes other than earnings
Balance at January 1 ......................................       (214)      2,161       1,950
Unrealized (losses) gains on investment securities - net of
   deferred taxes of $865, ($868), and $432 ...............      1,698      (1,578)        775
Currency translation adjustments - net of deferred taxes of
   ($309), ($91) and ($13) ................................       (573)       (169)        (30)
Reclassification adjustments - net of deferred taxes of
($1,003), ($341) and ($293) ...............................     (1,864)       (628)       (534)
                                                              --------    --------    --------

Balance at December 31 ....................................       (953)       (214)      2,161
                                                              --------    --------    --------

Other Capital
Balance at January 1 ......................................      2,672       2,480       2,327
Contributions .............................................         70         192         153
                                                              --------    --------    --------

Balance at December 31 ....................................      2,742       2,672       2,480
                                                              --------    --------    --------

Retained Earnings
Balance at January 1 ......................................     17,852      15,075      12,951
Net Earnings ..............................................      5,192       4,443       3,796
Dividends .................................................     (1,822)     (1,666)     (1,672)
                                                              --------    --------    --------

Balance at December 31 ....................................     21,222      17,852      15,075
                                                              --------    --------    --------

Total Share Owners' Equity ................................   $ 23,022    $ 20,321    $ 19,727
                                                              ========    ========    ========


The Corporation's outstanding preferred stock amounted to $510 million at December 31, 2000, all of which was held by consolidated affiliates with the exception of $10 million of such shares, which were dividended to GE Company in 1994. All other equity is owned entirely by GE Company and an affiliate.

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

At December 31, 2000 and 1999, the aggregate statutory capital and surplus of the insurance businesses totaled $16.2 billion and $14.5 billion, respectively. Accounting principles prescribed by statutory authorities are used in preparing statutory statements.


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

Rental expense relating to equipment the Corporation leases from others for the purpose of subleasing was $496 million in 2000, $484 million in 1999 and $439 million in 1998. Other rental expense was $680 million in 2000, $583 million in 1999 and $450 million in 1998, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 2000 are $4,726 million; $772 million in 2001; $689 million in 2002; $607 million in 2003; $477 million in 2004; $366 million in 2005 and $1,815 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

Amortization of deferred insurance acquisition costs charged to operations in 2000, 1999 and 1998 was $2,787 million, $2,545 million and $1,940 million, respectively.


NOTE 15.       INCOME TAXES

The provision for income taxes is summarized in the following table.

(In millions) ..................................................     2000     1999     1998
                                                                   ------   ------   ------
Current tax expense ...........................................    $1,229   $  806   $  815
Deferred tax expense from temporary differences ................      683      847      549
                                                                   ------   ------   ------
                                                                   $1,912   $1,653   $1,364
                                                                   ======   ======   ======


GE Company files a consolidated U.S. federal income tax return which includes the Corporation. The provision for current tax expense includes the effect of the Corporation on the consolidated return.

Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of $443 million, ($126) million and ($15) million in 2000, 1999 and 1998, respectively, and amounts applicable to non-U.S. jurisdictions of $707 million, $844 million and $813 million in 2000, 1999 and 1998, respectively. Deferred tax expense related to U.S. federal income taxes was $655 million, $810 million and $548 million in 2000, 1999 and 1998, respectively.

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

U.S. income before taxes was $3.8 billion in 2000, $3.5 billion in 1999 and $3.4 billion in 1998. The corresponding amounts for non-U.S. based operations were $3.3 billion in 2000, $2.6 billion in 1999 and $1.8 billion in 1998.

A reconciliation of the U.S. federal statutory rate to the actual income tax rate follows.

                                                                       2000            1999             1998
                                                                 ---------------- ---------------  ---------------
  Statutory U.S. federal income tax rate ........................      35.0%            35.0%            35.0%
  Increase (reduction) in rate resulting from:
    Amortization of goodwill ....................................       1.1              1.0              1.0
    Tax-exempt income ...........................................      (4.0)            (4.4)            (4.7)
    Tax on International Activities including Foreign Sales
      Corporation benefits ......................................      (5.8)            (4.8)            (1.3)
  Fuels credits .................................................      (1.2)            (1.5)            (1.8)
  Other - net ...................................................       1.8              1.8             (1.8)
                                                                 ---------------- ---------------  ---------------

  Actual income tax rate ........................................      26.9%            27.1%            26.4%
                                                                 ================ ===============  ===============


Principal components of the net deferred tax liability balances at December 31, 2000 and 1999, were as follows:

(In millions)                                                                            2000             1999
                                                                                     -------------    -------------
Assets:
  Allowance for losses .........................................................     $     1,684     $      1,379
  Insurance reserves ...........................................................           1,270            1,052
  AMT credit carryforwards .....................................................             671            1,185
  Other ........................................................................           3,684            1,912
                                                                                     -------------    -------------

 Total deferred tax assets .....................................................           7,309            5,528
                                                                                     -------------    -------------

 Liabilities:
  Financing leases .............................................................           8,408            8,593
  Operating leases .............................................................           3,301            2,840
  Other ........................................................................           3,838            3,050
                                                                                     -------------    -------------

 Total deferred tax liabilities ................................................          15,547           14,483
                                                                                     -------------    -------------

 Net deferred tax liability ....................................................     $     8,238      $     8,955
                                                                                     =============    =============



NOTE 16.       OPERATING SEGMENT DATA


The Corporation's operating segments are organized based on the nature of products and services provided. A description of the operating segments can be found in Item 1. Business., under the heading Operating Segments, on page 2 of this report. The accounting policies for these segments are the same as those described for the consolidated entity. The Corporation evaluates the performance of its operating segments primarily on the basis of net earnings. Details of total revenues and net earnings by operating segment are provided in Item 7. Management's Discussion and Analysis of Results of Operations in the table beginning on page 15 and in the All Other operating segment discussion on page 17 of this report. Other specific information is provided as follows.


(In millions)                        Depreciation and amortization (a)          Provision for income taxes
                                   --------------------------------------  -------------------------------------
For the years ended December 31       2000         1999          1998         2000         1999         1998
                                   -----------  -----------  ------------  ----------- ------------  -----------
Consumer Services ..............   $   1,940    $   1,042    $     960    $      665  $      347    $      471
Equipment Management ...........       2,421        2,440        1,913           389         317           258
Mid-Market Financing ...........         715          555          409           223         237           234
Specialized Financing ..........          42           62           56           566         462            47
Specialty Insurance ............         179          164          138            33         345           327
All other ......................         191          109           92            36         (55)           27
                                   -----------  -----------  ------------  ----------- ------------  -----------

   Total .......................   $   5,488    $   4,372    $   3,568     $   1,912   $   1,653     $   1,364
                                   ===========  ===========  ============  =========== ============  ===========




                                     Time sales, loan, investment and
                                             other income (b)                        Interest expense
                                   --------------------------------------  -------------------------------------
For the years ended December 31       2000         1999          1998         2000         1999         1998
                                   -----------  -----------  ------------  ----------- ------------  -----------
Consumer Services ..............    $ 16,252     $ 12,817     $ 11,279     $   3,645   $   3,335     $   3,746
Equipment Management ...........       2,428        2,372        2,297         1,796       1,598         1,494
Mid-Market Financing ...........       2,545        2,257        1,621         2,382       1,992         1,631
Specialized Financing ..........       5,198        4,028        2,712         2,428       1,835         1,552
Specialty Insurance ............       2,875        2,727        2,149           711         580           534
All other ......................       1,507          251          241           149          19             9
                                   -----------  -----------  ------------  ----------- ------------  -----------

   Total .......................    $ 30,805     $ 24,452     $ 20,299      $ 11,111   $   9,359     $   8,966
                                   ===========  ===========  ============  =========== ============  ===========


                                                                              Property, plant and equipment
                                                                              additions (including equipment
                                                  Assets                          leased to others) (c)
                                              At December 31                 For the years ended December 31
                                   --------------------------------------  -------------------------------------
                                      2000         1999          1998         2000         1999         1998
                                   -----------  -----------  ------------  ----------- ------------  -----------
Consumer Services (d)...........    $ 161,607    $ 149,139    $ 138,961      $   764   $   2,337     $   2,111
Equipment Management (d) .......       48,573       43,617       38,513        8,298       8,011         4,492
Mid-Market Financing ...........       55,651       49,703       41,016        1,624       3,948         1,349
Specialized Financing (d).......       54,179       48,539       36,908          544         155            88
Specialty Insurance ............       52,108       47,926       46,039           39          30            41
All other ......................       (1,482)       6,094        1,860          165         951            29
                                    -----------  -----------  ------------ ----------- ------------  -----------

   Total .......................    $ 370,636    $ 345,018    $ 303,297     $ 11,434    $ 15,432     $   8,110
                                   ===========  ===========  ============  =========== ============  ===========


(a)  Includes amortization of goodwill and other intangibles.

(b)  Principally interest income.

(c) Additions to property, plant and equipment (including equipment leased to others) include amounts relating to principal businesses purchased.

(d) Total assets of the Consumer Services, Equipment Management and Specialized Financing segments at December 31, 2000 include investments in and advances to non-consolidated affiliates of $4,064 million, $5,013 million and $3,246 million, respectively, which contributed approximately $325 million, $317 million and $63 million, respectively, to segment pre-tax income for the year ended December 31, 2000.

NOTE 17.       QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data were as follows:

                                  First quarter        Second quarter        Third quarter          Fourth quarter
                                -------------------  -------------------  ---------------------  ---------------------
  (In millions)                   2000      1999       2000      1999        2000       1999       2000        1999
                                ---------  --------  --------- ---------  ----------- --------- ------------ ---------
 Revenues ....................  $ 15,681   $ 12,383  $ 16,470  $ 13,378   $ 16,444(a) $ 14,002  $ 17,582(a)  $ 15,986
                                ---------  --------  --------- ---------  ----------- --------- ------------ ---------
 Expenses:
  Interest ...................     2,570      2,113     2,811     2,237      2,765       2,291     2,965        2,718
  Operating and administrative
   and cost of goods sold ....     6,922      5,150     6,964     5,667      6,617       6,136     7,487        7,283
  Insurance losses and
   policyholder and annuity
   benefits ..................     2,930      2,619     3,852     2,705      3,731       2,764     3,886        2,940
  Provision for losses on
   financing receivables .....       521        378       421       440        463         225       640          628
  Depreciation and
   amortization of buildings
   and equipment and equipment
   on operating leases .......       942        685       672       823        792         792       908          873
  Minority interest in net
   earnings of consolidated
   affiliates ................        50         38        53        45         56          49        55           54
                                ---------  --------  --------- ---------  ----------- --------- ------------ ---------

 Earnings before income taxes      1,746      1,400     1,697     1,461      2,020       1,745     1,641        1,490
 Provision for income taxes ..      (536)      (368)     (420)     (369)      (542)       (483)     (414)        (433)
                                ---------  --------  --------- ---------  ----------- --------- ------------ ---------

 Net earnings ................  $  1,210    $ 1,032   $ 1,277  $  1,092   $  1,478(b) $  1,262  $   1,227(c) $  1,057
                                =========  ========  ========= =========  =========== ========= ============ =========


(a) Third and fourth quarter revenues in 2000 were increased by the inclusion of gains related to PaineWebber of $369 million and $997 million, respectively.
(b) Third quarter net earnings in 2000 were reduced by after-tax charges of $239 million. Such charges were included in "Other costs and expenses". Also in the third quarter, net earnings were increased by the inclusion of an after-tax gain of $226 million related to PaineWebber.
(c) Fourth quarter net earnings in 2000 were reduced by after-tax charges of $645 million. Such charges were primarily included in "Other costs and expenses". Also in the fourth quarter, net earnings were increased by the inclusion of an after-tax gain of $622 million related to PaineWebber.



NOTE 18.       RESTRICTED NET ASSETS OF AFFILIATES

Certain of the Corporation's consolidated affiliates are restricted from remitting funds to the Parent in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 2000, net assets of the Corporation's regulated affiliates amounted to $32.3 billion, of which $26.8 billion was restricted.


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

Certain supplemental information related to the Corporation's cash flows were as follows for the past three years.

  (In millions)                                                        2000             1999             1998
                                                                   --------------   --------------   --------------
  Financing receivables
  Increase in loans to customers ..............................     $  (100,938)    $    (95,201)    $    (75,840)
  Principal collections from customers - loans ................          87,432           86,379           65,573
  Investment in equipment for financing leases ................         (15,454)         (18,173)         (20,299)
  Principal collections from customers - financing leases .....           7,873           13,634           15,467
  Net change in credit card receivables .......................          (9,394)         (10,740)          (4,705)
  Sales of financing receivables ..............................          14,405           11,473           13,805
                                                                   --------------   --------------   --------------

                                                                   $    (16,076)    $    (12,628)    $     (5,999)
                                                                   ==============   ==============   ==============



  All other investing activities
  Purchases of securities by insurance and annuity businesses .    $    (35,911)    $    (26,271)    $    (23,897)
  Dispositions and maturities of securities by insurance and
   annuity businesses .........................................           25,960          23,979            20,639
  Proceeds from principal business dispositions ...............            (605)             279                 -
  Other .......................................................          (1,617)          (6,270)          (8,122)
                                                                   --------------   --------------   --------------

                                                                   $    (12,173)    $      (8,283)   $    (11,380)
                                                                   ==============   ==============   ==============

  Newly issued debt having maturities longer than 90 days
  Short-term (91 to 365 days)                                      $      12,782     $      15,799   $       5,881
  Long-term (longer than one year)                                        32,297            30,082          33,453
  Proceeds - nonrecourse, leveraged lease debt                             1,808             1,724           2,106
                                                                   ---------------   --------------  --------------

                                                                   $      46,887     $      47,605   $      41,440
                                                                   ===============   ==============  ==============

  Repayments and other reductions of debt having maturities
    longer than 90 days
  Short-term (91 to 365 days) .................................    $    (27,777)     $    (21,211)   $    (25,901)
  Long-term (longer than one year) ............................          (3,953)           (5,447)         (4,739)
  Principal payments - nonrecourse, leveraged lease debt ......            (177)             (266)           (387)
                                                                   ---------------   --------------  --------------

                                                                   $    (31,907)     $    (26,924)   $    (31,027)
                                                                   ===============   ==============  ==============
  All other financing activities
  Proceeds from sales of investment contracts .................    $       8,826     $      7,236    $       5,149
  Preferred stock issued by consolidated affiliates ...........               -               513              270
  Redemption of investment contracts ..........................          (9,061)           (7,127)         (5,533)
  Cash received upon assumption of Toho Mutual Life Insurance
    Company insurance liabilities..............................           13,177                -                -
                                                                   ---------------   --------------  --------------

                                                                   $      12,942     $        622    $       (114)
                                                                   ===============   ==============  ==============
  Cash paid during the year for:
  Interest ....................................................    $    (11,229)     $    (9,596)     $    (8,677)
  Income taxes ................................................            (800)             (351)           (947)

Changes in operating assets and liabilities are net of acquisitions and dispositions of businesses.

"Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid. In conjunction with the acquisitions, liabilities were assumed as follows:

(In millions)                                                          2000            1999             1998
                                                                   --------------   -------------    -------------
Fair value of assets acquired .................................    $      10,544    $     16,208     $     29,498
Cash paid .....................................................          (1,230)         (10,075)        (18,405)
                                                                   --------------   -------------    -------------
Liabilities assumed ...........................................    $       9,314    $      6,133     $     11,093
                                                                   ==============   =============    =============



NOTE 20.       ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

This note contains estimated fair values of certain financial instruments to which the Corporation is a party. Apart from the Corporation's own borrowings and certain marketable securities, relatively few of these instruments are actively traded. Thus, fair values must often be determined by using one or more models that indicate value based on estimates of quantifiable characteristics as of a particular date. Because this undertaking is, by its nature, difficult and highly judgmental, for a limited number of instruments, alternative valuation techniques may have produced disclosed values different from those that could have been realized at December 31, 2000 or 1999. Assets and liabilities that, as a matter of accounting policy, are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities and separate accounts.

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

Information about financial instruments that were not carried at fair value at December 31, 2000 and 1999, is shown below.

                                                2000                                           1999
                              -------------------------------------------  --------------------------------------------
                                           Assets (liabilities)                          Assets (liabilities)
                                   --------------------------------              --------------------------------
                                         Carrying                                      Carrying
                              Notional    amount    Estimated fair value   Notional     amount    Estimated fair value
                                                    ---------------------                         ---------------------
 (In millions)                 amount      (net)      High        Low       amount       (net)      High        Low
                              ---------  ---------- ----------  ---------  ----------  ---------  ---------- ----------
Assets
 Time sales and loans ....... $     (a)    $92,912    $93,539    $ 92,360   $   (a)   $   87,013    $87,004    $85,504
 Integrated swaps ...........    22,911        (44)      (771)       (771)    15,933          18         59         59
 Purchased options ..........     9,832        105        164         164      8,949          60        174        174
 Mortgage-related positions
  Mortgage purchase
    commitments .............         -          -          -           -        669           -          -          -
  Mortgage sale commitments .         -          -          -           -      1,452           -          4          4
  Mortgages acquired for
  resale ....................       (a)      1,267      1,250       1,245        (a)       2,522      2,516      2,488
  Options, including
  "floors" ..................    21,984        202        208         208     23,929          76         56         56
  Interest rate swaps and
  futures ...................     2,798         29         38          38      4,054           -        (67)       (67)
 Other financial instruments        (a)     10,940     11,130      11,102        (a)       5,347      5,322      5,292
Liabilities
 Borrowings and related
   instruments
  Borrowings (b) (c) ........       (a)   (205,371)  (207,670)   (207,670)       (a)    (200,025)  (198,798)  (198,798)
  Interest rate swaps .......    52,681          -       (208)       (208)    56,339           -        (99)       (99)
  Currency swaps ............    24,314          -       (957)       (957)    22,744           -     (1,425)    (1,425)
  Currency forwards .........    27,902          -        381         381     26,806           -       (459)      (459)
 Investment contract
   benefits .................       (a)    (27,575)   (26,144)    (26,144)       (a)     (24,943)   (24,420)   (24,420)
 Insurance - financial
   guarantees and credit
   life .....................   239,940     (2,759)    (2,797)     (2,910)   226,073      (2,757)    (2,797)    (2,909)
 Credit and liquidity
   support -securitizations
   (d) ......................    37,667       (630)      (630)       (630)    34,389        (489)      (489)      (489)
 Performance guarantees (e) .     7,895          -          -           -      3,472         (56)       (56)       (56)
 Other financial instruments      2,982     (1,184)    (1,114)     (1,114)     2,545      (1,473)    (1,444)    (1,444)

Other firm commitments
  Currency forwards .........     1,585          8         47          47      3,778         (14)       (41)       (41)
  Currency swaps ............       647        292        275         275        767         238        200        200
  Ordinary course of
    business lending
    commitments .............     9,450          -          -           -      7,822           -          -          -
  lines
   Commercial ...............    11,278          -          -           -     11,440           -          -          -
   Consumer - principally
     credit cards ...........   188,421          -          -           -    151,651           -          -          -

(a)  Not applicable.
(b) Includes effects of interest rate and currency swaps, which also are listed separately.
(c)  See note 10.
(d) Pre-tax gains on sales of financial assets through securitizations amounted to $489 million during 2000.
(e)  Includes letters of credit.

Additional information about certain financial instruments in the above table follows.

Currency forwards, swaps and options are employed by the Corporation to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions and to optimize borrowing costs as discussed in note 10. These financial instruments generally are used to fix the local currency cost of purchased goods or services or selling prices denominated in currencies other than the functional currency. Currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in those same currencies. In certain circumstances, net investment exposures are managed using currency forwards and currency swaps.

Options and instruments containing option features that behave based on limits ("caps", "floors" or "collars") on interest rate movement are used primarily to hedge prepayment risk in certain of the Corporation's business activities, such as mortgage servicing and annuities.

Swaps of interest rates and currencies are used by the Corporation to optimize funding costs for a particular funding strategy (see note 10). Interest rate swaps, along with purchased options and futures, are used by the Corporation to establish specific hedges of mortgage-related assets. Credit risk of these positions is evaluated by management under the credit criteria discussed below. As part of its ongoing activities, the Corporation also enters into swaps that are integrated into investments in or loans to particular customers. Such integrated swaps not involving assumption of third party credit risk are evaluated and monitored like their associated investments or loans and are not therefore subject to the same credit criteria that would apply to a stand-alone position.

Counterparty credit risk - risk that counterparties will be financially unable to make payments according to the terms of the agreements - is the principal risk associated with swaps, purchased options and forwards. Gross market value of probable future receipts is one way to measure this risk, but is meaningful only in the context of net credit exposure to individual counterparties. At December 31, 2000 and 1999, this gross market risk amounted to $2.9 billion and $2.0 billion, respectively. Aggregate fair values that represent associated probable future obligations, normally associated with a right of offset against probable future receipts, amounted to $3.7 billion at year-end 2000 and $3.6 billion at year-end 1999.

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

                                              Revenues                             Long-lived assets
                                   For the years ended December 31                  At December 31
                               ----------------------------------------- ----------------------------------------
 (In millions)                     2000          1999          1998          2000          1999          1998
                               ------------- ------------- ------------- ------------  ------------  ------------
 United States ..............  $   39,891    $   34,063    $   30,498    $   11,032    $   13,270    $   10,476
 Europe .....................      14,526        14,045        13,072         3,260         3,449         3,614
 Pacific Basin ..............       7,147         3,722         1,418         1,146         1,280           625
 Global (a) .................       2,134         1,788         1,682        10,763         8,960         8,160
 Other (b) ..................       2,479         2,131         2,024         1,615         1,682         1,161
                               ------------- ------------- ------------- ------------  ------------  ------------
   Total ....................  $   66,177     $  55,749     $  48,694    $   27,816    $   28,641    $   24,036
                               ============= ============= ============= ============  ============  ============


(a) Consists of operations that cannot meaningfully be associated with specific geographic areas (for example, commercial aircraft and shipping containers used on ocean-going vessels).

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

             Included in Part II of this report:

               Independent Auditors' Report

               Statement of  Earnings  for each of the  years in the  three-year period ended December 31, 2000

               Statement of  Changes  in Share  Owners'  Equity  for each of the years in the three-year period ended December 31, 2000

               Statement of Financial Position at December 31, 2000 and 1999

               Statement of Cash  Flows for each of the years in the  three-year period ended December 31, 2000

               Notes to Consolidated Financial Statements

             Incorporated by reference:

               The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2000 (pages F-1 through F-44) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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

        99 (b)              The  consolidated  financial  statements  of General  Electric  Company,  set forth in the
                            Annual Report on Form 10-K of General  Electric  Company (S.E.C.  File No.  001-00035) for
                            the year ended  December  31,  2000,  (pages F-1  through  F-44) and  Exhibit 12 (Ratio of
                            Earnings to Fixed Charges) of General Electric Company.

        99 (c)              Item 1. Business - Property and Casualty  Reserves for Unpaid  Claims and Claim  Expenses,
                            set forth in the Annual  Report on Form 10-K of GE Global  Insurance  Holding  Corporation
                            (S.E.C. File No. 0-27394) for the year ended December 31, 2000 (Pages 5 through 10).

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

        (b)                 Reports on Form 8-K

                            None.



            GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.

              CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS


For the years ended December 31 (In millions)                             2000             1999             1998
                                                                      -------------    -------------    -------------

REVENUES .........................................................    $        7        $       26      $          1
                                                                      -------------    -------------    -------------
EXPENSES:
  Interest .......................................................            449              378              306
  Operating and administrative ...................................            283              342              234
                                                                      -------------    -------------    -------------

 Loss before income taxes and equity in earnings of affiliates ...           (725)            (694)            (539)
 Income tax benefit ..............................................            206              194              143
 Equity in earnings of affiliates ................................          5,711            4,943            4,192
                                                                      -------------    -------------    -------------
 NET EARNINGS ....................................................          5,192            4,443            3,796
 Dividends paid ..................................................         (1,822)          (1,666)          (1,672)
 Retained earnings at January 1 ..................................         17,852           15,075           12,951
                                                                      -------------    -------------    -------------

 RETAINED EARNINGS AT DECEMBER 31 ................................      $   21,222     $    17,852      $    15,075
                                                                      =============    =============    =============


See Notes to Condensed Financial Statements.

          GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.

                    CONDENSED STATEMENT OF FINANCIAL POSITION

 At December 31 (In millions)                                                               2000             1999
                                                                                       --------------   --------------
 ASSETS
 Cash and equivalents ..............................................................   $         -      $         -
 Investment in and advances to affiliates ..........................................        30,014           27,325
 Other assets.......................................................................           600              242
                                                                                       --------------   --------------

  Total assets .....................................................................    $   30,614      $    27,567
                                                                                       ==============   ==============

 LIABILITIES AND EQUITY
 Short-term borrowings .............................................................   $     6,696     $      6,137
 Long-term borrowings ..............................................................           299              299
 Accounts payable ..................................................................            12               12
 Other liabilities .................................................................            85              298
                                                                                       --------------   --------------

  Total liabilities ................................................................         7,092            6,746
                                                                                       --------------   --------------

 Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000
   shares issued and held primarily by affiliates at December 31, 2000 and 1999) ...           510              510
 Common stock, $1,000 (1,260 shares authorized at December 31, 2000 and 1999 and
   1,012 shares outstanding at December 31, 2000 and 1999) .........................             1                1
 Additional paid-in capital ........................................................         2,742            2,672
 Retained earnings .................................................................        21,222           17,852
 Accumulated unrealized gains on investment securities held by affiliates - net (a)              4              170
 Accumulated foreign currency translation adjustments (a) ..........................          (957)            (384)
                                                                                       --------------   --------------

  Total equity .....................................................................        23,522           20,821
                                                                                       --------------   --------------

  Total liabilities and equity .....................................................   $     30,614     $    27,567
                                                                                       ==============   ==============

(a) The sum of accumulated unrealized gains on investment securities held by affiliates and accumulated foreign currency translation adjustments constitutes "Accumulated nonowner changes other than earnings," and was ($953) million and ($214) million at year-end 2000 and 1999, respectively.


See Notes to Condensed Financial Statements.

         GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.

                        CONDENSED STATEMENT OF CASH FLOWS

 For the years ended December 31 (In millions)                            2000             1999             1998
                                                                      --------------   --------------   --------------
 CASH FROM OPERATING ACTIVITIES ...................................   $      2,210     $     1,387      $       669
                                                                      --------------   --------------   --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Change in investment and advances to affiliates ..................          (562)              45           (1,339)
 Net change in other assets .......................................          (385)             115             (101)
                                                                      --------------   --------------   --------------

   Cash from (used for) investing activities ......................          (947)             160           (1,440)
                                                                      --------------   --------------   --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in borrowings (less than 90-day maturities) ...........           559              119            2,443
 Dividends paid ...................................................        (1,822)          (1,666)          (1,672)
                                                                      --------------   --------------   --------------

   Cash from (used for) financing activities ......................        (1,263)          (1,547)             771
                                                                      --------------   --------------   --------------

 CHANGE IN CASH AND EQUIVALENTS DURING THE YEAR ...................             -                -                -
 CASH AND EQUIVALENTS AT BEGINNING OF YEAR ........................             -                -                -
                                                                      --------------   --------------   --------------

 CASH AND EQUIVALENTS AT END OF YEAR ..............................   $         -      $         -      $         -
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

Dividends from affiliates

In 2000, GE Capital Services received dividends of $1,480 million from General Electric Capital Corporation ("GE Capital") and $1,435 million from other affiliates. In 1999, GE Capital Services received dividends of $338 million from GE Global Insurance Holding Corporation and $1,423 million from GE Capital.

           GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY AND CASUALTY INSURANCE OPERATIONS

                                                             (in millions)



                            At December 31                                          Year ended December 31
     --------------------------------- ------------ -------------------------------------------------------------------------------

                               Discount
                               deducted
                               from
                  Liability    liability
                  for unpaid   for unpaid                                    Claims and claims     Amortization
      Deferred    claims and   claims and            Earned                  adjustment expenses    of deferred   Paid claims
       policy       claims      claims               premiums      Net        incurred related to:    policy      and claims
                                                                            --------------------
     acquisition  adjustment  adjustment  Unearned   and          investment  Current      Prior   acquisition  adjustment  Premiums
         costs      expenses   expenses   premiums   commissions    income      Year       Years     costs      expenses     written
     -----------  ----------- ----------- ---------- ----------  ----------- ---------  ---------  -----------  ----------  --------

2000 $ 1,207     $ 19,836    $  166      $ 4,646    $ 9,018      $ 1,641     $ 5,939    $   646    $  2,225     $  6,939   $  9,345
     ==========  ==========  =========== =========  ===========  ==========  =========  =========  ===========  =========  ========

1999 $ 1,089     $ 19,683    $  334      $ 4,505    $ 8,185      $ 1,464     $ 5,211    $   185    $  2,088     $  5,854   $  8,424
     ==========  ==========  =========== =========  ===========  ==========  =========  =========  ===========  ========== ========

1998 $ 1,079     $ 18,396    $  354      $ 4,293    $  7,183     $ 1,327     $  4,508   $  (186)   $  1,635     $  4,641   $  7,490
     ==========  =========== =========== =========  ===========  ==========  =========  =========  ==========   ========== ========


                                                                 Exhibit 4 (a)



                                                               March  23, 2001

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Subject: General Electric Capital Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2000 - File No. 0-14804

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

                               Very truly yours,

                               GENERAL ELECTRIC CAPITAL SERVICES, INC.


                               By: /s/ J.A. Parke
                               ------------------------------------------------
                               J.A. Parke,
                               Executive Vice President and
                               Chief Financial Officer

                                                                 Exhibit 12 (a)

                                      GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                             AND CONSOLIDATED AFFILIATES

                                  Computation of Ratio of Earnings to Fixed Charges


                                                                        Years ended December 31
                                                    -----------------------------------------------------------------
 (Dollars in millions)                                 2000          1999         1998         1997          1996
                                                    ------------  -----------  ------------ ------------  -----------
 Net earnings ....................................  $   5,192     $   4,443    $   3,796    $   3,256     $   2,817
 Provision for income taxes ......................      1,912         1,653        1,364        1,166         1,231
 Minority interest ...............................        214           186          148          121           167
                                                    ------------  -----------  ------------ ------------  -----------

 Earnings before income taxes and minority
   interest ......................................      7,318         6,282        5,308        4,543         4,215
                                                    ------------  -----------  ------------ ------------  -----------

 Fixed charges:
   Interest ......................................     11,415         9,607        9,122        7,762         7,402
   One-third of rentals ..........................        392           356          296          245           182
                                                    ------------  -----------  ------------ ------------  -----------

 Total fixed charges .............................     11,807         9,963        9,418        8,007         7,584
 Less interest capitalized, net of amortization ..       (121)          (87)         (88)         (52)          (41)
                                                    ------------  -----------  ------------ ------------  -----------

 Earnings before income taxes and minority
   interest, plus fixed charges ..................   $ 19,004      $ 16,158     $ 14,638     $ 12,498      $ 11,758
                                                    ============  ===========  ============ ============  ===========

 Ratio of earnings to fixed charges ..............       1.61         1.62          1.55         1.56         1.55
                                                    ============  ===========  ============ ============  ===========


                                                                                                                   Exhibit 12 (b)

                     GENERAL ELECTRIC CAPITAL SERVICES, INC.
                           AND CONSOLIDATED AFFILIATES

                       Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends



                                                                        Years ended December 31
                                                    -----------------------------------------------------------------
 (Dollars in millions)                                 2000          1999         1998         1997          1996
                                                    ------------  -----------  ------------ ------------  -----------
 Net earnings ....................................  $   5,192      $  4,443     $  3,796     $  3,256      $  2,817
 Provision for income taxes ......................      1,912         1,653        1,364        1,166         1,231
 Minority interest ...............................        214           186          148          121           167
                                                    ------------  -----------  ------------ ------------  -----------

 Earnings before income taxes and minority
   interest ......................................      7,318         6,282        5,308        4,543         4,215
                                                    ------------  -----------  ------------ ------------  -----------

 Fixed charges:
   Interest ......................................     11,415         9,607        9,122        7,762         7,402
   One-third of rentals ..........................        392           356          296          245           182
                                                    ------------  -----------  ------------ ------------  -----------

 Total fixed charges .............................     11,807         9,963        9,418        8,007         7,584
                                                    ------------  -----------  ------------ ------------  -----------

 Less interest capitalized, net of amortization ..       (121)          (87)         (88)         (52)          (41)
                                                    ------------  -----------  ------------ ------------  -----------

 Earnings before income taxes and minority
   interest, plus fixed charges ..................   $ 19,004       $16,158      $14,638      $12,498       $11,758
                                                    ============  ===========  ============ ============  ===========

 Preferred stock dividend requirements ...........  $       1     $       1    $       1  $         1   $         1

 Ratio of earnings before provisions for income
   taxes to net earnings .........................       1.37          1.37         1.36         1.36          1.44
                                                    ------------  -----------  ------------ ------------  -----------

 Preferred stock dividend factor on pre-tax basis           1             1            1            1             1
 Fixed charges ...................................     11,807         9,963        9,418        8,007         7,584
                                                    ------------  -----------  ------------ ------------  -----------

 Total fixed charges and preferred stock dividend

   requirements ..................................  $  11,808      $  9,964     $  9,419     $  8,008      $  7,585

                                                    ============  ===========  ============ ============  ===========

 Ratio of earnings to combined fixed charges and

   preferred stock dividends .....................        1.61        1.62          1.55         1.56         1.55

                                                    ============  ===========  ============ ============  ===========

                                                                Exhibit 23 (ii)

To the Board of Directors
General Electric Capital Services, Inc.:

We consent to incorporation by reference in the Registration Statement (No. 33-7348) on Form S-3 of General Electric Capital Services, Inc., of our report dated February 2, 2001, relating to the statement of financial position of General Electric Capital Services, Inc. and consolidated affiliates as of December 31, 2000 and 1999, and the related statements of earnings, changes in share owners' equity and cash flows for each of the years in the three-year period ended December 31, 2000, and related schedules, which report appears in the December 31, 2000 annual report on Form 10-K of General Electric Capital Services, Inc.



/s/ KPMG LLP

Stamford, Connecticut
March 23, 2001

                                                                     Exhibit 24

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Services, Inc., a Delaware corporation (the "Corporation"), hereby constitutes and appoints Dennis D. Dammerman, James A. Parke, Joan C. Amble and Nancy E. Barton and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 2000, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 23rd day of March, 2001.



/s/ Dennis D. Dammerman                      /s/ James A. Parke
------------------------------------         ----------------------------------
Dennis D. Dammerman,                         James A. Parke,
Chairman of the Board                        Director, Executive Vice President
(Principal Executive Officer)                and Chief Financial Officer
                                             (Principal Financial Officer)


                                    /s/ Joan C. Amble
                                    -----------------------------------
                                    Joan C. Amble,
                                    Vice President and Controller
                                    (Principal Accounting Officer)












                                                                  (Page 1 of 2)

/s/ Nancy E. Barton                          /s/ Michael A. Neal
-------------------------------------        ----------------------------------
Nancy E. Barton,                             Michael A. Neal,
Director                                     Director

/s/ Francis S. Blake                         /s/ James A. Parke
-------------------------------------        ----------------------------------
Francis S. Blake,                            James A. Parke,
Director                                     Director

/s/ James R. Bunt                            /s/ Ronald R. Pressman
-------------------------------------        ----------------------------------
James R. Bunt,                               Ronald R. Pressman,
Director                                     Director

/s/ David L. Calhoun                         /s/ Gary M. Reiner
-------------------------------------        ----------------------------------
David L. Calhoun,                            Gary M. Reiner,
Director                                     Director

/s/ Scott C. Donnelly                        /s/ John M. Samuels
-------------------------------------        ----------------------------------
Scott C. Donnelly,                           John M. Samuels,
Director                                     Director

/s/ Michael D. Fraizer                       /s/ Keith S. Sherin
-------------------------------------        ----------------------------------
Michael D. Fraizer,                          Keith S. Sherin,
Director                                     Director

                                             /s/ Edward D. Stewart
-------------------------------------        ----------------------------------
Benjamin W. Heineman, Jr.,                   Edward D. Stewart,
Director                                     Director

/s/ Jeffrey R. Immelt
-------------------------------------        ----------------------------------
Jeffrey R. Immelt,                           John F. Welch, Jr.,
Director                                     Director

/s/ John H. Myers                            /s/ William A. Woodburn
-------------------------------------         ----------------------------------
John H. Myers,                               William A. Woodburn,
Director                                     Director

/s/ Denis J. Nayden
-------------------------------------
Denis J. Nayden,
Director


A MAJORITY OF THE BOARD OF DIRECTORS
                                                                  (Page 2 of 2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENERAL ELECTRIC CAPITAL SERVICES, INC.

       March 23, 2001            By:             /s/ Dennis D. Dammerman
                                  ----------------------------------------------
                                                  (Dennis D. Dammerman)
                                                  Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Signature                                 Title                                  Date


        /s/ Dennis D. Dammerman          Chairman of the Board                            March 23, 2001
----------------------------------------
         (Dennis D. Dammerman)           (Principal Executive Officer)


          /s/ James A. Parke             Executive Vice President and                     March 23, 2001
----------------------------------------
           (James A. Parke)              Chief Financial Officer
                                         (Principal Financial Officer)

           /s/ Joan C. Amble             Vice President and Controller                    March 23, 2001
----------------------------------------
            (Joan C. Amble)              (Principal Accounting Officer)


NANCY E. BARTON *                         Director
FRANCIS S. BLAKE *                        Director
JAMES R. BUNT *                           Director
DAVID L. CALHOUN *                        Director
SCOTT C. DONNELLY *                       Director
MICHAEL D. FRAIZER *                      Director
JEFFREY R. IMMELT *                       Director
JOHN H. MYERS *                           Director
DENIS J. NAYDEN *                         Director
MICHAEL A. NEAL *                         Director
JAMES A. PARKE *                          Director
RONALD R. PRESSMAN *                      Director
GARY M. REINER *                          Director
JOHN M. SAMUELS *                         Director
KEITH S. SHERIN *                         Director
Edward D. Stewart *                       Director
William A. Woodburn *                     Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:         /s/ Joan C. Amble                                  March 23, 2001
         ---------------------------
              (Joan C. Amble)
              Attorney-in-fact