Form 10-Q
period 2001-03-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2001-04-19
CIK 797463

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

                  For the quarterly period ended March 31, 2001
                                 --------------

                                       OR

                                     -------
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     -------
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____
                                  -------------



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No


At April 18, 2001, 1,012 shares of common stock with a par value of $1,000 were outstanding.


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


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              Condensed Statement of Current and Retained Earnings

                                   (Unaudited)


                                                                         Three Months Ended
                                                                 ------------------------------------
                                                                    March 31,           April 1,
 (In millions)                                                         2001               2000
                                                                 -----------------  -----------------
 Revenues
 Revenue from services..........................................   $     13,655       $     13,448
 Sales of goods ................................................          1,068              2,233
                                                                 -----------------  -----------------
                                                                         14,723             15,681
                                                                 -----------------  -----------------
 Expenses
 Interest.......................................................          2,898              2,570
 Operating and administrative...................................          4,169              4,830
 Cost of goods sold.............................................            961              2,070
 Insurance losses and policyholder and annuity
  benefits .....................................................          3,523              2,930
 Provision for losses on financing receivables..................            483                521
 Depreciation and amortization of buildings and equipment  and
  equipment on operating leases ................................            793                964
 Minority interest in net earnings of consolidated
   affiliates ..................................................             57                 50
                                                                 -----------------  -----------------
                                                                         12,884             13,935
                                                                 -----------------  -----------------
 Earnings
 Earnings before income taxes and cumulative effect of
   changes in accounting principle..............................          1,839              1,746
 Provision for income taxes ....................................           (438)              (536)
                                                                 -----------------  -----------------

 Earnings before cumulative effect of changes in
   accounting principle ........................................          1,401              1,210
 Cumulative effect of changes in accounting
   principle ...................................................           (169)                 -
                                                                 -----------------  -----------------
 Net Earnings ..................................................          1,232              1,210
 Dividends .....................................................           (498)              (441)
 Retained earnings at beginning of period.......................         21,222             17,852
                                                                 -----------------  -----------------

 Retained earnings at end of period.............................   $     21,956       $     18,621
                                                                 =================  =================












See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    Condensed Statement of Financial Position

                                                                                     March 31,         December 31,
 (In millions)                                                                         2001                2000
                                                                                 -----------------   -----------------
                                                                                    (Unaudited)
 Assets
 Cash and equivalents ......................................................     $        6,419      $        6,052
 Investment securities .....................................................             91,101              90,330
 Financing receivables:
    Time sales and loans, net of deferred income ...........................             94,409              96,270
    Investment in financing leases, net of deferred income .................             49,968              51,063
                                                                                 -----------------   -----------------
                                                                                        144,377             147,333
    Allowance for losses on financing receivables ..........................             (3,958)             (4,034)
                                                                                 -----------------   -----------------
       Financing receivables - net .........................................            140,419             143,299
 Insurance receivables - net ...............................................             24,641              23,802
 Other receivables - net ...................................................             13,161              13,288
 Inventories ...............................................................                440                 666
 Equipment on operating leases (at cost), less accumulated amortization of
    $8,377 and $7,901 ......................................................             24,130              24,147
 Intangible assets .........................................................             14,364              15,017
 Other assets ..............................................................             55,130              54,035
                                                                                 -----------------   -----------------

         Total assets ......................................................     $      369,805     $       370,636
                                                                                 =================   =================

 Liabilities and share owners' equity
 Short-term borrowings .....................................................     $      123,911     $       123,992
 Long-term borrowings:
    Senior .................................................................             78,513              80,383
    Subordinated ...........................................................                996                 996
 Insurance liabilities, reserves and annuity benefits ......................            104,633             106,150
 Other liabilities .........................................................             25,942              23,887
 Deferred income taxes .....................................................              8,183               8,238
                                                                                 -----------------   -----------------

         Total liabilities .................................................            342,178             343,646
                                                                                 -----------------   -----------------

 Minority interest in equity of consolidated affiliates ....................              4,023               3,968
                                                                                 -----------------   -----------------
 Accumulated gains/(losses) - net
   Investment securities ...................................................                920                   4
   Currency translation adjustments ........................................               (751)               (957)
   Derivatives qualifying as hedges ........................................             (1,274)                  -
                                                                                 -----------------   -----------------
 Accumulated non-owner changes in share owners' equity .....................             (1,105)               (953)
 Capital stock .............................................................                 11                  11
 Additional paid-in capital ................................................              2,742               2,742
 Retained earnings .........................................................             21,956              21,222
                                                                                 -----------------   -----------------
         Total share owners' equity ........................................             23,604              23,022
                                                                                 -----------------   -----------------

         Total liabilities and share owners' equity ........................     $      369,805     $       370,636
                                                                                 =================   =================





See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                  March 31,            April 1,
 (In millions)                                                                       2001                2000
                                                                               -----------------   ------------------
 Cash Flows From Operating Activities
 Net earnings ..............................................................   $        1,232      $        1,210
 Adjustments to reconcile net earnings to cash provided from operating activities:
      Cumulative effect of changes in accounting principle .................              169                   -
      Provision for losses on financing receivables ........................              483                 521
      Depreciation and amortization of buildings and equipment and equipment
        on operating leases ................................................              793                 942
      Other - net ..........................................................             (233)             (2,532)
                                                                               -----------------   ------------------

         Cash from operating activities ....................................            2,444                 141
                                                                               -----------------   ------------------

 Cash Flows From Investing Activities
 Increase in loans to customers ............................................          (31,505)            (23,373)
 Principal collections from customers - loans ..............................           29,782              22,259
 Investment in equipment for financing leases ..............................           (1,180)             (4,131)
 Principal collections from customers - financing leases ...................            1,540               4,477
 Net change in credit card receivables .....................................            2,458                 394
 Buildings and equipment and equipment on operating leases:
      - additions ..........................................................           (1,829)             (1,825)
      - dispositions .......................................................              824               1,199
 Payments for principal businesses purchased, net of cash acquired .........             (329)                 (3)
 Purchases of securities by insurance and annuity businesses ...............          (12,249)            (11,774)
 Dispositions and maturities of securities by insurance and annuity businesses         11,093              10,032
 Other - net ...............................................................             (989)              2,437
                                                                               -----------------   ------------------

         Cash used for investing activities ................................           (2,384)               (308)
                                                                               -----------------   ------------------

 Cash Flows From Financing Activities
 Net change in borrowings (maturities 90 days or less) .....................           (1,602)             (7,284)
 Newly issued debt  -  short-term (maturities 91-365 days) .................              984               1,287
                     -  long-term (longer than one year) ...................            5,875               7,185
 Proceeds - non-recourse, leveraged lease debt .............................              326                 161
 Repayments and other reductions:
                    -  short-term (maturities 91-365 days) .................             (886)             (3,681)
                    -  long-term (longer than one year) ....................           (3,433)               (444)
 Principal payments - non-recourse, leveraged lease debt ...................             (137)               (101)
 Proceeds from sales of investment contracts ...............................            1,711               1,960
 Cash received upon assumption of Toho Mutual Life Insurance Company
   insurance liabilities ...................................................                -              13,177
 Redemption of investment contracts ........................................           (2,033)             (2,286)
 Dividends paid ............................................................             (498)               (441)
                                                                               -----------------   ------------------
         Cash from financing activities ....................................              307               9,533
                                                                               -----------------   ------------------

 Increase in Cash and Equivalents ..........................................              367               9,366
 Cash and Equivalents at Beginning of Period ...............................            6,052               6,931
                                                                               -----------------   ------------------

 Cash and Equivalents at End of Period .....................................   $        6,419       $      16,297
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

3. The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for the Corporation on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

The nature of the Corporation's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, equity prices, currency exchange rates, and commodity prices. As discussed more fully in notes 1, 10 and 20 of the 2000 Form 10-K, the Corporation uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001 accounting change described above affected only the pattern and timing of non-cash accounting recognition.

At January 1, 2001, the Corporation's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows:


(In millions)                                Earnings    Equity
                                             -------    -------

Adjustment to fair value of derivatives(a)   $   (77)   $(1,374)
Income tax effects .......................        28        525
                                             -------    -------
Total ....................................   $   (49)   $  (849)
                                             =======    =======

(a) For earnings effect, amount shown is net of adjustment to hedged item.

A reconciliation of current period changes, net of applicable income taxes, in the separate component of share owners' equity labeled "derivatives qualifying as hedges" follows.

(In millions)

Transition adjustment as of January 1, 2001   $  (849)
Current period declines in fair value - net      (396)
Reclassifications to earnings - net .......       (29)
                                              -------
Balance at March 31, 2001 .................   $(1,274)
                                              =======

Additional disclosures required by SFAS No. 133, as amended, are provided in the following paragraphs.

Hedges of Future Cash Flows

The ineffective portion of changes in fair values of hedge positions, reported in first quarter earnings, amounted to $(2) million, before income taxes, and is recorded in revenue from services. There were no amounts excluded from the measure of effectiveness in the first quarter related to the hedge of future cash flows.

Of the $(849) million transition adjustment recorded in equity at January 1, 2001, $25 million, net of income taxes, was reclassified to earnings during the first quarter of 2001. The $(1,274) million recorded in equity at March 31, 2001 is expected to be reclassified to future earnings, contemporaneously with and primarily offsetting changes in interest expense on floating-rate instruments. Of this amount $(375) million, net of income taxes, would be reclassified to earnings over the 12 month period ending March 31, 2002. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. No amounts were reclassified to earnings during the first quarter in connection with forecasted transactions that were no longer considered probable of occurring.

At March 31, 2001, the term of derivative instruments hedging forecasted transactions, except those related to payment of variable interest on existing financial instruments, was zero.

Hedges of Recognized  Assets,  Liabilities and Firm  Commitments

The ineffective portion of changes in fair values of hedge positions, reported in first quarter earnings, amounted to $3 million, before income taxes. Amounts excluded from the measure of effectiveness (related to time value on option contracts), also reported in first quarter earnings, amounted to $6 million, before income taxes. These amounts are reported in revenue from services.

Hedges of Net Investments in Foreign Subsidiaries

Of the $(751) million reported in the separate component of equity related to currency translation adjustments, $64 million, net of income taxes, was attributable to derivative instruments designated and effective as net investment hedges. In addition, amounts excluded from the measure of effectiveness on these net investment hedges of $68 million, before income taxes, are reflected in interest expense.

Derivatives  Not  Designated  as Hedges

Derivatives  not  designated  as  hedges   primarily   consist  of  options  and
instruments containing option features that behave based on limits ("caps," "floors," or "collars"). These instruments are used to hedge risks associated with interest rate and equity movements in certain investments as well as risks in certain business activities, such as mortgage servicing. Although these instruments are effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, as amended.

4. In November 2000, the Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million, net of income taxes of $64 million. This accounting change did not involve cash, and management expects that it will have no more than a modest effect on future results.

5. A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners', net of income taxes, is provided below.


                                                                                        Three Months Ended
                                                                                  ------------------------------------
                                                                                    March 31,           April 1,
(In millions)                                                                          2001               2000
                                                                                 -----------------   -----------------
 Net earnings ..............................................................     $        1,232       $       1,210
 Investment securities .....................................................                916                 (69)
 Currency translation adjustments ..........................................                206                (110)
 Derivatives qualifying as hedges ..........................................               (425)                  -
 Cumulative effect on share owners' equity of adopting FAS 133 .............               (849)                  -
                                                                                 -----------------   -----------------
   Total ...................................................................      $       1,080       $       1,031
                                                                                 =================   =================


6. Revenues and net earnings of the Corporation, by operating segment, for the three months ended March 31, 2001 and April 1, 2000 can be found in the table on page 7 of this report.

Item 2.  Management's Discussion and Analysis of Results of Operations

Overview

The Corporation's net earnings before cumulative effect of changes in accounting principle (discussed in notes 3 and 4 to the condensed, consolidated financial statements) for the first three months of 2001 were $1,401 million, a $191 million (16%) increase over the first three months of 2000. The results reflected the globalization and diversity of the Corporation's businesses, with strong double-digit increases in the Consumer Services, Equipment Management and Specialty Insurance segments.

Operating Results

Total revenues decreased $958 million (6%) to $14,723 million for the first three months of 2001, compared with $15,681 million for the first three months of 2000. This decrease primarily resulted from the deconsolidation of Montgomery Wards, LLC ("Wards"), volume declines in the information technology products and services businesses, and reduced asset gains at GE Equity, offset by growth in origination volume in the Consumer Services, Specialty Insurance and Mid-Market Financing segments.

Interest expense on borrowings for the first three months of 2001 was $2,898 million, 13% higher than for the first three months of 2000. The increase reflected higher interest rates and higher average borrowings used to finance asset growth. The average composite interest rate on the Corporation's borrowings for the first three months of 2001 was 5.87% compared with 5.57% in the first three months of 2000.

Operating and administrative expenses were $4,169 million for the first three months of 2001, a 14% decrease over the first three months of 2000. The decrease primarily reflected productivity gains in the Consumer Services and Equipment Management segments and the deconsolidation of Wards.

Cost of goods sold is associated with activities of the Corporation's computer equipment distribution business and former retail operations. This cost amounted to $961 million for the first three months of 2001, compared with $2,070 million for the first three months of 2000. The decrease primarily reflected the deconsolidation of Wards and volume declines at IT Solutions.

Insurance losses and policyholder and annuity benefits increased $593 million to $3,523 million for the first three months of 2001, compared with the first three months of 2000. The increase primarily reflected the effects of growth in premium volume throughout the period and business acquisitions.

Provision for losses on financing receivables was $483 million for the first three months of 2001 compared with $521 million for the first three months of 2000. This provision principally related to credit cards, personal loans and auto loans and leases in the Consumer Services segment, which are discussed below under Portfolio Quality.

Depreciation and amortization of buildings and equipment and equipment on operating leases decreased to $793 million for the first three months of 2001, compared with $964 million for the first three months of 2000. The decrease was principally the result of the deconsolidation of Wards and improvement in asset write-downs.

Provision for income taxes was $438 million for the first three months of 2001 (an effective tax rate of 23.8%), compared with $536 million for the first three months of 2000 (an effective tax rate of 30.7%). The lower effective tax rate primarily reflected increased low taxed earnings from international operations.

Operating Segments

Revenues and net earnings before cumulative effect of changes in accounting principle of the Corporation, by operating segment, for the three months ended March 31, 2001 and April 1, 2000 are summarized and discussed below.


                                                                 Three Months Ended
                                                         -----------------------------------
                                                           March 31,          April 1,
 (In millions)                                                2001              2000
                                                         ----------------  -----------------
 Revenues
 Consumer Services ...................................     $      5,909      $      5,511
 Equipment Management ................................            3,098             3,733
 Mid-Market Financing ................................            1,440             1,256
 Specialized Financing ...............................            1,343             1,716
 Specialty Insurance .................................            2,888             2,602
 All other ...........................................               45               863
                                                         ----------------  -----------------
   Total revenues ....................................     $     14,723      $     15,681
                                                         ================  =================

 Net Earnings before accounting changes
 Consumer Services ...................................     $        600      $        284
 Equipment Management ................................              260               151
 Mid-Market Financing ................................              157               152
 Specialized Financing ...............................              229               598
 Specialty Insurance .................................              248               198
 All other ...........................................              (93)             (173)
                                                         ----------------  -----------------
   Total net earnings ................................     $      1,401      $      1,210
                                                         ================  =================


Consumer Services revenues increased 7% and net earnings increased 111% for the first three months of 2001 compared with the first three months of 2000. The increase in revenues was led by a combination of acquisition and volume growth in the consumer savings and insurance business and volume growth in the U.S. consumer credit card business. The increase in net earnings was led by volume growth in the U.S. consumer credit card and non-U.S. consumer finance businesses, reduced residual losses in the U.S. auto finance business, volume and acquisition growth in the consumer savings and insurance business and the divestiture of the Mortgage Services business.

Equipment Management revenues decreased 17% for the first three months of 2001, compared with the corresponding period in 2000, primarily as a result of volume declines in the information technology products and services businesses, partially offset by revenues associated with a contract cancellation fee and volume growth in the satellite service business (see discussion of proposed divestiture that follows), and volume growth in the aviation services business. Net earnings increased 72% for the first three months of 2001, compared with the corresponding period in 2000, primarily attributable to a contract cancellation fee and volume growth at the satellite service business, asset gains and volume growth in the aviation services business, and improved performance in the information technology products and services businesses.

Mid-Market Financing revenues grew 15% in the first three months of 2001, compared with the corresponding period in 2000, principally reflecting the combination of origination growth and asset gains. Net earnings increased 3% in the first three months of 2001, compared with the corresponding period in 2000, primarily from increased asset growth from originations, partially offset by reduced asset gains.

Specialized Financing revenues decreased 22%, while net earnings decreased 62%, in the first three months of 2001 compared with the first three months of 2000. The decrease in revenues and net earnings principally reflects the impact of reduced asset gains on equity investments at GE Equity, partially offset by the combination of asset gains and origination growth at Commercial Real Estate, Commercial Finance and the Structured Finance Group.

Specialty Insurance revenues grew 11% in the first three months of 2001, compared with the corresponding period in 2000, as a result of increased premium income associated with origination volume. Net earnings increased 25% in the first three months of 2001, compared with the corresponding period in 2000, primarily reflecting the effects of prior year losses on investment portfolio restructuring, discounting certain reinsurance reserves to reflect timing of future payment, and increased premium income, partially offset by decreased current year investment gains.

All Other decline in revenues and decrease in net loss were primarily the result of the deconsolidation of Wards.

Portfolio Quality

Financing receivables are the financing businesses' largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, decreased to $144.4 billion at March 31, 2001, from $147.3 billion at the end of 2000, primarily reflecting the effects of securitization and foreign currency translation on Japanese and European financing receivables, partially offset by acquisition growth and higher origination volume. The related allowance for losses at March 31, 2001 amounted to $4.0 billion ($4.0 billion at the end of 2000) and represents management's best estimate of probable losses inherent in the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $44.8 billion at March 31, 2001, a decrease of $4.0 billion from year-end 2000. Nonearning consumer receivables at March 31, 2001 were $1.2 billion, about 2.7% of outstandings, compared with $1.1 billion, about 2.3% of outstandings at December 31, 2000. The increase is primarily driven by seasoning of newer portfolios and increases in delinquencies in the liquidating Wards credit card portfolio consistent with Management's expectations. Write-offs of consumer receivables remained at $0.4 billion for the first three months of 2001 compared with $0.4 billion for the first three months of 2000.

Other financing receivables, which totaled $99.6 billion at March 31, 2001 ($98.5 billion at December 31, 2000), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $1.3 billion at March 31, 2001, about 1.3% of outstandings, compared with $0.9 billion, about 1.0% of outstandings at year-end 2000. The increase is primarily driven by several large bankruptcies and restructurings.

Changes in Accounting Principle

On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force consensus 99-20 on impairment accounting for retained beneficial interests. See further discussion of these changes in Notes 3 and 4 to the condensed, consolidated financial statements. Upon adoption of SFAS 133, the Corporation reclassified investment securities of $222 million from available-for-sale to trading, resulting in a reclassification of unrealized gains of $76 million from accumulated gains on investment securities to earnings.

Proposed Divestiture

On March 28, 2001, the Corporation announced that it will sell the stock of GE American Communications Inc. ("Americom") and other assets and liabilities in exchange for a combination of cash and stock. As of March 28, 2001, the deal had a value of approximately $5 billion, which would result in an after-tax gain of approximately $1 billion. It is expected that the satellite services operations of both Americom and SES ASTRA ("the buyer") will be combined in a newly formed holding company in which GECS will hold an economic interest of approximately 25%, providing GECS with significant influence over the investee. This transaction is expected to close before year-end 2001, and is conditioned upon acceptance by the buyer's shareholders and certain regulatory approvals.

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





                                                                                                         EXHIBIT 12



       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                Computation of Ratio of Earnings to Fixed Charges
                                       and
 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                        Three months Ended March 31, 2001
                                   (Unaudited)

                                                                                                         Ratio of
                                                                                                       Earnings to
                                                                                                      Combined Fixed
                                                                                                       Charges and
                                                                                     Ratio of        Preferred Stock
                                                                                    Earnings to         Dividends
 (Dollar Amounts In millions)                                                      Fixed Charges
                                                                                 -----------------   -----------------
 Net earnings ................................................................     $       1,232       $       1,232
 Provision for income taxes ..................................................               438                 438
 Minority interest in net earnings of consolidated affiliates ................                57                  57
                                                                                 -----------------   -----------------

 Earnings before provision for income taxes and minority interest ............             1,727               1,727
 Fixed charges:
    Interest .................................................................             2,947               2,947
    One-third of rentals .....................................................                78                  78
                                                                                 -----------------   -----------------

 Total fixed charges .........................................................             3,025               3,025
 Less interest capitalized, net of amortization ..............................               (29)                (29)
                                                                                 -----------------   -----------------

 Earnings before provision for income taxes and minority interest, plus fixed
    charges ..................................................................   $         4,723     $         4,723
                                                                                 =================   =================

 Ratio of earnings to fixed charges ..........................................              1.56
                                                                                 =================

 Preferred stock dividend requirements .......................................                                     -
 Ratio of earnings before provision for income taxes to net earnings .........                                  1.36
                                                                                                     -----------------

 Preferred stock dividend factor on pre-tax basis ............................                                     -
 Fixed charges ...............................................................                                 3,025
                                                                                                     -----------------

 Total fixed charges and preferred stock dividend requirements ...............                         $       3,025
                                                                                                     =================

 Ratio of earnings to combined fixed charges and preferred stock dividends ...                                  1.56
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


                                         GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                         ---------------------------------------
                                                        (Registrant)


Date:     April 18, 2001                          By:                        /s/ J.A. Parke
                                                      --------------------------------------------------------------
                                                                              J.A. Parke,
                                                          Executive Vice President and Chief Financial Officer
                                                                      (Principal Financial Officer)



Date:     April 18, 2001                          By:                        /s/ J.C. Amble
                                                      --------------------------------------------------------------
                                                                              J.C. Amble,
                                                                      Vice President and Controller
                                                                     (Principal Accounting Officer)

