Form 10-Q
period 2001-06-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2001-07-23
CIK 797463

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

                  For the quarterly period ended June 30, 2001
                                  -------------

                                       OR

                                     -------
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     -------
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______to _________



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At July 23, 2001, 1,012 shares of common stock with a par value of $1,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                   -------------------

PART I - FINANCIAL INFORMATION.

Item 1.       Financial Statements ..........................................................                 1

Item 2.       Management's Discussion and Analysis of Results of Operations .................                 6

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges and Computation of
              Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends .....                 9


PART II - OTHER INFORMATION.

Item 6.       Exhibits and Reports on Form 8-K ..............................................                10

Signatures ..................................................................................                11



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              Condensed Statement of Current and Retained Earnings

                                   (Unaudited)


                                                         Three Months Ended                 Six Months Ended
                                                   --------------------------------  --------------------------------

                                                     June 30,          July 1,         June 30,          July 1,
 (In millions)                                         2001             2000             2001             2000
                                                   ---------------  ---------------  ---------------  ---------------

 Revenues
 Revenues from services .......................... $    13,439      $    14,065      $    27,094      $    27,513
 Sales of goods ..................................         960            2,405            2,028            4,638
                                                     --------------- ---------------  --------------- ---------------

                                                        14,399           16,470           29,122           32,151
                                                   ---------------  ---------------  ---------------  ---------------

 Expenses
 Interest ........................................       2,671            2,811            5,569            5,381
 Operating and administrative ....................       3,960            4,725            8,129            9,578
 Cost of goods sold ..............................         866            2,238            1,827            4,308
 Insurance losses and policyholder and annuity
    benefits .....................................       3,712            3,852            7,235            6,782
 Provision for losses on financing receivables ...         496              421              979              942
 Depreciation and amortization of buildings and
   equipment and equipment on operating leases ...         797              673            1,590            1,614
 Minority interest in net earnings of consolidated
   affiliates ....................................          42               53               99              103
                                                   ---------------  ---------------  ---------------  ---------------

                                                        12,544           14,773           25,428           28,708
                                                   ---------------  ---------------  ---------------  ---------------

 Earnings
 Earnings before income taxes and cumulative
      effect of changes in accounting principle...       1,855            1,697            3,694            3,443
 Provision for income taxes.......................        (378)            (420)            (816)            (956)
                                                   ---------------  ---------------  ---------------  ---------------
 Earnings before cumulative effect of changes in
      accounting principle                               1,477            1,277            2,878            2,487

  Cumulative effect of changes in accounting
       principle..................................           -                -             (169)               -
                                                   ---------------  ---------------  ---------------  ---------------
 Net Earnings ....................................       1,477            1,277            2,709            2,487
 Dividends .......................................        (508)            (441)          (1,006)            (882)
 Retained earnings at beginning of period ........      21,956           18,621           21,222           17,852
                                                   ---------------  ---------------  ---------------  ---------------

 Retained earnings at end of period .............. $    22,925      $    19,457      $    22,925      $    19,457
                                                   ===============  ===============  ===============  ===============





See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                    Condensed Statement of Financial Position

                                                                                        June 30,        December 31,
 (In millions)                                                                            2001              2000
                                                                                    ----------------  -----------------

                                                                                      (Unaudited)
 Assets
 Cash and equivalents ............................................................. $        5,956    $     6,052
 Investment securities ............................................................         93,532         90,330
 Financing receivables:
    Time sales and loans, net of deferred income...................................         98,127         96,270
    Investment in financing leases, net of deferred income.........................         51,695         51,063
                                                                                    ----------------  -----------------
                                                                                           149,822        147,333
    Allowance for losses on financing receivables .................................         (3,971)        (4,034)
                                                                                    ----------------  -----------------

       Financing receivables - net ................................................        145,851        143,299
 Insurance receivables - net.......................................................         22,474         23,802
 Other receivables - net ..........................................................         12,811         13,288
 Inventories ......................................................................            319            666
 Equipment on operating leases (at cost), less accumulated
   amortization of $8,572 and $7,901 ..............................................         25,361         24,147
 Intangible assets ................................................................         14,636         15,017
 Other assets .....................................................................         55,421         54,035
                                                                                    ----------------  -----------------
         Total assets ............................................................. $      376,361     $  370,636
                                                                                    ================  =================

 Liabilities and share owners' equity
 Short-term borrowings ............................................................ $      129,215     $  123,992
 Long-term borrowings:
    Senior ........................................................................         76,926         80,383
    Subordinated ..................................................................            996            996
 Insurance liabilities, reserves and annuity benefits .............................        105,932        106,150
 Other liabilities ................................................................         27,880         23,887
 Deferred income taxes ............................................................          7,566          8,238
                                                                                    ----------------  -----------------
         Total liabilities ........................................................        348,515        343,646
                                                                                    ----------------  -----------------
 Minority interest in equity of consolidated affiliates ...........................          3,943          3,968
                                                                                    ----------------  -----------------
 Accumulated gains/(losses) - net
     Investment securities.........................................................            (62)             4
     Currency translation adjustments .............................................           (799)          (957)
     Derivatives qualifying as hedges...............................................          (927)             -
                                                                                    ----------------  -----------------

 Accumulated non-owner changes in share owners' equity  ...........................         (1,788)          (953)
 Capital stock ....................................................................             11             11
 Additional paid-in capital .......................................................          2,755          2,742
 Retained earnings ................................................................         22,925         21,222
                                                                                    ----------------  -----------------
         Total share owners' equity ...............................................         23,903         23,022
                                                                                    ----------------  -----------------

         Total liabilities and share owners' equity ............................... $      376,361     $  370,636
                                                                                    ================  =================


See Notes to Condensed, Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        Condensed Statement of Cash Flows

                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                       ------------------------------

                                                                                        June 30,         July 1,
 (In millions)                                                                            2001             2000
                                                                                      --------------   --------------

 Cash Flows From Operating Activities
 Net earnings .....................................................................   $     2,709     $      2,487
 Adjustments to reconcile net earnings to cash provided from operating activities:
      Cumulative effect of changes in accounting principle.........................           169                -
      Provision for losses on financing receivables ...............................           979              942
      Depreciation and amortization of buildings and equipment and
        equipment on operating leases .............................................         1,590            1,614
      Other - net .................................................................         4,831           (4,201)
                                                                                      --------------   --------------
         Cash from operating activities ...........................................        10,278              842
                                                                                      --------------   --------------

 Cash Flows From Investing Activities
 Increase in loans to customers ...................................................       (64,610)         (49,877)
 Principal collections from customers - loans .....................................        62,060           46,849
 Investment in equipment for financing leases .....................................        (7,832)          (9,160)
 Principal collections from customers - financing leases ..........................         8,157            7,218
 Net change in credit card receivables ............................................         1,219             (623)
 Buildings and equipment and equipment on operating leases:
      - additions .................................................................        (6,394)          (5,097)
      - dispositions ..............................................................         3,511            3,211
 Payments for principal businesses purchased, net of cash acquired ................        (3,280)            (315)
 Purchases of securities by insurance and annuity businesses ......................       (23,812)         (17,083)
 Dispositions and maturities of securities by insurance and
    annuity businesses ............................................................        20,080           13,264
 Other - net ......................................................................        (1,015)             981
                                                                                      --------------   --------------
         Cash used for investing activities .......................................       (11,916)         (10,632)
                                                                                      --------------   --------------

 Cash Flows From Financing Activities
 Net change in borrowings (maturities 90 days or less) ............................           431              525
 Newly issued debt  -  short-term (maturities 91-365 days) ........................         2,333            3,859
                     -  long-term (longer than one year) ..........................         8,848           15,455
 Proceeds - non-recourse, leveraged lease debt ....................................           856              383
 Repayments and other reductions:
                    -  short-term (maturities 91-365 days) ........................        (5,895)         (16,896)
                    -  long-term (longer than one year) ...........................        (3,878)          (1,555)
 Principal payments - non-recourse, leveraged lease debt ..........................          (170)            (118)
 Proceeds from sales of investment contracts ......................................         3,610            4,139
 Cash received upon assumption of Toho Mutual Life Insurance Company
      insurance liabilities........................................................             -           13,177
 Redemption of investment contracts ...............................................        (3,587)          (4,657)
 Dividends paid ...................................................................        (1,006)            (882)
                                                                                      --------------   --------------
         Cash from financing activities ...........................................         1,542           13,430
                                                                                      --------------   --------------

 Increase (Decrease) in Cash and Equivalents ......................................           (96)           3,640
 Cash and Equivalents at Beginning of Period ......................................         6,052            6,931
                                                                                      --------------   --------------

 Cash and Equivalents at End of Period ............................................   $     5,956     $     10,571
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

The nature of the Corporation's business activities necessarily involves the management of various financial and market risks, including those related to changes in interest rates, equity prices, currency exchange rates, and commodity prices. As discussed more fully in notes 1, 10 and 20 of the 2000 Form 10-K, the Corporation uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001, accounting change described above affected only the pattern and timing of non-cash accounting recognition.

At January 1, 2001, the Corporation's financial statements were adjusted to record a cumulative effect of adopting this accounting change, as follows:


(In millions)                                             Earnings       Equity
                                                          -------       -------

Adjustment to fair value of derivatives (a) ........      $   (77)      $(1,374)
Income tax effects .................................           28           525
                                                          -------       -------
Total ..............................................      $   (49)      $  (849)
                                                          =======       =======
(a) For earnings effect, amount shown is net of adjustment to hedged item.

A reconciliation of current period changes for the first six months of 2001, net of applicable income taxes, in the separate component of share owners' equity labeled "derivatives qualifying as hedges" follows.

(In millions)

Transition adjustment as of January 1, 2001 ....................          $(849)
Declines in fair value - net ...................................           (173)
Reclassifications to earnings - net ............................             95
                                                                          -----
Balance at June 30, 2001 .......................................          $(927)
                                                                          =====


The cumulative effect on share owners' equity was primarily attributable to marking to market forward and swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements. As a matter of policy, the Corporation ensures that funding, including the effect of derivatives, of its lending and other financing asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future net earnings will not be subject to volatility arising from interest rate changes.

4. In November 2000, the Emerging Issues Task Force of the FASB reached a consensus on impairment accounting for retained beneficial interests ("EITF 99-20"). Under this consensus, impairment on certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) there has been an adverse change in estimated cash flows. Previously, impairment on such assets was recognized when the asset's carrying value exceeded estimated cash flows discounted at a risk free rate of return. The effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million, net of income taxes of $64 million. This accounting change did not involve cash, and management expects that it will have no more than a modest effect on future results.

5. A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners, net of income taxes, is provided below.


                                                                                      Three Months Ended
                                                                          -------------------------------------------

     (In millions)                                                          June 30, 2001          July 1, 2000
                                                                         ---------------------  ---------------------
     Net earnings  .....................................................        $    1,477              $   1,277
     Investing securities ..............................................              (982)                  (771)
     Currency translation adjustments ..................................               (48)                  (100)
     Derivatives qualifying as hedges...................................               347                      -
                                                                         ---------------------  ---------------------
     Total .............................................................          $    794               $    406
                                                                         =====================  =====================

                                                                                       Six Months Ended
                                                                          -------------------------------------------

                                                                            June 30, 2001          July 1, 2000
                                                                         ---------------------  ---------------------

     Net earnings  .....................................................        $    2,709               $  2,487
     Investment securities..............................................               (66)                  (840)
     Currency translation adjustments ..................................               158                   (210)
     Derivatives qualifying as hedges...................................               (78)                     -
     Cumulative effect on share owners' equity of adopting FAS 133......              (849)                     -
                                                                         ---------------------  ---------------------
     Total .............................................................        $    1,874               $  1,437
                                                                         =====================  =====================


6. Revenues and net earnings before accounting changes of the Corporation, by operating segment, for the three and six months ended June 30, 2001, and July 1, 2000, can be found in the table on page 7 of this report.

Item  2.  Management's Discussion and Analysis of Results of Operations.

Overview

The Corporation's net earnings before cumulative effect of changes in accounting principle (discussed in notes 3 and 4 to the condensed, consolidated financial statements) for the first six months of 2001 were $2,878 million, a $391 million (16%) increase over the first six months of 2000. The results reflected the globalization and diversity of the Corporation's businesses, with strong double-digit increases in the Consumer Services and Equipment Management segments.

Operating Results

Total revenues decreased $3,029 million (9%) to $29,122 million for the first six months of 2001, compared with $32,151 million for the first six months of 2000. This decrease primarily resulted from the deconsolidation of Montgomery Wards, LLC ("Wards"), volume declines in the information technology products and services businesses, reduced asset gains at GE Equity as the business was realigned, and the planned transition of restructured insurance policies from Toho Mutual Life Insurance Company ("Toho") in the consumer savings and insurance business. These factors were partially offset by growth in origination volume in the Mid-Market Financing, Specialty Insurance and Specialized Financing segments.

Interest expense on borrowings for the first six months of 2001 was $5,569 million, 3% higher than for the first six months of 2000. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower average interest rates. The average composite interest rate on the Corporation's borrowings for the first six months of 2001 was 5.60% compared with 5.67% in the first six months of 2000.

Operating and administrative expenses were $8,129 million for the first six months of 2001, a 15% decrease from the first six months of 2000. The decrease primarily reflected productivity gains in the Consumer Services and Equipment Management segments and the deconsolidation of Wards.

Cost of goods sold is associated with activities of the Corporation's computer equipment distribution business and former retail operations. This cost amounted to $1,827 million for the first six months of 2001, compared with $4,308 million for the first six months of 2000. The decrease primarily reflected volume declines at the information technology products and services businesses and the deconsolidation of Wards.

Insurance losses and policyholder and annuity benefits increased $453 million to $7,235 million for the first six months of 2001, compared with the first six months of 2000. The increase primarily reflected the effects of growth in premium volume throughout the period and business acquisitions.

Provision for losses on financing receivables was $979 million for the first six months of 2001 compared with $942 million for the first six months of 2000. This provision is principally related to credit cards and personal loans in the Consumer Services segment, which are discussed below under Portfolio Quality.

Depreciation and amortization of buildings and equipment and equipment on operating leases decreased to $1,590 million for the first six months of 2001, compared with $1,614 million for the first six months of 2000. The decrease was principally the result of the deconsolidation of Wards and reduced asset write-downs.

Provision for income taxes was $816 million for the first six months of 2001 (an effective tax rate of 22.1%), compared with $956 million for the first six months of 2000 (an effective tax rate of 27.8%). The lower effective tax rate primarily reflected one-time tax benefits with respect to the Equipment Management segment.

Operating Segments

Revenues and net earnings before cumulative effect of changes in accounting principle of the Corporation, by operating segment, for the three and six months ended June 30, 2001 and July 1, 2000 are summarized and discussed below.


                                                         Three Months Ended                 Six Months Ended
                                                   --------------------------------  --------------------------------

                                                     June 30,          July 1,         June 30,          July 1,
(In millions)                                          2001             2000             2001             2000
                                                   ---------------  ---------------  ---------------  ---------------
Revenues
Consumer Services ................................ $     5,847       $    6,263      $    11,756       $   11,774
Equipment Management .............................       2,880            3,664            5,978            7,397
Mid-Market Financing .............................       1,500            1,307            2,940            2,563
Specialized Financing ............................       1,130            1,406            2,473            3,122
Specialty Insurance ..............................       2,981            3,025            5,869            5,627
All other ........................................          61              805              106            1,668
                                                   ---------------  ---------------  ---------------  ---------------
Total revenues ................................... $    14,399       $   16,470      $    29,122       $   32,151
                                                   ===============  ===============  ===============  ===============


Net earnings before accounting changes
Consumer Services ................................ $       561           $  352      $     1,161      $       636
Equipment Management .............................         317              167              577              318
Mid-Market Financing .............................         159              147              316              299
Specialized Financing ............................         234              414              463            1,012
Specialty Insurance ..............................         259              293              507              491
All other ........................................         (53)             (96)            (146)            (269)
                                                   ---------------  ---------------  ---------------  ---------------
Total net earnings ............................... $     1,477      $     1,277      $     2,878      $     2,487
                                                   ===============  ===============  ===============  ===============


Consumer Services revenues remained flat while net earnings increased 83% for the first six months of 2001 compared with the first six months of 2000. Revenue increases as a result of volume growth in the U.S. consumer credit card business and a combination of acquisition and asset growth in the consumer savings and insurance business, were offset by the planned transition of restructured insurance policies from Toho and the divestiture of the Mortgage Services business. The increase in net earnings was led by volume growth in the U.S.
consumer credit card, non-U.S. consumer finance and the consumer savings and insurance businesses, reduced residual losses in the U.S. auto finance business, and the divestiture of the Mortgage Services business, which had experienced losses in 2000.

Equipment Management revenues decreased 19% for the first six months of 2001, primarily as a result of volume declines in the information technology products and services businesses, partially offset by revenues associated with a contract cancellation fee and volume growth in the satellite service business, and asset gains and volume growth in the aviation services business. Net earnings increased 81% for the first six months of 2001, primarily attributable to tax benefits from a restructuring at Penske, improved performance in the information technology products and services businesses, a contract cancellation fee at the satellite service business, and asset gains and volume growth in the aviation services business.

Mid-Market Financing revenues grew 15% in the first six months of 2001, principally reflecting the combination of origination growth and asset gains. Net earnings increased 6% in the first six months of 2001, primarily from increased asset growth from originations, partially offset by reduced asset gains.

Specialized Financing revenues decreased 21% and net earnings decreased 54% in the first six months of 2001, principally reflecting the impact of reduced asset gains on equity investments at GE Equity, partially offset by the combination of higher asset gains and origination growth at Commercial Real Estate and Commercial Finance and origination growth at the Structured Finance Group.

Specialty Insurance revenues grew 4% in the first six months of 2001, compared with the corresponding period in 2000, as a result of increased premium income associated with origination volume, partially offset by reduced investment gains. Net earnings increased 3% in the first six months of 2001, compared with the corresponding period in 2000, primarily reflecting growth in policy origination, the effects of discounting certain reinsurance reserves to reflect timing of future payment, and a favorable settlement of certain disputes, partially offset by decreased current year investment gains.

All Other decline in revenues and decrease in net loss in the first six months of 2001, were primarily the result of the deconsolidation of Wards.

Portfolio Quality

Financing receivables are the financing businesses' largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $149.8 billion at June 30, 2001, from $147.3 billion at the end of 2000, primarily reflecting the effects of higher origination volume and acquisition growth, partially offset by securitizations, the liquidating U.S. auto finance business portfolio, and foreign currency translation on Japanese and European financing receivables. The related allowance for losses at June 30, 2001, amounted to $4.0 billion (the same as at the end of 2000) and represents management's best estimate of probable losses inherent in the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $44.0 billion at June 30, 2001, a decrease of $4.8 billion from year-end 2000. Nonearning consumer receivables at June 30, 2001 were $1.1 billion, about 2.4% of outstandings, compared with $1.1 billion, about 2.3% of outstandings at December 31, 2000. Write-offs of consumer receivables increased to $0.9 billion for the first six months of 2001 compared with $0.7 billion for the first six months of 2000. This increase is primarily driven by the increase in delinquencies in the liquidating Wards credit card portfolio consistent with management's expectations.

Other financing receivables, which totaled $105.8 billion at June 30, 2001 ($98.5 billion at December 31, 2000), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $1.3 billion at June 30, 2001, about 1.2% of outstandings, compared with $0.9 billion, about 1.0% of outstandings at year-end 2000. The increase is primarily the result of several large bankruptcies and restructurings, events that have been considered in establishing the allowance for losses.

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

                                                                     EXHIBIT 12

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                Computation of Ratio of Earnings to Fixed Charges
                                       and
           Computation of Ratio of Earnings to Combined Fixed Charges
                         and Preferred Stock Dividends

                         Six Months Ended June 30, 2001
                                   (Unaudited)

                                                                                                          Ratio of
                                                                                                         Earnings to
                                                                                                          Combined
                                                                                                            Fixed
                                                                                                         Charges and
                                                                                          Ratio of        Preferred
                                                                                        Earnings to         Stock
                                                                                       Fixed Charges      Dividends
(Dollar amounts in millions)                                                           --------------   --------------

 Net earnings .....................................................................         $2,709           $2,709
 Provision for income taxes .......................................................            816              816
 Minority interest in net earnings of consolidated affiliates .....................             99               99
                                                                                       --------------   --------------
 Earnings before provision for income taxes and minority interest .................          3,624            3,624
                                                                                       --------------   --------------
 Fixed charges:
    Interest ......................................................................          5,698            5,698
    One-third of rentals ..........................................................            157              157
                                                                                       --------------   --------------
 Total fixed charges ..............................................................          5,855            5,855
                                                                                       --------------   --------------

 Less interest capitalized, net of amortization ...................................            (56)             (56)
                                                                                       --------------   --------------
 Earnings before provision for income taxes and minority interest, plus
   fixed charges ..................................................................         $9,423           $9,423
                                                                                       ==============   ==============

 Ratio of earnings to fixed charges ...............................................           1.61
                                                                                       ==============


 Preferred stock dividend requirements ............................................                     $        --
 Ratio of earnings before provision for income taxes to net earnings ..............                            1.30
 Preferred stock dividend factor on pre-tax basis .................................                              --
 Fixed charges ....................................................................                           5,855
                                                                                                        --------------

 Total fixed charges and preferred stock dividend requirements ....................                          $5,855
                                                                                                        ==============


 Ratio of earnings to combined fixed charges and preferred stock dividends ........                            1.61
                                                                                                        ==============



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


                            GENERAL ELECTRIC CAPITAL SERVICES, INC.
                            ---------------------------------------
                                          (Registrant)


Date:     July 23, 2001     By:             /s/ J.A. Parke
                            ----------------------------------------------
                            J.A. Parke,
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)



Date:     July 23, 2001     By:             /s/ J.C. Amble
                            ----------------------------------------------
                            J.C. Amble,
                            Vice President and Controller
                            (Principal Accounting Officer)