Form 10-Q
period 2001-09-29
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2001-11-02
CIK 797463

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

               For the quarterly period ended September 29, 2001
                               ------------------

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

At October 30, 2001, 1,012 shares of common stock with a par value of $1,000 were outstanding.

REGISTRANT  MEETS THE  CONDITIONS SET FORTH IN GENERAL  INSTRUCTION  H(1)(a) AND
(b)OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                                TABLE OF CONTENTS





                                                                           Page
                                                                          ------


PART I - FINANCIAL INFORMATION.


Item 1. Financial Statements ..........................................     1


Item 2. Management's Discussion and Analysis of Results of Operations .     7


Exhibit 12. Computation of Ratio of Earnings to Fixed Charges and
            Computation of Ratio of Earnings to Combined Fixed Charges
            and Preferred Stock Dividends ............................     11


PART II - OTHER INFORMATION.


Item 6. Exhibits and Reports on Form 8-K .............................     12


Signatures ...........................................................     13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

              Condensed Statement of Current and Retained Earnings

                                   (Unaudited)


                                                         Three Months Ended                 Nine Months Ended
                                                  -------------------------------   --------------------------------
                                                   September 29,    September 30,     September 29,    September 30,
 (In millions)                                         2001             2000              2001             2000
                                                  ---------------  --------------   ----------------  --------------

 Revenues
 Revenues from services ......................... $    12,520      $   14,052        $    39,614        $    41,565
 Sales of goods .................................         778           2,392              2,806              7,030
                                                  ---------------  --------------   ---------------   --------------
                                                       13,298          16,444             42,420             48,595
                                                  ---------------  --------------   ---------------   --------------

 Expenses
 Interest ........................................      2,503           2,765              8,072              8,146
 Operating and administrative ....................      3,455           4,410             11,584             13,988
 Cost of goods sold ..............................        692           2,207              2,519              6,515
 Insurance losses and policyholder and annuity
    benefits .....................................      3,618           3,731             10,853             10,513
 Provision for losses on financing receivables ...        567             463              1,546              1,405
 Depreciation and amortization of buildings and
   equipment and equipment on operating leases ...        924             792              2,514              2,406
 Minority interest in net earnings of consolidated
   affiliates ....................................         27              56                126                159
                                                  ---------------  --------------   ---------------  ---------------
                                                       11,786          14,424             37,214             43,132
                                                  ---------------  --------------   ---------------  ---------------
 Earnings
 Earnings before income taxes and cumulative
      effect of changes in accounting principle...      1,512           2,020              5,206              5,463
 Provision for income taxes.......................       (211)           (542)            (1,027)            (1,498)
                                                   --------------  --------------   ---------------  ---------------
 Earnings before cumulative effect of changes in
      accounting principle ......................       1,301           1,478              4,179              3,965
  Cumulative effect of changes in accounting
       principle..................................          -               -              (169)                 -
                                                   --------------  --------------   ---------------  ---------------
 Net Earnings ....................................      1,301           1,478              4,010              3,965
 Dividends .......................................       (454)           (510)            (1,460)            (1,392)
 Retained earnings at beginning of period ........     22,925          19,457             21,222             17,852
                                                    -------------  --------------   ---------------  ---------------
 Retained earnings at end of period .............. $   23,772       $  20,425        $    23,772        $    20,425
                                                    =============  ==============   ===============  ===============



See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   Condensed Statement of Financial Position

                                                                                      September 29,      December 31,
 (In millions)                                                                            2001               2000
                                                                                    -----------------  -----------------
                                                                                       (Unaudited)
Assets
 Cash and equivalents .............................................................  $    6,925         $    6,052
 Investment securities ............................................................      96,917             90,330
 Financing receivables:
    Time sales and loans, net of deferred income...................................     101,506             96,270
    Investment in financing leases, net of deferred income.........................      52,319             51,063
                                                                                     -----------------  -----------------
                                                                                        153,825            147,333
    Allowance for losses on financing receivables .................................      (4,121)            (4,034)
                                                                                     -----------------  -----------------
       Financing receivables - net ................................................     149,704            143,299
 Insurance receivables - net.......................................................      26,653             23,802
 Other receivables - net ..........................................................      13,779             13,288
 Inventories ......................................................................         292                666
 Equipment on operating leases (at cost), less accumulated
   amortization of $9,048 and $7,901 ..............................................      25,678             24,147
 Intangible assets ................................................................      15,284             15,017
 Other assets .....................................................................      55,362             54,035
                                                                                     -----------------  -----------------
         Total assets .............................................................  $  390,594         $  370,636
                                                                                     =================  =================
 Liabilities and share owners' equity
 Short-term borrowings ............................................................  $  133,595         $  123,992
 Long-term borrowings:
    Senior ........................................................................      79,326             80,383
    Subordinated ..................................................................         996                996
 Insurance liabilities, reserves and annuity benefits .............................     111,446            106,150
 Other liabilities ................................................................      27,882             23,887
 Deferred income taxes ............................................................       8,238              8,238
                                                                                     -----------------  -----------------
         Total liabilities ........................................................     361,483            343,646
                                                                                     -----------------  -----------------
 Minority interest in equity of consolidated affiliates ...........................       3,924              3,968
                                                                                     -----------------  -----------------
 Accumulated gains/(losses) - net:
    Investment securities..........................................................         370                  4
    Currency translation adjustments ..............................................        (883)              (957)
    Derivatives qualifying as hedges...............................................      (1,414)                 -
                                                                                     -----------------  -----------------
 Accumulated non-owner changes in share owners' equity  ...........................      (1,927)              (953)
 Capital stock ....................................................................          11                 11
 Additional paid-in capital .......................................................       3,331              2,742
 Retained earnings ................................................................      23,772             21,222
                                                                                     -----------------  -----------------
         Total share owners' equity ...............................................      25,187             23,022
                                                                                     -----------------  -----------------
         Total liabilities and share owners' equity ...............................  $  390,594         $  370,636
                                                                                     =================  =================

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                        Condensed Statement of Cash Flows

                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                    ------------------------------------
                                                                                     September 29,       September 30,
 (In millions)                                                                            2001                2000
                                                                                    -----------------   -----------------
 Cash Flows From Operating Activities
 Net earnings ...................................................................    $    4,010         $     3,965
 Adjustments to reconcile net earnings to cash provided from operating activities:
      Cumulative effect of changes in accounting principle.......................           169                   -
      Provision for losses on financing receivables .............................         1,546               1,405
      Depreciation and amortization of buildings and equipment and
        equipment on operating leases ...........................................         2,514               2,406
      Other - net ...............................................................         5,926              (4,771)
                                                                                    -----------------   -----------------
         Cash from operating activities .........................................        14,165               3,005
                                                                                    -----------------   -----------------
 Cash Flows From Investing Activities
 Increase in loans to customers .................................................       (95,501)            (76,103)
 Principal collections from customers - loans ...................................        89,407              71,483
 Investment in equipment for financing leases ...................................       (11,654)            (14,416)
 Principal collections from customers - financing leases ........................        11,357              11,017
 Net change in credit card receivables ..........................................         2,412                (408)
 Buildings and equipment and equipment on operating leases:
      - additions ...............................................................        (9,505)             (7,674)
      - dispositions ............................................................         5,663               4,908
 Payments for principal businesses purchased, net of cash acquired ..............        (6,100)               (403)
 Purchases of securities by insurance and annuity businesses ....................       (36,414)            (24,669)
 Dispositions and maturities of securities by insurance and
    annuity businesses ..........................................................        30,203              16,841
 Other - net ....................................................................          (212)             (2,015)
                                                                                    -----------------   -----------------
         Cash used for investing activities .....................................       (20,344)            (21,439)
                                                                                    -----------------   -----------------
 Cash Flows From Financing Activities
 Net change in borrowings (maturities 90 days or less) ..........................          (119)              6,819
 Newly issued debt  -  short-term (maturities 91-365 days) ......................         3,717               5,160
                    -  long-term (longer than one year)  ........................        13,347              20,789
 Proceeds - non-recourse, leveraged lease debt ..................................         1,321               1,112
 Repayments and other reductions:
                    -  short-term (maturities 91-365 days) ......................        (5,951)            (24,878)
                    -  long-term (longer than one year) .........................        (4,222)             (1,667)
 Principal payments - non-recourse, leveraged lease debt ........................          (206)               (154)
 Proceeds from sales of investment contracts ....................................         5,534               6,905
 Cash received upon assumption of Toho Mutual Life Insurance Company
    insurance liabilities  ......................................................             -              13,177
 Redemption of investment contracts .............................................        (5,304)             (7,236)
 Cash contribution from parent company ..........................................           395                   -
 Dividends paid .................................................................        (1,460)             (1,392)
                                                                                    -----------------   -----------------
         Cash from financing activities .........................................         7,052              18,635
                                                                                    -----------------   -----------------
 Increase (Decrease) in Cash and Equivalents ....................................           873                 201
 Cash and Equivalents at Beginning of Period ....................................         6,052               6,931
                                                                                    -----------------   -----------------
 Cash and Equivalents at End of Period ..........................................    $    6,925         $     7,132
                                                                                    =================   =================

See Notes to Condensed, Consolidated Financial Statements.

      GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

             Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)


1.   The accompanying  condensed  quarterly financial  statements  represent the adding together of General Electric Capital Services, Inc. and all majority-owned and controlled affiliates (collectively, "GECS"). All significant transactions among the parent and consolidated affiliates have been eliminated. Certain prior period data have been reclassified to conform to the current period presentation.

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

3. The Financial Accounting Standards Board ("FASB") issued, then subsequently amended, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which became effective for GECS on January 1, 2001. Under SFAS No. 133, as amended, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

     The nature of GECS business activities necessarily involve the management of various financial and market risks, including those related to changes in interest rates, equity prices, currency exchange rates, and commodity prices. As discussed more fully in notes 1, 10 and 20 of the 2000 Form 10-K, management uses derivative financial instruments to mitigate or eliminate certain of those risks. The January 1, 2001, accounting change described above affected only the pattern and timing of non-cash accounting recognition.

     The January 1, 2001, cumulative effect of adopting this accounting change follows:

     (In millions)                                      Earnings       Equity
                                                    -------------- -------------
     Adjustment to fair value of derivatives (a) ..    $   (77)      $ (1,374)
     Income tax effects ...........................         28            525
                                                    -------------- -------------
     Total ........................................    $   (49)     $    (849)
                                                    ============== =============

     (a) For earnings effect, amount shown is net of adjustment to hedged item.

     A reconciliation of current period changes for the first nine months of 2001, net of applicable income taxes, in the separate component of share owners' equity labeled "derivatives qualifying as hedges" follows.

     (In millions)


     Transition adjustment as of January 1, 2001 .  $      (849)
     Declines in fair value - net ................         (735)
     Reclassifications to earnings - net .........          170
                                                    --------------------
     Balance at September 29, 2001 ...............   $   (1,414)
                                                    ====================

     The cumulative effect on share owners' equity was primarily attributable to marking to market forward and swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements. As a matter of policy, management ensures that funding, including the effect of derivatives, of its lending and other financing asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future net earnings will not be subject to volatility arising from interest rate changes.

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

5. Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, modify the accounting for business combinations, goodwill and identifiable intangible assets. All business combinations initiated after June 30, 2001, must be accounted for by the purchase method. Goodwill in such acquisitions will not be amortized, but will be written down when specified tests indicate that the goodwill is impaired, that is, fair value is lower than carrying value. Certain intangible assets will be required to be recognized separately from goodwill and will be amortized over their useful lives. As of January 1, 2002, all goodwill must be tested for impairment and a transition adjustment recognized at that time. Goodwill amortization will also cease at that date, and thereafter, all goodwill will be tested at least annually for impairment. If these rules had applied to goodwill for 2001, management believes that full year 2001 net earnings would have increased by approximately $565 million. Management has not yet determined the extent of impaired goodwill, if any, that will be recognized as of January 1, 2002.

     SFAS No. 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. The Statement defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after December 15, 2002. Management has not yet determined the total likely effects of adopting this Statement on the financial position or results of operations.

6. A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners, net of income taxes, is provided below.

                                                                                      Three Months Ended
                                                                         ------------------------------------------
     (In millions)                                                         September 29, 2001    September 30, 2000
                                                                         ---------------------  -------------------
     Net earnings  ..................................................... $          1,301       $          1,478
     Investing securities ..............................................              432                    566
     Currency translation adjustments ..................................              (84)                  (119)
     Derivatives qualifying as hedges...................................             (487)                     -
                                                                         ---------------------  -------------------
     Total ............................................................. $          1,162       $          1,925
                                                                         =====================  ===================

                                                                                      Nine Months Ended
                                                                         ------------------------------------------
                                                                          September 29, 2001     September 30, 2000
                                                                         ---------------------  -------------------
     Net earnings  ..................................................... $          4,010       $         3,965
     Investment securities..............................................              366                  (274)
     Currency translation adjustments ..................................               74                  (329)
     Derivatives qualifying as hedges...................................             (565)                    -
     Cumulative effect on share owners' equity of adopting FAS 133......             (849)                    -
                                                                         ---------------------  -------------------
     Total ............................................................. $          3,036       $         3,362
                                                                         =====================  ===================

7. Revenues and net earnings before accounting changes, by operating segment, for the three and nine months ended September 29, 2001, and September 30, 2000, can be found in the table on page 8 of this report.

Item  2.  Management's Discussion and Analysis of Results of Operations.

Overview

Net earnings before cumulative effect of changes in accounting principle (discussed in notes 3 and 4 to the condensed, consolidated financial statements) for the first nine months of 2001 were $4,179 million, a $214 million (5%) increase over the first nine months of 2000. Excluding the insurance losses resulting  from the  events of  September  11th,  principally  discussed  in the
Specialty Insurance segment operating results, net earnings before cumulative effect of changes in accounting principle would have increased 15% to $4,579 million. The results reflected the globalization and diversity of GECS businesses, with strong double-digit increases in the Consumer Services and Equipment Management segments.

Operating Results

Total revenues decreased $6,175 million (13%) to $42,420 million for the first nine months of 2001, compared with $48,595 million for the first nine months of 2000. This decrease primarily resulted from volume declines in the information technology products and services businesses, the deconsolidation of Montgomery Wards, LLC ("Wards"), reduced asset gains at GE Equity, the planned transition of restructured insurance policies from Toho Mutual Life Insurance Company ("Toho") in the consumer savings and insurance business, the prior year inclusion of pretax gains from GECS holdings of the common stock of PaineWebber Group, Inc., and reduced net premiums earned at GE Global Insurance, as discussed in the Specialty Insurance segment operating results. These factors were partially offset by growth in origination volume in the Mid-Market Financing and Specialized Financing segments and acquisition-related growth in the Consumer Services and Mid-Market Financing segments.

Interest expense on borrowings decreased to $8,072 million, compared with $8,146 for the first nine months of 2000. The decrease reflected the effects of lower average interest rates, offset by the effects of higher average borrowings used to finance asset growth. The average composite interest rate on GECS borrowings for the first nine months of 2001 was 5.39% compared with 5.81% in the first nine months of 2000.

Operating and administrative expenses were $11,584 million for the first nine months of 2001, a 17% decrease from the first nine months of 2000. The decrease primarily reflected productivity gains in the Consumer Services and Equipment Management segments, the deconsolidation of Wards, and the reduction in insurance commissions at GE Global Insurance, as discussed in the Specialty Insurance segment operating results.

Cost of goods sold is associated with activities of the computer equipment distribution business and former retail operations. This cost amounted to $2,519 million for the first nine months of 2001, compared with $6,515 million for the first nine months of 2000. The decrease primarily reflected volume declines at the information technology products and services businesses and the deconsolidation of Wards.

Insurance losses and policyholder and annuity benefits increased $340 million to $10,853 million for the first nine months of 2001, compared with the first nine months of 2000. The increase primarily reflected the effects of growth in premium volume throughout the period and business acquisitions, partially offset by the planned transition of restructured insurance policies from Toho.

Provision for losses on financing receivables was $1,546 million for the first nine months of 2001 compared with $1,405 million for the first nine months of 2000. This provision is principally related to credit cards and personal loans in the Consumer Services segment, which are discussed below under Portfolio Quality.

Depreciation and amortization of buildings and equipment and equipment on operating leases increased to $2,514 million for the first nine months of 2001, compared with $2,406 million for the first nine months of 2000. The increase was principally the result of higher shorter-lived levels of equipment on operating leases, primarily reflecting acquisition growth.

Provision for income taxes was $1,027 million for the first nine months of 2001 (an effective tax rate of 19.7%), compared with $1,498 million for the first nine months of 2000 (an effective tax rate of 27.4%). The lower effective tax rate primarily reflected one-time tax benefits with respect to the Equipment Management segment and increased low taxed earnings from international operations.

Operating Segments

Revenues and net earnings before cumulative effect of changes in accounting principle, by operating segment, for the three and nine months ended September 29, 2001 and September 30, 2000 are summarized and discussed below.

                                                         Three Months Ended                 Nine Months Ended
                                                   --------------------------------  ---------------------------------
                                                   September 29,    September 30,     September 29,    September 30,
(In millions)                                          2001             2000              2001              2000
                                                   ---------------  ---------------  ---------------  ----------------
Revenues
Consumer Services ................................ $     5,703      $     6,126      $    17,459       $   17,900
Equipment Management .............................       2,715            3,616            8,693           11,013
Mid-Market Financing .............................       1,786            1,392            4,726            3,955
Specialized Financing ............................       1,119            1,393            3,592            4,515
Specialty Insurance ..............................       2,102            2,802            7,971            8,429
All other ........................................        (127)           1,115              (21)           2,783
                                                   ---------------  ---------------  ---------------  ----------------
Total revenues ................................... $    13,298       $   16,444      $    42,420       $   48,595
                                                   ===============  ===============  ===============  ================

Net earnings before accounting changes
Consumer Services ................................ $       570      $       497      $     1,731       $    1,133
Equipment Management .............................         259              245              836              563
Mid-Market Financing .............................         241              218              557              517
Specialized Financing ............................         291              374              754            1,386
Specialty Insurance ..............................         (79)             217              428              708
All other ........................................          19              (73)            (127)            (342)
                                                   ---------------  ---------------  ---------------  ----------------
Total net earnings ............................... $     1,301      $     1,478      $     4,179      $     3,965
                                                   ===============  ===============  ===============  ================


Consumer Services revenues decreased 2% while net earnings increased 53% for the first nine months of 2001 compared with the first nine months of 2000. Revenues decreased primarily as a result of the planned transition of restructured insurance policies from Toho, the divestiture of the Mortgage Services business, and the planned run-off of the U.S. auto finance business portfolio, offset by a combination of volume growth in the U.S. consumer credit card business as well as acquisition-related growth in the consumer savings and insurance business and non-U.S. consumer finance business. The increase in net earnings was led by volume growth in the U.S. consumer credit card, non-U.S. consumer finance businesses, reduced residual losses in the U.S. auto finance business, and the divestiture of the Mortgage Services business, which had experienced losses in 2000.

Equipment Management revenues decreased 21% for the first nine months of 2001 as a result of volume declines in the information technology products and services businesses, partially offset by revenues generated from volume growth in the aviation services business. Net earnings increased 48% for the first nine months of 2001 on improved performance in the information technology products and services businesses and tax benefits at Penske and the satellite service business.

Mid-Market Financing revenues grew 19% in the first nine months of 2001, reflecting the combination of origination growth, acquisitions, and increased asset gains. Net earnings increased 8% in the first nine months of 2001 from a combination of increased asset gains and acquisition-related growth.

Specialized Financing revenues decreased 20% and net earnings decreased 46% in the first nine months of 2001, as growth at Commercial Real Estate, Structured Finance Group and Commercial Finance was more than offset by reduced asset gains on equity investments at GE Equity.

Specialty Insurance revenues decreased 5% in the first nine months of 2001, compared with the corresponding period in 2000, as a result of reduced net premiums earned at GE Global Insurance (the parent of Employers Reinsurance), reflecting events of September 11th discussed below. This decrease was slightly offset by increased premium income associated with origination volume. Net earnings decreased 40% in the first nine months of 2001 compared with the corresponding period in 2000, as GE Global Insurance's underwriting results for the quarter ended September 29, 2001, were adversely affected by approximately $575 million related to the insurance losses resulting from the events of September 11th. Of this amount, $821 million is reflected as a reduction in net premiums earned and $246 million (representing a ceding commission equal to 30% of the premiums) is reflected as a reduction in insurance acquisition costs, reflecting contingent premium payment provisions contained in certain of Employer Reinsurance's retrocession agreements. These estimated losses relate to insurance policies providing general property, general liability, aviation, business interruption, workers compensation and life and health-related coverages. Historical experience related to large catastrophic events is that a broad range of total insurance industry loss estimates often exists for up to a year following such an event and it is not unusual for there to be significant revisions in such estimates. The $575 million represents management's best estimate of its existing net liability based on information currently available, which is limited by the recent nature of these events.

The $575 million of recorded losses is net of estimated recoveries under existing retrocession arrangements, where a portion of gross losses is routinely ceded to other reinsurance entities. The unprecedented magnitude of the total industry loss estimates has raised concern within the industry as to the long-term solvency of some reinsurers. However, substantially all of GECS retrocessionaires are large, highly rated reinsurance entities. At this time, management does not anticipate that any significant portion of its estimated recoveries will be deemed uncollectible.

Excluding the insurance losses resulting from the events of September 11th, net earnings would have increased 15%, primarily reflecting growth in policy origination, the effects of discounting certain reinsurance reserves to reflect timing of future payment, and a favorable settlement of certain disputes, partially offset by decreased current year investment gains.

All Other decline in revenues and decrease in net loss in the first nine months of 2001, were primarily the result of the deconsolidation of Wards.

Portfolio Quality

Financing receivables are the financing businesses' largest asset and their primary source of revenues. The portfolio of financing receivables, before allowance for losses, increased to $153.8 billion at September 29, 2001, from $147.3 billion at the end of 2000, primarily reflecting the effects of higher origination volume and acquisition growth, partially offset by securitizations and the liquidating U.S. auto finance business portfolio. The related allowance for losses at September 29, 2001, amounted to $4.1 billion ($4.0 billion at the end of 2000) and represents management's best estimate of probable losses inherent in the portfolio. A discussion about the quality of certain elements of the portfolio of financing receivables follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $50.5 billion at September 29, 2001, an increase of $1.7 billion from year-end 2000. Nonearning consumer receivables at September 29, 2001, were $1.4 billion, about 2.8% of outstandings, compared with $1.1 billion, about 2.3% of outstanding receivables at December 31, 2000. This increase reflects nonearning consumer receivables related to the second quarter acquisition of igroup Limited, a subprime mortgage lender in the United Kingdom. Excluding igroup Limited, nonearning consumer receivables at September 29, 2001, were $1.2 billion, about 2.5% of outstanding receivables. Write-offs of consumer receivables increased to $1.3 billion for the first nine months of 2001 compared with $1.0 billion for the first nine months of 2000 reflecting increased delinquencies in the liquidating Wards credit card portfolio and the maturation of recently acquired private label credit card portfolios, consistent with management's expectations.

Other financing receivables, which totaled $103.3 billion at September 29, 2001 ($98.5 billion at December 31, 2000), consisted of a diverse commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $1.6 billion at September 29, 2001, about 1.5% of outstandings, compared with $0.9 billion, about 1.0% of outstandings at year-end 2000. The increase is primarily the result of several large bankruptcies and restructurings, events that have been considered in establishing the allowance for losses.

Other

In light of John F. Welch, Jr.'s retirement from the General Electric Company, the Board of Directors of GECS has accepted Mr. Welch's resignation as a Director of GECS and as a member of the Executive Committee of the Board of Directors, effective September 7, 2001.

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

                                                                      EXHIBIT 12

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                Computation of Ratio of Earnings to Fixed Charges
                                       and
           Computation of Ratio of Earnings to Combined Fixed Charges
                                       and
                            Preferred Stock Dividends

                      Nine Months Ended September 29, 2001
                                   (Unaudited)

                                                                                                      Ratio of
                                                                                                     Earnings to
                                                                                                      Combined
                                                                                                        Fixed
                                                                                                     Charges and
                                                                                      Ratio of        Preferred
                                                                                    Earnings to         Stock
                                                                                   Fixed Charges      Dividends
 (Dollar amounts in millions)
                                                                                   --------------   --------------
 Net earnings ..................................................................   $     4,010      $     4,010
 Provision for income taxes ....................................................         1,027            1,027
 Minority interest in net earnings of consolidated affiliates ..................           126              126
                                                                                   --------------   --------------
 Earnings before provision for income taxes and minority interest ..............         5,163            5,163
                                                                                   --------------   --------------
 Fixed charges:
    Interest ...................................................................         8,261            8,261
    One-third of rentals .......................................................           233              233
                                                                                   --------------   --------------
 Total fixed charges ...........................................................         8,494            8,494
                                                                                   --------------   --------------
 Less interest capitalized, net of amortization ................................           (75)             (75)
                                                                                   --------------   --------------
 Earnings before provision for income taxes and minority interest, plus
   fixed charges ...............................................................   $    13,582      $    13,582
                                                                                   ==============   ==============

 Ratio of earnings to fixed charges ............................................          1.60
                                                                                   ==============

 Preferred stock dividend requirements .........................................                    $        --
 Ratio of earnings before provision for income taxes to net earnings ...........                           1.26
 Preferred stock dividend factor on pre-tax basis ..............................                             --
 Fixed charges .................................................................                          8,494
                                                                                                    --------------
 Total fixed charges and preferred stock dividend requirements .................                         $8,494
                                                                                                    ==============

 Ratio of earnings to combined fixed charges and preferred stock dividends .....                           1.60
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


                                  GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                  ---------------------------------------
                                              (Registrant)




Date: October 31, 2001    By:              /s/ J.A. Parke
                               ------------------------------------------------
                                               J.A. Parke,
                            Executive Vice President and Chief Financial Officer
                                       (Principal Financial Officer)




Date:   October 31, 2001   By:             /s/ J.C. Amble
                               ------------------------------------------------
                                               J.C. Amble,
                                       Vice President and Controller
                                      (Principal Accounting Officer)