Form 10-K
period 2001-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2002-03-08
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K
                           --------------------------

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                           ---------------------------
                         Commission file number 0-14804
                           ---------------------------

                     General Electric Capital Services, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                          06-1109503
-------------------------------                         --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


 260 Long Ridge Road,
Stamford, Connecticut                 06927                (203) 357-4000
----------------------          ---------------     ---------------------------
(Address of principal              (Zip Code)         (Registrant's telephone
  executive offices)                                number, including area code)


                           --------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:


    Title of each class                                       Name of each
------------------------------                      exchange on which registered
7 1/2% Guaranteed Subordinated                      ----------------------------
  Notes Due August 21, 2035                             New York Stock Exchange


                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(g) OF THE ACT:
                               Title of each class
                        -------------------------------

                    Common Stock, par value $1,000 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At March 7, 2002, 1,012 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 7, 2002. None.

                       DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2001 are incorporated by reference into Part IV hereof.

Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation for the year ended December 31, 2001 is incorporated by reference into Part I hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

                                                        TABLE OF CONTENTS

                                                                                                                     Page
PART I
     Item 1.   Business ..........................................................................................     1
     Item 2.   Properties ........................................................................................    12
     Item 3.   Legal Proceedings .................................................................................    12
     Item 4.   Submission of Matters to a Vote of Security Holders ...............................................    12

PART II

     Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters .........................    13
     Item 6.   Selected Financial Data ...........................................................................    13
     Item 7.   Management's Discussion and Analysis of Results of Operations .....................................    13
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ........................................    27
     Item 8.   Financial Statements and Supplementary Data .......................................................    28
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............    52

PART III

     Item 10.  Directors and Executive Officers of the Registrant ................................................    53
     Item 11.  Executive Compensation ............................................................................    53
     Item 12.  Security Ownership of Certain Beneficial Owners and Management ....................................    53
     Item 13.  Certain Relationships and Related Transactions ....................................................    53

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................................    54


                                     PART I

Item 1.  Business.

GENERAL ELECTRIC CAPITAL SERVICES, INC.

General Electric Capital Services, Inc. (herein, together with its consolidated affiliates, called "GE Capital Services", "the Corporation" or "GECS" unless the context otherwise requires) was incorporated in 1984 in the State of Delaware. Until February 1993, the name of the Corporation was General Electric Financial Services, Inc. All outstanding common stock of GE Capital Services is owned directly or indirectly by General Electric Company, a New York corporation ("GE Company" or "GE"). The business of GE Capital Services consists of ownership of two principal subsidiaries which, together with their affiliates, constitute GE Company's principal financial services businesses. GE Capital Services is the sole owner of the common stock of General Electric Capital Corporation ("GE Capital" or "GECC") and GE Global Insurance Holding Corporation ("GE Global Insurance Holdings").

GE Capital Services' principal executive offices are at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number (203) 357-4000).

GENERAL ELECTRIC CAPITAL CORPORATION

GE Capital was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. The capital stock of GE Capital was contributed to GE Capital Services by GE Company in June 1984. Until November 1987, the name of the corporation was General Electric Credit Corporation. On July 2, 2001, GE Capital changed its state of incorporation to Delaware. The business of GE Capital originally related principally to financing the distribution and sale of consumer and other products of GE Company. Currently, however, the types and brands of products financed and the services offered are significantly more diversified. GE Company manufactures few of the products financed by GE Capital.

GE Capital operates in five key operating segments that are described below. These operations are subject to a variety of regulations in their respective jurisdictions.

Services of GE Capital are offered primarily in the United States, Canada, Europe and the Pacific Basin. GE Capital's principal executive offices are at 260 Long Ridge Road, Stamford, Connecticut 06927. At December 31, 2001, GE Capital and affiliates employed approximately 88,000 persons.

GE GLOBAL INSURANCE HOLDING CORPORATION

GE Global Insurance Holdings, together with its affiliates, writes substantially all lines of reinsurance and certain lines of property and casualty insurance. GE Global Insurance Holdings has three principal subsidiaries: Employers Reinsurance Corporation, GE Reinsurance Corporation and Medical Protective Corporation. These affiliates, together with their direct and indirect subsidiaries, reinsure property and casualty risks written by more than 1,000 insurers around the world. They also write certain specialty lines of insurance on a direct basis, principally excess workers' compensation for self-insurers, medical malpractice coverage for physicians and dentists, errors and omissions coverage for insurance agents and brokers; excess indemnity for self-insurers of medical benefits, and libel and allied torts. Other property and casualty affiliates write excess and surplus lines insurance. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, group long-term health products and the provision of financial reinsurance to life insurers.

GE Global Insurance Holdings operates in three broad arenas: property and casualty reinsurance, life reinsurance and primary commercial lines. GE Global Insurance Holdings competes with more than 100 other property and casualty and life reinsurance companies around the world, and with several hundred primary commercial lines companies in the United States. GE Global Insurance Holdings is the fourth largest reinsurer in the world, based on 2000 net written premiums. It is a relatively small niche player in the broad primary commercial lines arena. In one of its major primary areas - medical professional liability - GE Global Insurance Holdings is the fourth largest writer in the United States based on 2000 premiums.

Inherent in GE Global Insurance Holdings business is a range of insurance underwriting risks, weather risk and financial risk associated with inflation, economic growth or recession in specific areas. Important factors to continued success include maintaining clear underwriting guidelines, balancing portfolios geographically and demographically with a broad variety of exposures, and maintaining a balanced global portfolio exposed to a variety of economic conditions. In addition, the insurance/reinsurance industry can experience cyclical turns in profitability associated with catastrophic events.

The global reinsurance industry is operating in an unprecedented environment in the aftermath of the events of September 11. After years of the effect of excess market capacity, the global market finds itself in a capacity crunch and with many market participants declining to write coverage that includes terrorism. The challenges associated with quantifying terrorism risk today are significant. Primary insurers continue to consider alternatives to traditional risk transfer, including insurance captives, structured securities and derivative products. Global reinsurers are offering ways to meet the demands of this changing global market by expanding their markets, entering into new reinsurance niches, offering new reinsurance products and spreading their risks geographically. This changing reinsurance environment may affect the industry's profitability, which has historically been influenced by the insurance industry's underwriting cycle, changes in interest rates and catastrophic events.

Insurance and reinsurance operations are subject to regulation by various insurance regulatory agencies.

GE Global Insurance Holdings and its affiliates conduct business throughout the world using a network of local offices. The world headquarters of GE Global Insurance Holdings are at 5200 Metcalf Avenue, Overland Park, Kansas 66201. At December 31, 2001, GE Global Insurance Holdings and affiliates employed approximately 3,400 persons.

OPERATING SEGMENTS

The Corporation provides a wide variety of financing, asset management, and insurance products and services which are organized into the following operating segments:

- Consumer Services - private-label credit card loans, personal loans, time sales and revolving credit and inventory financing for retail merchants, auto leasing and inventory financing, mortgage servicing, retail businesses and consumer savings and insurance services.

- Equipment Management - leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including aircraft, trailers, auto fleets, modular space units, railroad rolling stock, data processing equipment and marine shipping containers.

- Mid-Market Financing - loans, financing and operating leases, and other services for middle-market customers, including manufacturers, distributors and end-users, for a variety of equipment that includes vehicles, corporate aircraft, data processing equipment, medical and diagnostic equipment, and equipment used in construction, manufacturing, office applications, electronics and telecommunications activities.

- Specialized Financing - loans and financing leases for major capital assets, including industrial facilities and equipment, and energy-related facilities; commercial and residential real estate loans and investments; and loans to and investments in public and private entities in diverse industries.

- Specialty Insurance - U.S. and international multiple-line property and casualty reinsurance; certain directly written specialty insurance and life reinsurance; financial guaranty insurance, principally on municipal bonds and asset-backed securities; and private mortgage insurance.

Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Annual Report on Form 10-K for a discussion of the Corporation's Portfolio Quality. Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, which is set forth in the Annual Report on Form 10-K of GE Global Insurance Holdings for the year ended December 31, 2001, is incorporated herein, by reference. A description of the Corporation's principal businesses by operating segment follows.

CONSUMER SERVICES

GE Financial Assurance

GE Financial Assurance ("GEFA") provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, payment protection insurance and income protection packages, primarily in North America, Europe and Asia. These products help consumers invest, protect and retire and are sold through a family of regulated insurance and annuity affiliates. GEFA's principal product lines in North America and Asia are annuities (deferred and immediate, fixed and variable), life insurance (universal, term, ordinary and group), guaranteed investment contracts including funding agreements, long-term care insurance, accident and health insurance, personal lines of automobile insurance and consumer club memberships.

GEFA's principal product lines and services in Europe are payment protection insurance (designed to protect customers' loan repayment obligations), personal investment products, and travel and personal accident insurance, as well as management of uninsured loss claims on behalf of victims of traffic accidents.

GEFA's product distribution in North America, Europe and Asia is accomplished primarily through four channels: intermediaries (brokerage general agencies, banks and securities brokerage firms), dedicated sales forces and financial advisors, worksites, and direct and affinity based marketing (through the Internet, telemarketing, and direct mail).

GEFA's principal operating affiliates include General Electric Capital Assurance Company, First Colony Life Insurance Company, Federal Home Life Insurance
Company, GE Life and Annuity Assurance Company, GE Edison Life Insurance Company, GE Insurance Holdings Limited and GE Life Group Limited.

GEFA recognizes that consolidation in the financial services industry will create fewer but larger competitors. GEFA believes that the principal competitive factors in the sale of insurance and investment products are product features, commission structure, perceived stability of the insurer, claims paying ability ratings, service, name recognition, price and cost efficiency. GEFA's ability to compete is affected by its ability to provide competitive products and quality service to the consumer, general agents, licensed insurance agents and brokers; to maintain operating scale; and to continually reduce its expenses through the elimination of duplicate functions and enhanced technology.

Many of GEFA's activities are regulated by a variety of insurance and other regulators.

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

On November 29, 2000, AFS announced its decision to discontinue originating new lease, loan and commercial transactions effective December 1, 2000. Since that date, AFS operations have consisted of servicing their existing portfolios and re-marketing off-lease vehicles.

AFS headquarters are in Barrington, Illinois.

GE Card Services

GE Card Services ("CS") is a leading provider of sales financing services to North American retailers in a broad range of consumer industries. Details of financing plans differ, but include customized private-label credit card programs with retailers and inventory financing programs with manufacturers, distributors and retailers.

CS offers customized private-label credit card solutions designed to attract and retain customers for retailers such as JC Penney, ExxonMobil, Wal-Mart, The Home Depot, Sam's Club, Macy's and Lowe's. CS provides financing directly to customers of retailers or purchases the retailers' customer receivables. Most of the retailers sell a variety of products of various manufacturers on a time sales basis. The terms for these financing plans differ according to the size of contract and credit standing of the customer. Financing is provided to consumers under contractual arrangements, both with and without recourse to retailers. CS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services. CS provides inventory financing for retailers primarily in the appliance and consumer electronics industries. CS maintains a security interest in the inventory financed and retailers are obliged to maintain insurance coverage for the merchandise financed.

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

Global Consumer Finance

GE Capital Global Consumer Finance ("GCF") is a leading provider of credit and insurance products and services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe, Asia and, to a lesser extent, Central and South America, including Tesco, The Home Depot, Metro and Wal-Mart, as well as offering a variety of direct-to-consumer credit programs such as consumer loans, auto loans and finance leases, mortgages, debt consolidation, bankcards and the distribution of credit insurance.

GCF provides financing to consumers through operations in Argentina, Australia, Austria, Brazil, the Caribbean, the Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Korea, Mexico, New Zealand, Norway, Poland, Portugal, Republic of Ireland, Slovakia, Spain, Sweden, Switzerland, Taiwan, Thailand, and the United Kingdom.

In March, May and September 2001, GCF closed transactions increasing a former minority interest in Budapest Bank in Hungary to a 99% majority holding. Budapest Bank is a commercial and retail bank offering a variety of consumer and small business financing products and new services such as electronic banking.

In June 2001, GCF acquired igroup Limited, a leading provider of mortgage and debt consolidation products to the UK market, which is based in Watford, England.

GCF's operations are subject to a variety of bank and consumer protection regulations in their respective jurisdictions and a number of countries have ceilings on rates chargeable to consumers in financial service transactions. The consumer lending market is also subject to the risk of declining retail sales, changes in interest and currency exchange rates, increases in personal bankruptcy filings and payment delinquencies.

The businesses in which GCF engages are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers' captive finance companies, and insurance companies. Cross selling multiple products into its customer base is a critical success factor for GCF.

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

On September 29, 2000, Mortgage Services closed on a transaction with a major mortgage company, which is owned by a major national bank holding company, to subservice Mortgage Services' mortgage servicing portfolio and to acquire Mortgage Services' servicing facility and mortgage origination business. Mortgage Services retains its financial interest in the servicing portfolio and the related assets, which are now being managed by GE Capital Mortgage Insurance (see page 11) and the results of which are now included in the Specialty Insurance segment. As a result of this transaction, Mortgage Services exited the business of originating, purchasing and selling of residential mortgage loans.

EQUIPMENT MANAGEMENT

Aviation Services

GE Capital Aviation Services ("GECAS"), the world's foremost aircraft leasing company, is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders and investors. Financial solutions provided to customers include operating leases, sale/leasebacks, aircraft purchasing and trading, financing leases, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

GECAS owns approximately 1,000 aircraft and manages approximately 300 on behalf of third parties. In addition, it has planes on order or on option from Boeing, Airbus, Dornier, Embraer and Bombardier. GECAS has over 200 customers in over 60 countries.

GECAS operates in a highly competitive area serving a cyclical industry that could further consolidate if airlines generally continue to weaken financially. The impact of the events of September 11 has hastened and deepened a downturn in the aviation industry served by GECAS. The business can also be affected by regulatory changes that may impact aircraft values. Regulations under current consideration, if enacted, that reduce permissible noise levels emitted from commercial aircraft would have an effect on aircraft values.

GECAS headquarters are in Stamford, Connecticut, with regional offices in Shannon, Republic of Ireland; New York, New York; Miami, Florida; Chicago, Illinois; Vienna, Austria; Toulouse, France; Luxembourg; Beijing and Hong Kong, China; Tokyo, Japan; and Singapore.

Fleet Services

GE Capital Fleet Services ("Fleet") is one of the leading corporate fleet management companies with operations in North America, Europe, Australia, New Zealand and Japan and has approximately 1.2 million cars and trucks under lease and service management. Fleet offers finance and operating leases to several thousand customers. The business via Web applications and other unique channels, delivers productivity solutions that drive commercial vehicle cost savings to company fleets of all sizes.

The primary product in North America is a terminal rental adjustment clause lease through which the customer assumes the residual risk - that is, risk that the book value will be greater than market value at lease termination. In Europe, the primary product is a closed-end lease in which Fleet assumes residual risk. In addition to the services directly associated with the lease, Fleet offers value-added fleet management services designed to reduce customers' total fleet management costs. These services include, among others, web-based vehicle ordering and reporting, maintenance management programs, accident services, national account purchasing programs, fuel programs, title and licensing services and strategic cost analysis consulting. Fleet's customer base is diversified with respect to industry and geography and includes many Fortune 500 companies.

Fleet competes both on a local and global basis with other leasing businesses of various sizes as well as automobile manufacturers in some parts of the world. The industry is dependent upon the attractiveness of leasing and fleet management as a viable alternative for customers, along with the stability of new and used car prices. Future success will depend upon the ability to maintain a large and diverse customer portfolio, to estimate used car prices as well as mitigate the impact of fluctuations in those prices, and to continue to understand and deliver unique product and service offerings to the customers in the most efficient and cost effective manner possible.

Fleet headquarters are in Eden Prairie, Minnesota.

Information Technology Solutions

GE Capital Information Technology Solutions ("IT Solutions") is a provider of a broad array of information technology products and services, including full life cycle services that provide customers with cost-effective control and management of their information systems. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. Services offered include network design, network support, asset management, help desk, disaster recovery, enterprise management and financial services. IT Solutions serves commercial, educational and governmental customers in 13 countries. During 2001, IT Solutions exited, including through sales of portions of business units, its operations in France and the United Kingdom.

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

Transport International Pool ("TIP") is one of the global leaders in renting, leasing, selling and financing transportation equipment. With more than 40 years of experience in the renting, leasing and selling of trailers, TIP's mission is to provide customers with products and services that help them increase productivity and lower operating costs. TIP's fleet of over 390,000 dry freight, refrigerated and double vans, flatbeds, intermodal assets, and specialized trailers is available for rent, lease or purchase at over 200 locations in the United States, Europe, Canada, and Mexico. TIP's commercial vehicle fleet of over 35,000 units is available for rent, lease, or purchase in the United Kingdom. TIP also finances new and used trailers and buys trailer fleets. TIP's customer base comprises trucking companies, railroads, shipping lines, manufacturers and retailers.

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

GE Capital Modular Space ("Modular Space") provides commercial mobile and modular structures for rental, lease and sale from over 100 facilities in the United States, Europe, Canada and Mexico. The buildings are provided with flexible customized financing, turnkey services and dedicated local sales staff. The primary markets served include construction, education, healthcare, financial, commercial, institutional and government. Modular Space products are available as custom mobile and modular buildings, designed to customer specifications, or are available through the Modular Space stock fleet of approximately 120,000 mobile and modular units.

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

TIP/Modular Space have offices in North America and Europe. The world headquarters for TIP/Modular Space are in Devon, Pennsylvania. TIP/Modular Space European headquarters and pooled accounting service center are in Amsterdam, The Netherlands, and a commercial vehicle operation and administrative center is located in Manchester, England.

GE SeaCo

GE SeaCo SRL ("GE SeaCo") is a joint venture between GE Capital and Sea Containers Ltd., which operates the combined marine container fleets of Genstar Container Corporation ("Genstar") and Sea Containers Ltd. GE SeaCo is one of the world's largest lessors of marine shipping containers with a combined fleet of over 900,000 twenty foot equivalent units of dry cargo, refrigerated and specialized containers for global cargo transport. Lessees are primarily shipping lines that lease on a long term or master lease basis.

The marine container leasing industry continues to be cyclical due to periods of excess capacity and changes in trade volumes. Further risk is attributable to the lessees, which are the major steamship lines and which exhibit cyclical results and generally weak financial condition, exposing GE SeaCo to customer credit risk. GE SeaCo is subject to asset value compression resulting from declining new container prices and positioning risk attributed to the increased use of one-way leases.

GE SeaCo headquarters are in Bridgetown, Barbados.

Penske Truck Leasing

GE Capital is a limited partner in Penske Truck Leasing Co. L.P. ("Penske"), which is a leading provider of full-service truck leasing and commercial and consumer truck rental in the United States and Canada. Penske operates through a national network of full-service truck leasing and rental facilities. At December 31, 2001, Penske had a fleet of about 145,000 tractors, trucks and trailers in its leasing and rental fleets and provided contract maintenance programs or other support services for about 50,000 additional vehicles.

Penske also provides dedicated logistics operations support which combines company-employed drivers with its full-service lease vehicles to provide dedicated contract carriage services. In addition, Penske offers supply chain services such as distribution consulting, warehouse management and information systems support.

In February 2001, Penske acquired Rollins Truck Leasing Corporation for approximately $2 billion in cash and assumed debt. Rollins Truck Leasing Corporation was one of the largest national full-service truck leasing and rental companies, with locations in the United States and Canada.

Penske competes with several other companies conducting nationwide truck leasing and rental operations, a large number of regional truck leasing companies, many similar companies operating primarily on a local basis and both local and nationwide common and contract carriers.

On a nationwide basis, Penske offers full-service truck leasing, commercial and consumer rental and logistics services. In its leasing and support services, Penske competes primarily on the basis of customer service. Geographic location, price and equipment availability are also important competitive factors in this business. In its consumer rental operations, Penske competes primarily on the basis of equipment availability, price, geographic location and customer service.

Penske headquarters are in Reading, Pennsylvania.

GE American Communications

GE American Communications ("Americom") engaged primarily as a satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, as well as broadcast radio. It also supplied integrated communications services for government and commercial customers. Americom also operated communications satellites and maintained a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities.

On November 9, 2001, GECS exchanged the stock of Americom and other related assets and liabilities for a combination of cash and stock in SES Global ("SES"), a leading satellite company. As a result of the transaction, GE Capital now owns 30.7% of the combined operations of both Americom and SES. The investment in the combined entity is now part of the Structured Finance Group.

Americom headquarters were in Princeton, New Jersey.

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

Traditional competitors include railroads, stand-alone leasing companies and other owners of railcar fleets, diversified financial institutions, and railcar builders. Customers who lease railcars also have the choice of purchasing them, either outright or through a financial sale. Certain segments of the North American railcar leasing industry continue to be affected by an oversupply of cars. Ongoing technology changes in car design and capacity are also impacting car supply. In Europe, liberalization and privatization of national railroads continue to significantly impact the rail industry. In addition, on both continents, changes in supply and demand for commodities shipped by rail also impact the demand for cars. In that regard, the trucking industries on both continents continue to make inroads into traditional haulage by rail. The interaction and timing of these forces across the portfolio of cars can impact the profitability of GERSCO. The ability to remain competitive will require the commitment to constant productivity gains and improvement in its breadth and quality of service through the implementation of technology and process improvements.

European sales offices are in England, France, Germany, Italy and Sweden. GERSCO headquarters are in Chicago, Illinois.

MID-MARKET FINANCING

Commercial Equipment Financing

GE Capital Commercial Equipment Financing ("CEF") offers large and small companies with a broad line of innovative financial solutions including leases and loans to middle-market customers, including manufacturers, distributors, dealers and end-users, as well as municipal financing and facilities financing, in such areas as construction equipment, corporate aircraft, medical equipment, trucks and trailers. It also furnishes customers with direct-source tax-exempt finance programs, as well as lease and sale/leaseback offerings. Products are either held for CEF's own account or brokered to third parties.

Generally, transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 180 months. CEF also maintains an asset management operation that redeploys off-lease and repossessed equipment and other assets.

The global equipment financing industry continues to be highly fragmented and intensely competitive. Competitors in the U.S. domestic and international markets include independent financing companies, financing subsidiaries of equipment manufacturers, and banks (national, regional, and local). Industry participants compete not only on the basis of monthly payments, interest rates and fees charged customers but also on deal structures and credit terms. The profitability of CEF is affected not only by broad economic conditions that impact customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and such market risks as interest rate and currency exchange risk. Important factors to continued success include maintaining strong risk management systems, diverse portfolios, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the reduction of costs through enhanced use of technology.

During 2001, CEF purchased the stock of Franchise Finance Corporation of America and certain assets and liabilities from Mellon Financial Corporation and SAFECO Corporation. The purchase price for these acquisitions amounted to approximately $4.4 billion.

CEF operates from offices throughout the Americas, Europe, Asia and Australia and through joint ventures in Indonesia and China. CEF headquarters are in Danbury, Connecticut.

Commercial Finance

GE Capital Commercial Finance ("CF") is a leading global provider of innovative financing, primarily revolving and term debt and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities, as well as factoring services. Loan transactions range in size from under $10 million to over $200 million.

CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers, and CF has industry specialists in the retail, media and communications, and high technology industries. Through its Merchant Banking Group, CF provides senior debt, subordinated debt and bridge financing to buyout and private equity firms, and co-invests in equity with buying groups or invests directly on a select basis.

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

CF headquarters are in Stamford, Connecticut. CF has lending operations in 25 cities, including international offices in Canada, Mexico, Thailand, Korea, Australia, The Netherlands, and the United Kingdom, and also has significant factoring operations in the U.S., France, the United Kingdom and Italy serving U.S. and European companies.

Vendor Financial Services

GE Capital Vendor Financial Services ("VFS") provides financial solutions and services to over 100 equipment manufacturers and more than 4,500 dealers/distributors in North America, Europe and Asia (including Japan), enabling them to offer financing options to their customers. With nearly $20 billion in served assets, VFS helps its partners focus on their core businesses and improve sales by providing flexible financial solutions and services. Customers include major U.S. and non-U.S. manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways - by forming captive partnerships with manufacturers that do not have them, and by outsourcing captive partnerships from manufacturers that do (captive partnerships provide sales financing solely for products of a given manufacturer). VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers, including trade payables services.

In June 2001, VFS acquired the Manufacturer and Dealer Services business (MDS) of Mellon Leasing for approximately $480 million. MDS provides financial services for office equipment and industrial equipment manufacturers.

In September 2001, VFS signed a framework agreement with Xerox to form a Joint Venture, Xerox Capital Services. Through this joint venture, VFS will become the primary financing provider for Xerox customers across the United States.

An economic slowdown would impact the continued expansion of the equipment financing industry, intensifying a competitive pricing environment, pressure delinquencies and residual realizations, and pressure any recourse obligations from vendor relationships. The ability to remain competitive will depend upon, among other things, the ability to drive down costs through the significant investment in productivity initiatives and the ability to continue to effectively manage its spread of risk in industry sectors and equipment categories in conjunction with vendor partners.

VFS has sales offices throughout the United States, Canada, Europe, Asia (including Japan), and Australia. VFS headquarters are in Danbury, Connecticut.

GE European Equipment Finance

GE European Equipment Finance ("EEF") is one of Europe's leading diversified equipment leasing businesses, offering financial solutions on a single-country and pan-European basis. Customers include manufacturers, vendors and end-users in industries such as office imaging, materials handling, corporate aircraft, information technology, broadcasting, machine tools, telecommunications and transportation. Products and services include loans, leases, master lease coordination and other services, such as helping end-users increase purchasing power through financing options and helping manufacturers and vendors to offer leasing programs. For financial reporting purposes, EEF's operating results are allocated to CEF and VFS.

EEF is subject to competition from various types of financial institutions, including leasing companies, commercial and investment banks, and finance companies associated with manufacturers. Consolidation in the financial services industry will create fewer but larger competitors. EEF continues to be impacted by pricing pressures, slow growth in some of its markets, and is directly affected by the general economic conditions within country economies. Its ability to effectively compete in a changing environment will be dependent upon, among other things, its ability to increase productivity and offer innovative financial products and services. Operations are subject to varying degrees of regulation in several jurisdictions across the European continent.

EEF operates from offices in the United Kingdom, France, Germany, Switzerland, Belgium, The Netherlands, Ireland, Italy, Spain, Norway, Denmark, Sweden and Finland, as well as having transaction capabilities in countries such as Portugal. EEF headquarters are in Hounslow, England.

Heller Financial

In October 2001, the Corporation acquired Heller Financial, Inc. ("Heller Financial") for approximately $5.3 billion. At December 31, 2001, the
Corporation reported Heller Financial as a stand-alone entity within the Mid-Market Financing segment due to the proximity of the acquisition to year-end. During 2002, the Corporation will report Heller Financial's operations with those of the Corporation's businesses with which they were combined, primarily Commercial Finance, VFS and CEF. In addition, one of the strongest Heller Financial / GE Capital synergies was achieved when their healthcare businesses were combined to create a new business to meet the financial needs of the dynamic healthcare industry, Healthcare Financial Services. Overall, Heller Financial provides financing solutions to middle-market and small business clients including collateralized cash flow and asset based lending, secured real estate financing, debt and lease equipment financing and small businesses financing.

Heller Financial originates transactions in the United States through its 62 domestic office locations and internationally through a network of wholly owned subsidiaries and joint venture commercial finance companies in 22 countries outside the United States. Heller Financial concentrates primarily on senior secured lending, with approximately 90% of consolidated lending assets and investments at December 31, 2001 being made on that basis. Heller Financial's primary clients and customers are entities in the manufacturing and service sectors having annual sales generally in the range of $5 million to $250 million and in the real estate sector having property values generally in the range of $1 million to $40 million.

Heller Financial's markets are highly fragmented and extremely competitive and are characterized by competitive factors that vary by product and geographic region. Heller Financial's competitors include commercial finance companies, national and regional banks and thrift institutions, investment banks, leasing companies, investment companies, and manufacturers and vendors. Heller Financial competes primarily on the basis of pricing, terms, structure and service.

Heller Financial's operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities. They may also be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, regulate credit granting activities, establish maximum interest rates and finance charges, restrict foreign ownership or investment, govern secured transactions and set collection, foreclosure, repossession and claims handling procedures.

Heller Financial headquarters are in Chicago, Illinois.

SPECIALIZED FINANCING

Real Estate

GE Capital Real Estate ("Real Estate") provides funds for the acquisition, refinancing and renovation of a wide range of apartment buildings, industrial properties, multi-family housing, retail facilities and offices located throughout the United States, Canada, Mexico, Europe and Asia. Real Estate also provides asset management services to real estate investors and selected services to real estate owners. Real Estate is one of the world's leading providers of capital and services to the global commercial real estate market, providing debt and equity for real estate operators, developers, REITs and opportunity funds to allow them to meet their acquisition, refinancing and renovation needs.

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

Real Estate purchases and provides restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds. Real Estate's business also includes the origination and securitization of low leverage real estate loans, which are intended to be held less than one year before outplacement. Additionally, Real Estate provides equity capital for real estate partnerships through the holding of limited partnership interests and receives preferred returns; typically such investments range from $2 million to $10 million.

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

Real Estate has offices throughout the United States, as well as in Canada, Mexico, Australia, Japan, Sweden, France, Spain, Germany, Italy and the United Kingdom. Real Estate headquarters are in Stamford, Connecticut.

Structured Finance Group

GE Capital Structured Finance Group ("SFG") provides innovative financial solutions through equity, debt and structured investments to clients throughout the world. SFG's clients are primarily in the energy, telecommunications, industrial and transportation sectors and range from household names to early stage businesses.

SFG combines industry and technical expertise to deliver a full range of sophisticated financial services and products. Services include corporate finance, acquisition finance and project finance (construction and term). Products include a variety of debt and equity instruments, as well as structured transactions, including leases and partnerships. SFG manages an investment portfolio of approximately $17 billion.

SFG's competition is diverse and global, ranging from large financial institutions to small niche capital providers. Additionally, two of SFG's client industry segments, telecommunications and energy, are faced with extraordinary challenges fostered by deregulation, globalization and technical innovation. Both of these industries have been recently experiencing significant volatility in demand for their products and services. The ability to remain competitive will require innovative and unique ways of providing capital, based on industry knowledge and competitive pricing, as well as the ability to properly assess credit risks and effectively manage portfolios.

SFG headquarters are in Stamford, Connecticut, and it has offices in Chicago, Illinois; Houston, Texas; New York, New York; and San Francisco, California. Internationally, SFG is represented in London, United Kingdom; Frankfurt, Germany; Milan, Italy; Tokyo, Japan; and Mexico City, Mexico.

GE Equity

GE Equity purchases equity investments in early-stage, early growth, pre-IPO companies with a primary objective of long-term capital appreciation. GE Equity's portfolio consists primarily of direct investments in convertible preferred and common stocks in both public and private companies; GE Equity also participates in certain investment limited partnerships. The portfolio includes investments in the technology and communications, media and entertainment, business services, financial services and healthcare sectors. The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia.

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

GE Equity headquarters are in Stamford, Connecticut.

SPECIALTY INSURANCE

In addition to GE Global Insurance Holdings (discussed above), GECS' principal specialty insurance businesses are as follows.

Financial Guaranty Insurance Company

FGIC Holdings ("FGIC"), through its subsidiary, Financial Guaranty Insurance Company ("Financial Guaranty"), is an insurer of municipal bonds, including new issues, bonds traded in the secondary market and bonds held in unit investment trusts and mutual funds. Financial Guaranty also guarantees certain taxable structured debt. The in force guaranteed principal, after reinsurance, amounted to approximately $174 billion at December 31, 2001. Approximately 84% of the business written by Financial Guaranty is municipal bond insurance.

FGIC subsidiaries provide a variety of services to state and local governments and agencies, liquidity facilities in variable-rate transactions, municipal investment products and other services.

The municipal bond insurance business is fairly mature. This environment requires FGIC to place increasing emphasis on strategies that differentiate its offerings. Additionally, the stable nature of the industry continues to attract interest from potential new competitors, such as multi-line insurance companies. Important factors to continued success include maintaining strong capitalization, superior customer service and competitive pricing.

FGIC headquarters are in New York, New York.

Mortgage Insurance

GE Capital Mortgage Insurance ("Mortgage Insurance") helps families become homeowners by smoothing the way for customers to obtain low-down-payment mortgages while protecting lenders and investors against the risks of default. It enables more than a quarter million families per year to obtain low-down-payment mortgages and now has a no-down-payment product as well. Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance in the United States, United Kingdom, Canada and Australia. At December 31, 2001, Mortgage Insurance was the mortgage insurance carrier for over 1.9 million residential homes, with total insurance in force aggregating approximately $184 billion and total risk in force aggregating approximately $80 billion. When a valid claim is received, Mortgage Insurance either pays up to a guaranteed percentage based on the specified coverage, or pays the mortgage and delinquent interest, taking title to the property and arranging for its sale.

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

Mortgage Insurance headquarters are in Raleigh, North Carolina.

OTHER

Wards

All other consists primarily of Montgomery Ward, LLC ("Wards") from August 2, 1999, when GECS acquired control of the retailer upon its emergence from bankruptcy reorganization, to December 28, 2000, when Wards again filed for bankruptcy protection. The retailer is substantially liquidated.

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

The businesses in which the Corporation engages are highly competitive. The Corporation is subject to competition from various types of financial institutions, including banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.

BUSINESS AND ECONOMIC CONDITIONS

The Corporation's businesses are generally affected by general business and economic conditions in countries in which the Corporation conducts business. When overall economic conditions deteriorate in those countries, there generally are adverse effects on the Corporation's operations, although those effects are dynamic and complex. For example, a downturn in employment or economic growth in a particular national or regional economy will generally increase the pressure on customers, which generally will result in deterioration of repayment patterns and a reduction in the value of collateral. However, in such a downturn, demand for loans and other products and services offered by the Corporation may actually increase. Interest rates, another macro-economic factor, are important to the Corporation's businesses. In the lending and leasing businesses, higher real interest rates increase the Corporation's cost to borrow funds, but also provide higher levels of return on new investments. For the Corporation's operations that are less directly linked to interest rates, such as the insurance operations, rate changes generally affect returns on investment portfolios.

FORWARD LOOKING STATEMENTS

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

Item 2.  Properties.

GE Capital Services and its subsidiaries conduct their businesses from various facilities, most of which are leased. The locations of the Corporation's primary facilities are described in Item 1. Business.

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

                                                                  Year ended December 31
                                            ----------------------------------------------------------------------
 (In millions)                                  2001           2000          1999          1998          1997
                                            ----------------------------------------------------------------------
 Revenues ..................................$    58,353   $    66,177    $   55,749     $   48,694   $    39,931

 Earnings before accounting changes.........      5,586         5,192         4,443          3,796         3,256
 Cumulative effect of accounting changes....       (169)            -             -              -             -

 Net earnings...............................      5,417         5,192         4,443          3,796         3,256


 Return on common equity (a) ...............      21.84%        24.05%        23.74%         23.46%        22.59%
 Ratio of earnings to fixed charges ........       1.62          1.61          1.62           1.55          1.56
 GECC ratio of earnings to fixed charges ...       1.72          1.52          1.60           1.50          1.48
 GECC ratio of debt to equity ..............       7.31          7.53          8.44           7.86          7.45

 Financing receivables - net ...............$   174,032   $   143,299   $   134,215    $   118,606   $   101,133

 Total assets...............................    425,484       370,636       345,018        303,297       255,408

 Short-term borrowings .....................    160,844       123,992       129,259        113,162        95,274
 Long-term senior notes ....................     77,920        80,383        69,770         58,042        44,993
 Long-term subordinated notes ..............      1,171           996           996            996           996
 Minority interest .........................      4,267         3,968         4,391          3,459         3,113
 Share owners' equity ......................     28,590        23,022        20,321         19,727        17,239

 Insurance premiums written for the year ...     15,843        16,461        13,624         11,865         9,396
                                            ----------------------------------------------------------------------

(a) Common equity excludes unrealized gains and losses on investment securities and derivatives qualifying as hedges, net of tax. Return on common equity is calculated using earnings that are adjusted for preferred stock dividend and common equity excludes preferred stock.

Item 7.  Management's Discussion and Analysis of Results of Operations.

Overview

The Corporation's earnings before accounting changes were $5,586 million in 2001, up 8% from $5,192 million in 2000, with strong double-digit earnings growth in three of the five operating segments. Net earnings in 2000 increased 17% from 1999. Earnings growth throughout the three-year period resulted from origination volume and asset growth, productivity and acquisitions of businesses and portfolios. Principal factors in the 2001 increase were strong productivity ($0.7 billion) and lower taxes ($0.5 billion) partially offset by GE Global Insurance Holdings ($0.5 billion) and lower realized gains on financial instruments. Excluding effects of Paine Webber Group, Inc. (PaineWebber) in 2000 and Americom in 2001, both of which are discussed below, such pre-tax gains were lower in 2001 by $0.5 billion ($0.3 billion after tax). Pre-tax gains on sales of investment securities declined in 2001 by $0.5 billion, of which $0.4 billion related to GE Equity; other GE Equity gains were $0.8 billion lower; while gains on securitizations were up $0.8 billion from 2000.

On November 9, 2001, GECS exchanged the stock of Americom and other related assets and liabilities for a combination of cash and stock in SES Global, a leading satellite company. The transaction resulted in a gain of $1,158 million ($642 million after tax).

On December 28, 2000, Montgomery Ward, LLC (Wards), formerly a GECS subsidiary, filed for bankruptcy protection and began liquidation proceedings. Net earnings for the year 2000 included operating losses from Wards amounting to $245 million as well as a charge, primarily to other costs and expenses, for $815 million ($537 million after tax) to recognize additional associated losses.

Operating Results

Total Revenues decreased 12% to $58.4 billion in 2001, following a 19% increase to $66.2 billion in 2000. The three principal reasons for the decrease in revenues in 2001 compared with 2000 were: the deconsolidation of Wards and resulting absence of sales in 2001 ($3.2 billion); the effects of rationalization of operations and market conditions at IT Solutions ($2.9 billion); and reduced surrender fees compared with 2000 ($1.2 billion) associated with the planned run-off of restructured insurance policies of Toho Mutual Life Insurance Company (Toho) at GE Financial Assurance (GEFA). The increase in 2000 reflected post-acquisition revenues from acquired businesses ($6.5 billion) as well as volume growth ($2.5 billion). Revenues in 2000 also included the gain from sale of common stock of PaineWebber ($1.4 billion). Additional information about other revenue items is provided in the analysis of GECS operating segments beginning on page 15.

Interest expense on borrowings in 2001 was $10.6 billion, compared with $11.1 billion in 2000 and $9.4 billion in 1999. The change in both years reflected the effects of both interest rates and the average level of borrowings used to finance asset growth. The average composite effective interest rate was 5.11% in 2001, compared with 5.89% in 2000 and 5.14% in 1999. In 2001, average assets of $386.6 billion were 7% higher than in 2000, which in turn were 13% higher than in 1999. See page 20 for a discussion of interest rate risk management.

Operating and administrative expenses were $16.4 billion, $19.5 billion and $16.3 billion in 2001, 2000 and 1999, respectively. Changes over the three-year period were largely the result of acquisitions and unusual charges, which were more than offset in 2001 by productivity at Consumer Services and Equipment Management. Costs and expenses in 2001 included $0.4 billion of costs in businesses that were acquired after January 1, 2001, as well as $0.3 billion of costs discussed in the analysis of the All Other operating segment. Similarly, 2000 included $2.3 billion of costs in businesses that were acquired after January 1, 2000; charges for costs associated with Wards amounting to $0.8 billion, as discussed previously; and $0.5 billion of costs to rationalize certain operations discussed in the analysis of the All Other operating segment.

Insurance losses and policyholder and annuity benefits increased to $15.1 billion in 2001, compared with $14.4 billion in 2000 and $11.0 billion in 1999. This increase reflected effects of growth in premium volume and business acquisitions at GEFA throughout the period, and costs discussed in the analysis of the Specialty Insurance and All Other operating segments, partially offset by the planned run-off of restructured insurance policies at Toho.

Cost of goods sold declined to $3.3 billion in 2001, compared with $8.5 billion in 2000 and $8.0 billion in 1999, reflecting volume declines at IT Solutions and the deconsolidation of Wards on December 28, 2000, when Wards commenced liquidation proceedings. The increase in 2000 primarily reflected the consolidation of Wards from August 2, 1999, through December 28, 2000.

Provision for losses on financing receivables was $2.5 billion in 2001, compared with $2.0 billion in 2000 and $1.7 billion in 1999. These provisions principally related to private-label credit cards, bank credit cards, personal loans and auto loans and leases as well as commercial, industrial, and equipment loans and leases, all of which are discussed on page 18 under Portfolio Quality. The provisions throughout the three-year period reflected higher average receivable balances, changes in the mix of business, and the effects of delinquency rates - higher during 2001 and lower during 2000 - consistent with industry experience.

Depreciation and amortization of buildings and equipment and equipment on operating leases increased 4% to $3.5 billion in 2001, compared with $3.3 billion in 2000, a 4% increase over 1999. The increase in both years was primarily the result of higher levels of short-lived equipment on operating leases, primarily reflecting acquisitions of vehicles and aircraft.

Provision for income taxes was $1.4 billion in 2001 (an effective tax rate of 19.8%), compared with $1.9 billion in 2000 (an effective tax rate of 26.9%) and $1.7 billion in 1999 (an effective tax rate of 27.1%). The 2001 effective tax rate reflects the effects of continuing globalization, certain transactions (see note 15), and the effect of a pre-tax  charge related to the events of September
11. The pre-tax charge related to September 11 amounted to approximately $600 million, principally at Specialty Insurance, and reduced the Corporation's effective tax rate by one percentage point. Management expects that trends in the Corporation's businesses, particularly the continuing impact of globalization, are likely to result in an effective tax rate for the Corporation in 2002 that will be lower than the 2000 and 1999 rates, but higher than the 2001 rate.

Financing spreads - Over the last three years, market interest rates have been more volatile than GECS average composite effective interest rates, principally because of the mix of effectively fixed-rate borrowings in the GECS financing structure. GECS portfolio of fixed and floating-rate financial products has behaved similarly over that period. Consequently, financing spreads have remained relatively flat over the three-year period.

Operating Segments

Revenues and earnings before accounting changes of the Corporation, by operating segment, for the past three years are summarized and discussed as follows. For additional information, see note 16 to the consolidated financial statements.

Consolidated


    (In millions)                                             2001                  2000                  1999
                                                      -------------------    -------------------    ------------------
    Revenues
    Consumer Services.............................    $         23,574       $         23,893       $         18,705
    Equipment Management..........................              12,542                 14,747                 15,383
    Mid-Market Financing..........................               8,659                  7,026                  5,929
    Specialized Financing.........................               2,930                  4,105                  3,308
    Specialty Insurance...........................              11,064                 11,878                 10,643
    All other.....................................                (416)                 4,528                  1,781
                                                      -------------------    -------------------    ------------------
      Total revenues..............................    $         58,353       $         66,177       $         55,749
                                                      ===================    ===================    ==================
    Net earnings
    Consumer Services.............................    $          2,319       $          1,671       $          1,140
    Equipment Management..........................               1,607                    833                    683
    Mid-Market Financing..........................               1,280                  1,010                    822
    Specialized Financing.........................                 557                  1,223                  1,019
    Specialty Insurance...........................                 522                    879                  1,167
    All other.....................................                (699)                  (424)                  (388)
                                                      -------------------    -------------------    ------------------
    Total earnings before accounting changes......               5,586                  5,192                  4,443

    Cumulative effect of accounting changes.......                (169)                     -                      -
                                                      -------------------    -------------------    ------------------
      Net earnings................................    $          5,417       $          5,192       $          4,443
                                                      ===================    ===================    ==================

Following is a discussion of revenues and earnings before accounting changes from operating segments. For purposes of this discussion, earnings before accounting changes is referred to as net earnings.

Consumer Services

    (In millions)                                            2001                  2000                  1999
                                                     -------------------    -------------------    ------------------
    Revenues
    Global Consumer Finance......................    $           5,282      $           5,138      $           4,839
    GE Financial Assurance.......................               13,565                 13,669                  9,604
    GE Card Services.............................                3,947                  3,891                  2,478
    Other Consumer Services......................                  780                  1,195                  1,784
                                                     -------------------    -------------------    ------------------
      Total revenues.............................    $          23,574      $          23,893      $          18,705
                                                     ===================    ===================    ==================
    Net earnings (a)
    Global Consumer Finance......................    $             903      $             710      $             580
    GE Financial Assurance.......................                  687                    564                    411
    GE Card Services.............................                  654                    495                    196
    Other Consumer Services......................                   75                    (98)                   (47)
                                                     -------------------    -------------------    ------------------
      Net earnings...............................    $           2,319      $           1,671      $           1,140
                                                     ===================    ===================    ==================

     (a)  Charges  of  $196   million  and  $107   million  in  2001  and  2000,
          respectively, were not allocated to this segment and are included in the All Other operating segment.

Consumer Services revenues declined 1% in 2001, following a 28% increase in 2000. Overall, the revenue performance in both years reflected the post-acquisition revenues from acquired businesses and volume growth at GEFA, Global Consumer Finance and Card Services which were offset by decreases at Auto Financial Services and Mortgage Services, which both stopped accepting new business in 2000 (included in Other Consumer Services) and, in 2001, a decrease in surrender fee income at GEFA associated with the planned run-off of restructured insurance policies at Toho. Net earnings increased 39% in 2001 and 47% in 2000. The increase in 2001 reflected productivity benefits at Global Consumer Finance and GEFA, volume growth at Card Services and reduced residual losses at Auto Financial Services. The increase in net earnings in 2000 resulted from acquisition and volume growth at Card Services, GEFA, and Global Consumer Finance, partially offset by losses at Mortgage Services.

Equipment Management

    (In millions)                                            2001                   2000                  1999
                                                      -------------------    -------------------    ------------------
    Revenues
    Aviation Services (GECAS).....................    $          2,173       $          1,962       $          1,551
    Americom......................................               1,698                    594                    463
    IT Solutions..................................               4,180                  7,073                  8,380
    Other Equipment Management....................               4,491                  5,118                  4,989
                                                      -------------------    -------------------    ------------------
         Total revenues...........................    $         12,542       $         14,747       $         15,383
                                                      ===================    ===================    ==================
    Net earnings (a)
    Aviation Services (GECAS).....................    $            470       $            474       $            280
    Americom......................................                 896                    195                    150
    IT Solutions..................................                  11                   (197)                   (66)
    Other Equipment Management....................                 230                    361                    319
                                                      -------------------    -------------------    ------------------
         Net earnings.............................    $          1,607       $            833       $            683
                                                      ===================    ===================    ==================

     (a)  Charges  of  $135   million  and  $191   million  in  2001  and  2000,
          respectively, were not allocated to this segment and are included in the All Other operating segment.

Equipment Management revenues decreased 15% in 2001 following a 4% decline in 2000. The decrease in both years was primarily attributable to effects of rationalization of operations and market conditions on revenues at IT Solutions, partially offset by the gain on the disposition of Americom in 2001, and volume growth at GECAS in both years. Other Equipment Management revenues decreased in 2001, primarily as a result of lower volume across all of the remaining businesses. Net earnings increased 93% in 2001 and 22% in 2000, reflecting the Americom gain and productivity benefits at IT Solutions in 2001 and volume growth at GECAS in 2000. The decrease in Other Equipment Management net earnings in 2001 primarily reflected lower results at Transport International Pool and GE Capital Modular Space.

Mid-Market Financing

    (In millions)                                          2001                   2000                  1999
                                                    -------------------    -------------------    ------------------
    Revenues
    Commercial Equipment Financing..............    $          4,515       $          3,610       $          3,180
    Commercial Finance..........................               1,695                  1,543                  1,295
    Vendor Financial Services...................               2,095                  1,791                  1,372
    Other Mid-Market Financing..................                 354                     82                     82
                                                    -------------------    -------------------    ------------------
         Total revenues.........................    $          8,659       $          7,026       $          5,929
                                                    ===================    ===================    ==================
    Net earnings (a)
    Commercial Equipment Financing..............    $            592       $            496       $            396
    Commercial Finance..........................                 364                    280                    225
    Vendor Financial Services...................                 287                    241                    200
    Other Mid-Market Financing..................                  37                     (7)                     1
                                                    -------------------    -------------------    ------------------
         Net earnings...........................    $          1,280       $          1,010       $            822
                                                    ===================    ===================    ==================

     (a) Charges of $52 million in 2001 were not allocated to this segment and are included in the All Other operating segment.

Mid-Market Financing revenues increased 23% in 2001, following a 19% increase in 2000, resulting from acquisition and volume growth at Commercial Equipment Financing, Vendor Financial Services and Commercial Finance, including the acquisition of Heller Financial on October 24, 2001, (included in Other Mid-Market Financing), and increased gains on securitizations of financial assets. The increase in revenues in 2000 primarily reflected asset growth from originations across all major businesses. Net earnings increased 27% in 2001 and 23% in 2000. Growth in net earnings in 2001 reflected securitization gains and asset growth from acquisitions across all major businesses. In 2000, improvements in net earnings resulted from favorable tax effects and asset growth from originations.

Specialized Financing

    (In millions)                                            2001                   2000                  1999
                                                      -------------------    -------------------    ------------------
    Revenues
    Real Estate...................................    $          1,919       $          1,977       $          1,582
    Structured Finance Group......................               1,093                    999                    812
    GE Equity.....................................                (126)                 1,079                    863
    Other Specialized Financing...................                  44                     50                     51
                                                      -------------------    -------------------    ------------------
         Total revenues...........................    $          2,930       $          4,105       $          3,308
                                                      ===================    ===================    ==================
    Net earnings (a)
    Real Estate...................................    $            486       $            371       $            300
    Structured Finance Group......................                 385                    344                    270
    GE Equity.....................................                (270)                   525                    416
    Other Specialized Financing...................                 (44)                   (17)                    33
                                                      -------------------    -------------------    ------------------
         Net earnings.............................    $            557       $          1,223       $          1,019
                                                      ===================    ===================    ==================

     (a)  Charges  of  $103   million   and  $49   million  in  2001  and  2000,
          respectively, were not allocated to this segment and are included in the All Other operating segment.

Specialized Financing revenues declined 29%, following a 24% increase in 2000, and net earnings declined 54% in 2001 following a 20% increase in 2000. The decrease in revenues and net earnings in 2001 were a result of reduced asset gains at GE Equity, partially offset by profitable origination growth at Structured Finance Group and higher asset gains and productivity benefits at Real Estate. Revenues and net earnings growth in 2000 were principally the result of origination growth across all businesses and a particularly high level of gains on equity investment sales at GE Equity.

Specialty Insurance

                                                             2001                   2000                  1999
    (In millions)                                     -------------------    -------------------    ------------------
    Revenues
    Mortgage Insurance............................    $          1,029       $            973       $            936
    GE Global Insurance Holdings..................               9,453                 10,223                  9,013
    Other Specialty Insurance.....................                 582                    682                    694
                                                      -------------------    -------------------    ------------------
         Total revenues...........................    $         11,064       $         11,878       $         10,643
                                                      ===================    ===================    ==================
    Net earnings (a)
    Mortgage Insurance............................    $            395       $            366       $            340
    GE Global Insurance Holdings..................                 (47)                   413                    625
    Other Specialty Insurance.....................                 174                    100                    202
                                                      -------------------    -------------------    ------------------
         Net earnings.............................    $            522       $            879       $          1,167
                                                      ===================    ===================    ==================

     (a) Charges of $170 million in 2001 were not allocated to this segment and are included in the All Other operating segment.

Specialty Insurance revenues decreased 7% in 2001, following a 12% increase in 2000, as a result of reduced net premiums earned at GE Global Insurance Holdings (the parent of Employers Reinsurance Corporation), reflecting the events of September 11 as discussed below, and decreased investment income, partially offset by increased premium income associated with origination volume. The increase in 2000 resulted from premium growth and increased investment income, as higher interest income more than offset a decrease in net realized investment gains at GE Global Insurance Holdings. Net pre-tax realized investment gains in the marketable equity and debt securities portfolios amounted to $572 million, $639 million and $811 million in 2001, 2000 and 1999, respectively. Remaining available gains in the portfolios at December 31, 2001, amounted to $509 million before tax.

Net earnings decreased 41% and 25% in 2001 and 2000, respectively, reflecting GE Global Insurance Holdings underwriting results. Net earnings in 2001 were adversely affected by approximately $575 million ($386 million after tax) related to the insurance losses arising from the events of September 11. This amount, which primarily resulted from contingent premium payment provisions contained in certain retrocession agreements, comprises $698 million recorded as a reduction in net premiums earned, and $78 million reflecting policyholder losses, partially offset by $201 million reflecting a reduction in insurance acquisition costs. Historical experience related to large catastrophic events has shown that a broad range of total insurance industry loss estimates often exists following such an event and it is not unusual for there to be significant subsequent revisions in such estimates. $575 million is management's best estimate of its existing net liability based on the information currently available, and is net of estimated recoveries under retrocession arrangements, under which a portion of losses is routinely ceded to other reinsurance entities. Substantially all of GECS retrocessionaires are large, highly rated reinsurance entities. At this time, management does not anticipate that any significant portion of its estimated recoveries will be uncollectible.

Net earnings in 2001 and 2000 were also adversely affected by the continued deterioration of underwriting results, reflecting higher property and casualty-related losses (principally as a result of adverse development relating to prior-year loss events) and the continued effects of low premiums in the property and casualty insurance/reinsurance industry. As GE Global Insurance Holdings underwriting results in 2001 and 2000, typical of the global property and casualty industry, were realized, management began underwriting initiatives that increased premium prices for given levels of coverage. These initiatives resulted in management reconsidering and clarifying the product lines, policies, contracts and specific customers for which, given the risk, acceptable future levels of profit seem achievable. For these businesses, GECS has sought to retain or even expand its business. On the other hand, management has identified particular property and casualty business channels from which returns do not appear to justify the risks. For these channels, new business will be significantly curtailed or exited.

The majority of the adverse development in 2001, and to a lesser extent in 2000, related to higher projected ultimate losses for liability coverages, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial and public entity general liability lines of business. The increase in 2000 also reflected an increase in industry-wide loss estimates related to certain large property loss events, with the largest impact resulting from the European windstorms occurring in late 1999. The adverse development of GE Global Insurance Holdings for both years was partially mitigated by favorable experience in the Mortgage Insurance business, which resulted from favorable economic conditions, improvement in certain real estate markets and loss mitigation efforts.

All Other

    (In millions)                                  2001                    2000                    1999
                                            --------------------     -----------------     --------------------
    Total revenues......................    $          (416)         $      4,528          $         1,781
                                            ====================     =================     ====================
    Total net earnings..................    $          (699)         $       (424)         $          (388)
                                            ====================     =================     ====================

All Other includes results of operations of businesses other than those in the five operating segments as well as charges management has not allocated to those segments. In 2001, $436 million of charges, principally for asset write-downs, resulted in a negative total for this category. Revenues in 2000 included the results of Wards through December 28, 2000; a pre-tax gain of $1,366 million from sale of the Corporation's investment in common stock of PaineWebber; and charges of $238 million, principally for asset write-downs. The net loss of $699 million for 2001 included after-tax costs of $656 million in certain unprofitable insurance and financing product lines that are being exited; in disposing of and providing for disposition of several nonstrategic investments and other assets; and in restructuring various global operations. These costs included asset write-downs totaling $285 million. The net loss of $424 million for 2000 comprised the PaineWebber gain of $848 million; charges of $537 million related to Wards; strategic rationalization costs of $347 million related to other operating segments, primarily for asset write-downs, employee severance and lease terminations; and operating losses from Wards of $245 million.

Portfolio Quality

Financing Receivables is the largest category of assets for GECS and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $178.8 billion at the end of 2001 from $147.3 billion at the end of 2000, as discussed in the following paragraphs. The related allowance for losses at the end of 2001 amounted to $4.8 billion ($4.0 billion at the end of 2000), representing management's best estimate of probable losses inherent in the portfolio.

A discussion of the quality of certain elements of the financing receivables portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $52.3 billion at year-end 2001, an increase of $3.5 billion from year-end 2000. Credit card and personal receivables increased $7.0 billion, primarily from increased origination and acquisition growth, partially offset by sales and securitizations and the net effects of foreign currency translation. Auto receivables decreased $3.5 billion, primarily as a result of the run-off of the liquidating Auto Financial Services portfolio. Nonearning consumer receivables at year-end 2001 were $1.5 billion, about 2.9% of outstandings, compared with $1.1 billion, about 2.3% of outstandings at year-end 2000. Write-offs of consumer receivables increased to $1.7 billion from $1.3 billion for 2000, reflecting the maturing of private label credit card portfolios and higher personal bankruptcies on credit card loan portfolios in Japan. Consistent with industry trends, consumer delinquency rates increased during 2001.

Other financing receivables, which totaled $126.5 billion at December 31, 2001, consisted of a diverse commercial, industrial and equipment loan and lease portfolio. This portfolio increased $28.0 billion during 2001, reflecting increased acquisition and origination growth, partially offset by sales and securitizations. Related nonearning and reduced-earning receivables were $1.7 billion, about 1.4% of outstandings at year-end 2001, compared with $0.9 billion, about 1.0% of outstandings at year-end 2000, reflecting several large bankruptcies and the current economic environment. These receivables are backed by assets and are covered by reserves for probable losses.

The Corporation's loans and leases to commercial airlines amounted to $21.5 billion at the end of 2001, up from $15.3 billion at the end of 2000. The Corporation's commercial aircraft positions also included financial guarantees, funding commitments, credit and liquidity support agreements and aircraft orders as discussed in note 6.

International Operations

The Corporation's international operations include its operations located outside the United States and certain of its operations that cannot be meaningfully associated with specific geographic areas (for example, commercial aircraft). The Corporation's international revenues were $23.1 billion in 2001, a decrease of 12% from $26.3 billion in 2000.

Revenues in the Pacific Basin decreased 19% in 2001, as 2000 revenues included surrender fee income at GEFA from the planned run-off of restructured insurance policies of Toho. Revenues in Europe decreased 12% in 2001 as acquisition and core growth at Global Consumer Finance were more than offset by reduced premiums earned, associated with a combination of lower origination volume and increased ceded premiums as a result of the events of September 11 at GE Global Insurance Holdings, and reduced revenue associated with the rationalization of certain operations at IT Solutions. International assets grew 16%, from $139 billion at year-end 2000 to $162 billion at the end of 2001. The increase in 2001 primarily reflected growth in GECS asset base. GECS assets increased 23% in Europe, reflecting a mix of origination and acquisition growth. GECS also achieved significant asset growth at GECAS.

The Corporation's activities span all global regions and primarily encompass leasing of aircraft and providing certain financial services within these regional economies. As such, when certain countries or regions such as the Pacific Basin and Latin America experience currency and/or economic stress, the Corporation may have increased exposure to certain risks but also may have new profit opportunities. Potential increased risks include, among other things, higher receivables delinquencies and bad debts, delays or cancellation of sales and orders principally related to aircraft, higher local currency financing costs and a slowdown in established financial services activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Financial results reported in U.S. dollars are affected by currency exchange. A number of techniques are used to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Principal currencies are the euro, the Japanese yen and the Canadian dollar. The Corporation's operations in Europe are all euro-capable as of January 1, 2002.

Capital Resources and Liquidity

Statement of Financial Position

Investment securities for each of the past two years comprised mainly investment-grade debt securities held by GE Financial Assurance and the specialty insurance businesses of GECS in support of obligations to annuitants and policyholders. Investment securities were $100.1 billion in 2001, compared with $90.3 billion in 2000. The increase of $9.8 billion resulted from investment of premiums received, reinvestment of investment income, and the addition of securities from acquired companies, partially offset by sales and maturities as well as decreases in the fair value of certain debt and equity securities. A breakdown of the investment securities portfolio is provided in note 2 to the consolidated financial statements.

Inventories were $270 million and $666 million at December 31, 2001 and 2000, respectively. The decrease in 2001 primarily reflected the rationalization of certain operations at IT Solutions, as well as improved inventory management.

Financing receivables were $174.0 billion at year-end 2001, net of allowance for losses, up $30.7 billion over 2000. These receivables are discussed in the Portfolio Quality section and in notes 3 and 4 to the consolidated financial statements.

Insurance receivables were $27.3 billion at year-end 2001, an increase of $3.5 billion that was primarily attributable to increased recoveries under existing retrocession agreements and core growth, partially offset by the planned run-off of assets at Toho (see note 5).

Other receivables totaled $13.3 billion at both December 31, 2001 and 2000, and consists primarily of nonfinancing customer receivables, accrued investment income, amounts due from GE (generally related to certain trade payable programs), amounts due under operating leases, receivables due on sales of securities and various sundry items.

Equipment on operating leases was $27.3 billion at December 31, 2001, up $3.2 billion from 2000. Details by category of investment can be found in note 6 to the consolidated financial statements. Additions to equipment on operating leases were $12.6 billion during 2001 ($11.4 billion during 2000), primarily reflecting acquisitions of transportation equipment.

Intangible assets were $18.7 billion at year-end 2001, up from $15.0 billion at year-end 2000. The $3.7 billion increase in intangible assets related primarily to goodwill and other intangibles associated with acquisitions, the largest of which was the acquisition of Heller Financial, partially offset by amortization.

Other assets totaled $55.1 billion at year-end 2001, compared with $50.4 billion at the end of 2000. The $4.7 billion increase was principally attributed to additional investments in real estate and associated companies, the recognition of all derivatives at fair value in accordance with SFAS 133, and increases in deferred insurance acquisition costs, partially offset by decreases in "separate accounts" (see note 9).

Borrowings were $239.9 billion at December 31, 2001, of which $160.8 billion is due in 2002 and $79.1 billion is due in subsequent years. Comparable amounts at the end of 2000 were $205.4 billion in total, $124.0 billion due within one year and $81.4 billion due thereafter. The Corporation's composite interest rates are discussed in the Interest Expense section of Operating Results. A large portion of the Corporation's borrowings ($117.5 billion and $94.5 billion at the end of 2001 and 2000, respectively) was issued in active commercial paper markets that management believes will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital commercial paper were 46 days and 2.37% at the end of 2001, compared with 45 days and 6.43% at the end of 2000. The GE Capital ratio of debt to equity was 7.31 to 1 at the end of 2001 and 7.53 to 1 at the end of 2000.

Insurance liabilities, reserves and annuity benefits were $114.2 billion, $8.1 billion higher than in 2000. The increase was primarily attributable to the addition of reserves associated with the events of September 11, and growth in deferred annuities and guaranteed investment contracts, partially offset by the planned run-off of policyholder contracts at Toho and decreases in separate accounts. For additional information on these liabilities, see note 11.

Interest  Rate and Currency  Risk  Management.

Interest rate and currency risk management is important in the normal business activities of the Corporation. Derivative financial instruments are used by the Corporation to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates and currency exchange rates. As a matter of policy, the Corporation does not engage in derivatives trading, derivatives market-making, or other speculative activities. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in notes 1, 10 and 20 to the consolidated financial statements.

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

One example of the risks to which the Corporation is exposed is prepayment risk in certain of its business activities, such as in its mortgage servicing activities. The Corporation uses interest rate swaps, purchased options and futures as an economic hedge of the fair value of mortgage servicing rights. These swaps, futures and option-based instruments are governed by the credit risk policies described below and are transacted in either exchange-traded or over-the-counter markets.

Established practices require that derivative financial instruments relate to specific asset, liability or equity transactions or to currency exposures. Substantially all treasury actions are centrally executed by the Corporation's Treasury Department, which maintains controls on all exposures, adheres to stringent counterparty credit standards and actively monitors marketplace exposures.

Counterparty credit risk is managed on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts due to the Corporation, typically as a result of changes in market conditions (see table below), no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

As part of its ongoing activities, the Corporation enters into swaps that are integrated into investments in or loans to particular customers. Such integrated swaps not involving assumption of third-party credit risk are evaluated and monitored like their associated investments or loans and are not therefore subject to the same credit criteria that would apply to a stand-alone position. Except for such positions, all other swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Foreign exchange forwards with contractual maturities shorter than one year must be executed with counterparties having an A-1+/ P-1 credit rating and the credit limit for these transactions is $150 million.

Counterparty credit criteria                             Credit Rating
                                               ---------------------------------
                                                                   Standard &
                                                    Moody's          Poor's
                                               ----------------   --------------
         Term of transaction
           Between one and five years ........        Aa3              AA-
           Greater than five years ...........        Aaa              AAA
         Credit exposure limits
           Up to $50 million .................        Aa3              AA-
           Up to $75 million .................        Aaa              AAA

The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 2001, the notional amount of long-term derivatives for which the counterparty was rated below Aa3/AA- was $1.5 billion. These amounts are primarily the result of (1) counterparty downgrades, (2) transactions executed prior to the adoption of the Corporation's current counterparty credit standards, and (3) transactions relating to acquired assets or businesses.

Following is an analysis of credit risk exposures for the last three years.

    Percentage of Notional Derivative Exposure by Counterparty Credit Rating
-------------------------------------------------------------------------------
 Moody's/Standard & Poor's          2001           2000             1999
-----------------------------  ---------------  --------------   --------------
 Aaa/AAA ....................       70%              63%             59%
 Aa/AA ......................       29%              36%             38%
 A/A and below ..............        1%               1%              3%

The interplay of the Corporation's credit risk policy with its funding activities is seen in the following example, in which the Corporation is assumed to have been offered three alternatives for funding five-year fixed rate U.S. dollar assets with five-year fixed rate U.S. dollar debt.

                                                                Spread over U.S. Treasuries
                                                                      in basis points                 Counterparty
                                                               ------------------------------   -------------------------
(a)    Fixed rate five-year medium-term note ................                +75                            -

(b)    U.S. dollar commercial paper swapped into five-year
       U.S. dollar fixed rate funding .......................                +60                            A

(c)    Swiss franc fixed rate debt swapped into five-year
       U.S. dollar fixed rate funding .......................                +73                            B

Counterparty A is a major brokerage house with an Aaa/AAA rated swap subsidiary and a current exposure in terms of amounts due to the Corporation of $39 million. Counterparty B is an Aa2/AA rated insurance company with a current exposure of $50 million.

In this hypothetical case, the Corporation would have chosen alternative (a) or alternative (b), depending on the ratio of commercial paper outstanding to total debt outstanding. Alternative (c) would not have been chosen as the additional credit risk of Counterparty B would have exceeded the Corporation's risk management limits.

The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest rates and currency exchange. Although the rules offer alternatives for presenting this information, none of the alternatives is without limitations. The following discussion is based on so-called "shock-tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for changes in interest rates and currency exchange rates may have some limited use as benchmarks, they should not be viewed as forecasts.

- One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, with all else constant, it is estimated that such an increase, including repricing effects in the securities portfolio, would reduce the 2002 net earnings of the Corporation based on year-end 2001 positions by approximately $189 million. Based on positions at year-end 2000, the pro forma effect on 2001 net earnings of such an increase in interest rates was estimated to be a decrease of approximately $124 million.

- The geographic distribution of the Corporation's operations is diverse. One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. Year-end 2001 consolidated currency exposures, including financial instruments designated and effective as hedges, were analyzed to identify Corporation assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, management estimated at year-end 2001 that such a decrease would have an insignificant effect on 2002 earnings of the Corporation.

Statement of Changes in Share Owners' Equity

Share owners' equity increased $5,568 million to $28,590 million at year-end 2001. The increase was largely attributable to net earnings during the period of $5,417 million and capital contributions of $3,237 million, partially offset by dividends of $1,961 million.

Currency translation adjustments increased equity by $117 million in 2001. Changes in the currency translation adjustment reflect the effects of changes in currency exchange rates on the Corporation's net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of.

Adoption of SFAS 133 in 2001 reduced equity by $890 million, including $849 million at the date of adoption. Further information about this accounting change is provided in note 1.

Statement of Cash Flows

The Corporation's cash and equivalents aggregated $7.3 billion at the end of 2001, up from $6.1 billion at year-end 2000. One of the primary sources of cash for the Corporation is short and long-term borrowings. Over the past three years, the Corporation's borrowings with maturities of 90 days or less have increased by $28.8 billion. New borrowings of $125.2 billion having maturities longer than 90 days were added during those years, while $94.9 billion of such longer-term borrowings were retired. The Corporation also generated $41.7 billion from operating activities, which benefited in 2001 from an increase in insurance liabilities and reserves, net of an increase in reinsurance recoverables, and a decrease from the planned run-off of policyholder contracts at Toho.

The principal use of cash by the Corporation has been investing in assets to grow its businesses. Of the $110.1 billion that the Corporation invested over the past three years, $42.7 billion was used for additions to financing receivables; $37.5 billion was used to invest in new equipment, principally for lease to others; and $22.2 billion was used for acquisitions of new businesses, the largest of which were Heller Financial and Mellon Leasing in 2001 and Japan Leasing and the credit card operations of JC Penney in 1999.

With the financial flexibility that comes with excellent credit ratings, management believes that the Corporation should be well positioned to meet the global needs of its customers for capital and to continue growing its diversified asset base.

Liquidity

The major debt-rating agencies evaluate the financial condition of GE Capital, the major public borrowing entity of GECS. Factors that are important to the ratings of GE Capital include the following: cash generating ability - including cash generated from operating activities; earnings quality - including revenue growth and the breadth and diversity of sources of income; leverage ratios - such as debt to total capital and interest coverage; and asset utilization, including return on assets and asset turnover ratios. Considering those factors, as well as other criteria appropriate to GECS, those major rating agencies continue to give the highest ratings to debt of GE Capital (long-term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

Global commercial paper markets are a primary source of liquidity for the Corporation. GE Capital is the most widely-held name in those markets, with $117.5 billion and $94.5 billion outstanding at the end of 2001 and 2000, respectively. Money markets are extremely robust. In 2001, GE Capital's commercial paper accounted for only 2.4% of activity with maturities of less than one year in the U.S. market, the largest of the global money markets. Management believes that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which management would rely would depend on the nature of such a hypothetical event, but include $33 billion of contractually committed lending agreements with highly-rated global banks, medium and long-term funding, monetization and asset securitization, cash receipts from the Corporation's lending and leasing activities, short-term secured funding on global assets, and asset sales. Strength of commercial paper markets and GE Capital's access to those markets was evidenced on and immediately after September 11, when many financial markets were closed, but GE Capital continued to issue commercial paper without interruption.

Off-balance sheet arrangements are used in the ordinary course of business to achieve improved share owner returns. One of the most common forms of off-balance sheet arrangements is asset securitization. The transactions described below are similar to those used by many financial institutions and are part of an $800 billion annual market for asset-backed commercial paper. The Corporation uses sponsored and third-party entities as well as term execution for securitizations. As part of this program, management considers the relative risks and returns of each alternative and predominantly uses sponsored entities. Management believes these transactions could be readily executed through non-sponsored entities or term securitization at insignificant incremental cost.

In addition to improved share owner returns, special purpose entities serve as funding sources for a variety of diversified lending and securities transactions, transfer selected credit risk and improve cash flows while enhancing the ability to provide a full range of competitive products for customers.

The discussion below and on pages 24 and 25 describes sponsored special purpose entities, and is organized as follows:

     - Structure of sponsored special purpose entities and of transactions that result in gains on sales and removal of assets from the financial statements. This section describes assets in the entities as well as management prohibitions on certain types of activities.

     - Support, both financial and operational, provided for special purpose entities. This section describes the potential risks associated with special purpose entities as well as management's measures to control risk and conclusions about its potential significance.

     - Accounting outlook for these entities. This section briefly discusses the accounting policy deliberations that have been undertaken recently regarding special purpose entities.

Structure. Simply stated, the Corporation is selling high-quality, low-yield financial assets to highly-rated entities that have financed those purchases using low-cost commercial paper. Because the Corporation is the sponsor of these entities and guarantees certain of their positions, management believes that the structures warrant a more complete explanation, as follows.

The first step in the securitization process uses entities that meet the accounting criteria for Qualifying Special Purpose Entities (qualifying entities). Among other criteria, a qualifying entity's activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets. Under generally accepted accounting principles, entities meeting these criteria are not consolidated in the sponsor's financial statements. The Corporation sells selected financial assets to qualifying entities. Examples include the Corporation's financing and credit card receivables. On the whole, the credit quality of such assets is equal to or higher than the credit quality of similar assets owned by the Corporation.

Qualifying entities raise cash by issuing beneficial interests - rights to cash flows from the assets - to other GECS-sponsored special purpose entities that issue highly-rated commercial paper to third-party institutional investors. These entities use commercial paper proceeds to obtain beneficial interests in the financial assets of qualifying entities, as well as financial assets originated by multiple third parties. The Corporation provides credit support for certain of these assets, as well as liquidity support for the commercial paper, as described below. In accordance with its contractual commitments to the entities, the Corporation rigorously underwrites and services the associated assets, both those originated by the Corporation, and those originated by other participants. All of the entities' assets serve as collateral for the commercial paper. These entities are not consolidated in the accompanying financial statements. Support activities include credit reviews at acquisition and ongoing review, billing and collection activities - the same support activities that the Corporation employs for its own financing receivables.

GECS-sponsored special purpose entities are routinely evaluated by the major credit rating agencies, including monthly reviews of key performance indicators and annual reviews of asset quality. Commercial paper issued by these entities has always received the highest available ratings from the major credit rating agencies and at year-end 2001 was rated A-1+/P-1.

The following table summarizes receivables held by special purpose entities.

 (In millions)                                2001                  2000
                                       ----------------    --------------------
 Receivables - secured by
   Equipment (a)...................    $     12,781        $        7,993
   Commercial real estate..........           9,971                 7,445
   Other assets (a)................           7,761                 6,249
 Credit card receivables...........           9,470                 6,170
 Trade receivables (a).............           3,028                 3,138
                                       ----------------    --------------------
      Total receivables............    $     43,011        $       30,995
                                       ================    ====================

(a) GE assets included in the categories above at year-end 2001 and 2000, respectively, are as follows: Equipment - $631 million and $269 million; Other assets - $757 million and $611 million; Trade receivables - $2,396 million and $1,733 million.

Each of the categories of assets shown in the table above represent portfolios of assets that, in addition to being highly rated, are diversified to avoid concentrations of risk. In each of the first three categories, financing receivables are collateralized by a diverse mix of assets. Examples of assets in each category follow: equipment - loans and leases on manufacturing and transportation equipment; commercial real estate - loans on diversified commercial property; other assets - diversified commercial loans; credit card receivables - more than 23 million individual accounts; trade receivables - balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base.

In addition to the activities discussed previously, Financial Guaranty Insurance Company (FGIC), a leader in the municipal bond insurance market, uses special purpose entities that offer municipalities guaranteed investment contracts with interests in high-quality, fixed-maturity, investment grade assets. FGIC actively manages these assets under strict investment criteria and GE Capital also provides certain performance guarantees. Total assets in sponsored FGIC entities amounted to $13.4 billion and $10.2 billion at December 31, 2001 and 2000, respectively.

None of these special purpose entities or qualifying entities is permitted to hold GE stock and there are no commitments or guarantees that provide for the potential issuance of GE stock. These entities do not engage in speculative activities of any description, are not used to hedge GECS positions, and under GE integrity policies, no GE employee is permitted to invest in any sponsored special purpose entity.

Support. Financial support for certain special purpose entities is provided in the following ways.

- Under active liquidity support agreements, the Corporation has agreed to lend to these entities on a secured basis if (a) certain market conditions render the entities unable to issue new debt instruments, or (b) the entity's credit ratings were reduced below specified levels. The maximum amount of such support for commercial paper outstanding was $43.2 billion at December 31, 2001. Under related unused liquidity support agreements, the Corporation has made additional liquidity support commitments of $9.4 billion at December 31, 2001, that would be effective upon addition of qualified assets to the entities.

- Under credit support agreements, the Corporation provides recourse for a maximum of $14.5 billion of credit losses in special purpose entities. $9.1 billion of this support represents full recourse for certain assets; the balance is based on loss-sharing formulas. Assets with credit support are funded by commercial paper that is subject to the liquidity support
     described   above.   Potential  credit  losses  are  provided  for  in  the

     Corporation's financial statements based on management's best estimate of probable losses inherent in the portfolio using the same methodology as for owned assets. The Corporation's allowances for losses amounted to $0.7 billion and $0.6 billion at year-end 2001 and 2000, respectively.

- Performance guarantees relate to letters of credit and liquidity support for guaranteed investment contracts and are subject to a maximum of $3.8 billion at December 31, 2001.

Management has extensive experience in evaluating economic, liquidity and credit risk. In view of this experience, the high quality of assets in these entities, the historically robust quality of commercial paper markets, and the historical reliability of controls applied both to asset servicing and to activities in the credit markets, management believes that, under any reasonable future economic developments, the likelihood is remote that any such arrangements could have a significant effect on the Corporation's operations, cash flows or financial position.

Sales of securitized assets to special purpose entities result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and an allowance for losses. Securitization sales resulted in gains of $1.3 billion and about $0.5 billion in 2001 and 2000, respectively, and are included in time sales, loan and other income.

Accounting outlook. Various generally accepted accounting principles specify the conditions that the Corporation observes in not consolidating special purpose entities and qualifying entities. Accounting for special purpose entities is under review by the Financial Accounting Standards Board, and their non-consolidated status may change as a result of those reviews.

Summary. The special purpose entities described above meet the Corporation's economic objectives for their use while complying with generally accepted accounting principles. In the event that accounting rules change in a way that adversely affects sponsored entities, alternative securitization techniques discussed on page 23 would likely serve as a substitute at insignificant incremental cost.

Principal debt conditions that could automatically result in remedies, such as acceleration of the Corporation's debt, are described below.

- If the short-term credit rating of GE Capital or certain special purpose entities previously discussed were to fall below A-1+/P-1, GE Capital would be required to provide substitute liquidity for those entities or to purchase the outstanding commercial paper. The maximum amount that GE Capital would be required to provide in the event of such a downgrade is $43.2 billion at December 31, 2001.

- If the long-term credit rating of GE Capital or certain special purpose entities previously discussed were to fall below AA-/Aa3, GE Capital would be required to provide substitute credit support or liquidate the special purpose entities. The maximum amount that GE Capital would be required to substitute in the event of such a downgrade is $14.5 billion at December 31, 2001.

- If the long-term credit rating of the Corporation under certain swap, forward and option contracts falls below A-/A3, certain remedies are required as discussed in note 20.

- If GE Capital's ratio of earnings to fixed charges, which was 1.72 to 1 at the end of 2001 deteriorates to 1.10 to 1 or, upon redemption of certain preferred stock, its ratio of debt to equity, which was 7.31 to 1 at the end of 2001 exceeds 8 to 1, GE has committed to contribute capital to GE
     Capital. GE also has guaranteed subordinated debt of GECS with a face amount of $1.0 billion at December 31, 2001, and 2000.

None of these conditions has been met in the Corporation's history, and management believes that under any reasonable future economic developments, the likelihood is remote that any such arrangements could have a significant effect on the Corporation's operations, cash flows or financial position.

Timing of contractual commitments at the Corporation, related to leases and debt, follow.

(In billions)                      2002               2003               2004              2005                2006
                              ---------------     --------------    ---------------    --------------     ---------------
Commercial paper..........    $     117.5         $      -          $      -           $      -           $      -
Other.....................           44.4               26.4              15.2               10.5                6.9

Critical Accounting Policies

High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of the Corporation's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Losses on financing receivables are recognized when they are incurred. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral value, and the present and expected levels of interest rates. The Corporation's exposure to losses on financing receivables at year-end 2001 was approximately $193 billion, including credit support for special purpose entities, against which an allowance for losses of approximately $5.5 billion was provided. An analysis of changes in the allowance for losses is provided on page 18 which discusses financing receivable portfolio quality. While losses depend to a large degree on future economic conditions, management does not forecast significant adverse credit development in 2002. Further information is provided in notes 1, 3 and 4.

Impairment of investment securities results in a charge to operations when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. The Corporation's investment securities amounted to approximately $100 billion at year-end 2001. Gross unrealized gains and losses included in that carrying amount related to debt securities were $1.9 billion and $2.3 billion, respectively. Gross unrealized gains and losses on equity securities were $0.2 billion and $0.4 billion, respectively. Of those securities whose carrying amount exceeds fair value at year-end 2001, and based on application of the Corporation's accounting policy for impairment, approximately $600 million of portfolio value is at risk of being charged to earnings in 2002. The Corporation actively performs comprehensive market research, monitors market conditions and segments its investments by credit risk in order to minimize impairment risks. Further information is provided in notes 1 and 2 and on page 19, which discusses the investment securities portfolio.

Insurance liabilities and reserves differ for short and long-duration insurance contracts. Short-duration contracts such as property and casualty policies are accounted for based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not yet been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Measurement of long-duration insurance liabilities (such as term and whole life insurance policies) also is based on approved actuarial techniques, but necessarily includes assumptions about mortality, lapse rates and future yield on related investments. The Corporation's insurance liabilities, reserves and annuity benefits totaled $114.2 billion at year-end 2001. Of that total, approximately $27.2 billion related to unpaid claims and claims adjustment expenses for short-duration insurance coverage. As discussed on page 18, there has been a recent shift in the source of adverse loss development away from property to liability coverage. Management continually evaluates the potential for changes in loss estimates, both positive and negative, and uses the results of these evaluations both to adjust recorded provisions and to adjust underwriting criteria and product offerings. The potential for further adverse loss development in these areas is highly uncertain. Further information about insurance liabilities is provided in note 11.

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to financial instruments and consolidation policy require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in the Corporation's accounting policies, outcomes cannot be predicted with confidence. Also see note 1, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

New Accounting Standards

Major provisions of new accounting standards that may be significant to the Corporation's financial statements in the future are described in the following paragraphs.

SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, modify the accounting for business combinations, goodwill and identifiable intangible assets. As of January 1, 2002, all goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Management has not yet determined the exact amount of goodwill impairment under these new standards, but believes the non-cash transition charge to earnings will be approximately $1.0 billion and recognized in the first quarter of 2002. Amortization of goodwill will cease as of January 1, 2002, and, thereafter, all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment. The effect of the non-amortization provisions on 2002 operations will be affected by 2002 acquisitions and cannot be forecast, but if these rules had applied to goodwill in 2001, management believes that full-year 2001 net earnings would have increased by approximately $600 million.

SFAS 143, Accounting for Asset Retirement Obligations, requires recognition of the fair value of obligations associated with the retirement of long-lived assets when there is a legal obligation to incur such costs. This amount is accounted for like an additional element of the corresponding asset's cost, and is depreciated over that asset's useful life. SFAS 143 will be effective for the Corporation on January 1, 2003. Management has not yet determined the effect of adopting this standard on the Corporation's financial position and results of operations.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Services, Inc. and consolidated affiliates at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Corporation in 2001 changed its method of accounting for derivative instruments and hedging activities and impairment of certain beneficial interests in securitized assets.







/s/ KPMG LLP



Stamford, Connecticut

February 8, 2002


                                   GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                                         Statement of Earnings



 For the years ended December 31 (In millions)                               2001             2000             1999
                                                                       --------------   --------------   --------------
 REVENUES
 Time sales, loan and other income .................................   $     22,150     $     22,326     $     18,209
 Operating lease rentals ...........................................          6,088            6,183            6,022
 Financing leases ..................................................          4,261            3,688            3,587
 Investment income .................................................          6,593            8,479            6,243
 Premium and commission income of insurance affiliates (note 11)....         15,634           16,093           12,948
 Sales of goods ....................................................          3,627            9,408            8,740
                                                                       --------------   --------------   --------------
     Total revenues .................................................        58,353           66,177           55,749
                                                                       --------------   --------------   --------------
 EXPENSES
 Interest ..........................................................         10,598           11,111            9,359
 Operating and administrative (note 14) ............................         16,366           19,453           16,260
 Insurance losses and policyholder and annuity benefits  ...........         15,062           14,399           11,028
 Cost of goods sold ................................................          3,266            8,537            7,976
 Provision for losses on financing receivables (note 4) ............          2,481            2,045            1,671
 Depreciation and amortization of buildings and equipment and
   equipment on operating leases (notes 6 & 7) .....................          3,451            3,314            3,173
 Minority interest in net earnings of consolidated affiliates ......            163              214              186
                                                                       --------------   --------------   --------------
       Total expenses ..............................................         51,387           59,073           49,653
                                                                       --------------   --------------   --------------
 Earnings before income taxes and accounting changes................          6,966            7,104            6,096
 Provision for income taxes (note 15) ..............................         (1,380)          (1,912)          (1,653)
                                                                       --------------   --------------   --------------
 Earnings before accounting changes.................................          5,586            5,192            4,443
 Cumulative effect of accounting changes (note 1)..................            (169)               -                -
                                                                       --------------   --------------   --------------
 NET EARNINGS ......................................................   $      5,417     $      5,192     $      4,443
                                                                       ==============   ==============   ==============

                                          Statement of Changes in Share Owners' Equity


 (In millions)                                                               2001            2000              1999
                                                                       --------------   --------------   --------------
 CHANGES IN SHARE OWNERS' EQUITY
 Balance at January 1 ..............................................    $    23,022     $     20,321     $     19,727
                                                                       --------------   --------------   --------------
 Transactions with share owners (note 13) ..........................          1,276           (1,752)          (1,474)
                                                                       --------------   --------------   --------------
 Changes other than transactions with share owners:
   Increases attributable to net earnings ..........................          5,417            5,192            4,443
   Investment securities - net (note 13)............................           (352)            (166)          (2,206)
   Currency translation adjustments (note 13) ......................            117             (573)            (169)
   Derivatives qualifying as hedges (note 13).......................           (890)               -                -
                                                                       --------------   --------------   --------------
    Total changes other than transactions with share owners ........          4,292            4,453            2,068
                                                                       --------------   --------------   --------------
 Balance at December 31 ............................................   $     28,590     $     23,022     $     20,321
                                                                       ==============   ==============   ==============





See notes to Consolidated Financial Statements.



                                 GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                               Statement of Financial Position


 At December 31 (In millions)                                                                2001             2000
                                                                                       --------------   --------------
 ASSETS
 Cash and equivalents ..............................................................   $      7,314      $     6,052
 Investment securities (note 2) ....................................................        100,138           90,330
 Financing receivables (note 3):
   Time sales and loans, net of deferred income ....................................        122,686           96,270
   Investment in financing leases, net of deferred income ..........................         56,147           51,063
                                                                                       --------------   --------------
                                                                                            178,833          147,333
   Allowance for losses on financing receivables (note 4) ..........................         (4,801)          (4,034)
                                                                                       --------------   --------------
      Financing receivables - net ..................................................        174,032          143,299
 Insurance receivables (note 5).....................................................         27,317           23,802
 Other receivables .................................................................         13,267           13,288
 Inventories .......................................................................            270              666
 Equipment on operating leases (at cost), less accumulated
   amortization of $9,135 and $7,901 (note 6) ......................................         27,320           24,147
 Buildings and equipment (at cost), less accumulated depreciation
   of $1,579 and $2,084 (note 7) ...................................................          2,021            3,669
 Intangible assets - net (note 8) ..................................................         18,717           15,017
 Other assets (note 9) .............................................................         55,088           50,366
                                                                                       --------------   --------------
   Total assets ....................................................................   $    425,484     $    370,636
                                                                                       ==============   ==============
 LIABILITIES AND SHARE OWNERS' EQUITY
 Short-term borrowings (note 10) ...................................................   $    160,844     $    123,992
 Long-term borrowings (note 10) ....................................................         79,091           81,379
                                                                                       --------------   --------------
   Total borrowings ................................................................        239,935          205,371
 Accounts payable ..................................................................         13,705           10,436
 Insurance liabilities, reserves and annuity benefits (note 11) ....................        114,223          106,150
 Other liabilities .................................................................         16,647           13,451
 Deferred income taxes (note 15) ...................................................          8,117            8,238
                                                                                       --------------   --------------
   Total liabilities ...............................................................        392,627          343,646
                                                                                       --------------   --------------
 Minority interest in equity of consolidated affiliates (note 12) ..................          4,267            3,968
                                                                                       --------------   --------------
 Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by consolidated affiliates at
   December 31, 2001 and 2000) .....................................................             10               10
 Common stock, $1,000 par value (1,260 shares authorized at December 31, 2001
   and 2000 and 1,012 shares outstanding at December 31, 2001 and 2000).............              1                1
 Additional paid-in capital ........................................................          5,979            2,742
 Retained earnings .................................................................         24,678           21,222
 Accumulated gains/(losses) - net:
   Investment securities (a) .......................................................           (348)               4
   Currency translation adjustments (a) ............................................           (840)            (957)
   Derivatives qualifying as hedges (a).............................................           (890)               -
                                                                                       --------------   --------------
   Total share owners' equity (note 13) ............................................         28,590           23,022
                                                                                       --------------   --------------
   Total liabilities and share owners' equity ......................................   $    425,484     $    370,636
                                                                                       ==============   ==============

(a) The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," as shown in note 13, and was ($2,078) million and ($953) million at year-end 2001 and 2000, respectively.

See notes to Consolidated Financial Statements.

                                GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                                      Statement of Cash Flows


 For the years ended December 31 (In millions)                            2001             2000             1999
                                                                      --------------   --------------   --------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings ....................................................    $      5,417     $      5,192     $      4,443
 Adjustments to reconcile net earnings to cash provided from operating activities:
 Cumulative effect of accounting changes..........................             169                -                -
 Depreciation and amortization of buildings and equipment and
    equipment on operating leases.................................           3,451            3,314            3,173
 Provision for losses on financing receivables ...................           2,481            2,045            1,671
 Amortization of goodwill and other intangibles ..................           1,139            2,174            1,199
 Increase in deferred income taxes ...............................             862              683              847
 Decrease (increase) in inventories ..............................             396             (261)             327
 Increase in accounts payable ....................................           4,804            3,047              699
 Increase (decrease) in insurance liabilities and reserves .......           8,194           (1,009)           4,584
 All other operating activities ..................................          (9,314)          (5,901)          (2,124)
                                                                      --------------   --------------   --------------
 Cash from operating activities ..................................          17,599            9,284           14,819
                                                                      --------------   --------------   --------------
 CASH FLOWS USED FOR INVESTING ACTIVITIES
 Net increase in financing receivables (note 19) .................         (13,952)         (16,076)         (12,628)
 Buildings and equipment and equipment on operating leases
    - additions ..................................................         (12,644)         (11,431)         (13,466)
    - dispositions ...............................................           7,345            6,714            6,262
 Payments for principal businesses purchased, net of
   cash acquired..................................................         (10,993)          (1,176)         (10,060)
 All other investing activities (note 19) ........................          (7,557)         (12,173)          (8,283)
                                                                      --------------   --------------   --------------
 Cash used for investing activities ..............................         (37,801)         (34,142)         (38,175)
                                                                      --------------   --------------   --------------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in borrowings (maturities of 90 days or less) ........          23,634           (2,121)           7,308
 Newly issued debt (maturities longer than 90 days) (note 19) ....          30,752           46,887           47,605
 Repayments and other reductions (maturities longer than 90 days)
    (note 19) ....................................................         (36,051)         (31,907)         (26,924)
 Dividends paid ..................................................          (1,961)          (1,822)          (1,666)
 All other financing activities (note 19) ........................           5,090           12,942              622
                                                                      --------------   --------------   --------------
 Cash from financing activities ..................................          21,464           23,979           26,945
                                                                      --------------   --------------   --------------
 INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING THE YEAR .....           1,262             (879)           3,589
 CASH AND EQUIVALENTS AT BEGINNING OF YEAR .......................           6,052            6,931            3,342
                                                                      --------------   --------------   --------------
 CASH AND EQUIVALENTS AT END OF YEAR .............................    $      7,314     $      6,052     $      6,931
                                                                      ==============   ==============   ==============



See notes to Consolidated Financial Statements.

       GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                   Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - General Electric Capital Services, Inc. ("the Parent") owns all of the common stock of General Electric Capital Corporation ("GE Capital") and GE Global Insurance Holding Corporation ("GE Global Insurance Holdings"). All outstanding common stock of the Parent is owned by General Electric Company ("GE Company" or "GE") and an affiliate of GE Company. The consolidated financial statements represent the adding together of the Parent and all of its majority-owned and controlled affiliates ("consolidated affiliates"), including GE Capital and GE Global Insurance Holdings (collectively called "the Corporation").

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

Income from investment and insurance activities is discussed on page 33.

Sales of Goods - Sales of goods are recorded when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured.

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

Investment Securities - Investments in debt and marketable equity securities are reported at fair value based primarily on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale, with unrealized gains and losses included in share owners' equity, net of applicable taxes and other adjustments. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

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

Premium income. Insurance premiums are reported as earned income as follows:

- For short-duration insurance contracts (including property and casualty, accident and health, and financial guaranty insurance), premiums are reported as earned income, generally on a pro rata basis, over the terms of the related agreements. For retrospectively rated reinsurance contracts, premium adjustments are recorded based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported reserves.

- For traditional long-duration insurance contracts (including term and whole life contracts and annuities payable for the life of the annuitant), premiums are reported as earned income when due.

- For investment contracts and universal life contracts, premiums received are reported as liabilities, not as revenues. Universal life contracts are long-duration insurance contracts with terms that are not fixed and guaranteed; for these contracts, revenues are recognized for assessments against the policyholder's account, mostly for mortality, contract initiation, administration and surrender. Investment contracts are contracts that have neither significant mortality nor significant morbidity risk, including annuities payable for a determined period; for these contracts, revenues are recognized on the associated investments and amounts credited to policyholder accounts are charged to expense.

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

- For short-duration insurance contracts, these costs are amortized pro rata over the contract periods in which the related premiums are earned.

- For traditional long-duration insurance contracts, these costs are amortized over the respective contract periods in proportion to either anticipated premium income or, in the case of limited-payment contracts, estimated benefit payments.

- For investment contracts and universal life contracts, these costs are amortized on the basis of anticipated gross profits.

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

Accounting Changes

At January 1, 2001,  GECS adopted  Statement of Financial  Accounting  Standards
(SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. Further information about derivatives and hedging is provided in note 20.

The cumulative effect of adopting this accounting change at January 1, 2001, was as follows:

                                                                 Share Owners'
 (In millions)                                       Earnings       Equity
                                                --------------  --------------
 Adjustment to fair value of derivatives (a) .. $         (77)  $      (1,374)
 Income tax effects............................            28             525
                                                -------------- ---------------
      Total.................................... $         (49)  $        (849)
                                                ============== ===============

 (a)  For earnings effect, amount shown is net of adjustment to hedged items.

The cumulative effect on earnings comprised two significant elements. One element was associated with conversion option positions that were embedded in financing agreements, and the other was a portion of the effect of marking to market options and currency contracts used for hedging. The cumulative effect on share owners' equity was primarily attributable to marking to market forward and swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements. As a matter of policy, the Corporation ensures that funding, including the effect of derivatives, of its lending and other financing asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future earnings will not be subject to volatility arising from interest rate changes.

In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on accounting for impairment of retained beneficial interests (EITF 99-20). Under this consensus, impairment of certain beneficial interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. The cumulative effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million.

These accounting changes did not involve cash, and management expects that they will have no more than a modest effect on future results.

NOTE 2. INVESTMENT SECURITIES

A summary of investment securities follows:

                                                                        Gross           Gross
                                                     Amortized       unrealized      unrealized        Estimated
 (In millions)                                          cost            gains          losses         fair value
                                                   --------------   --------------  --------------   --------------
 December 31, 2001
 Debt securities:
  U.S. corporate ...............................    $    47,391      $       880    $     (1,626)    $     46,645
  State and municipal ..........................         12,518              180            (136)          12,562
  Mortgage-backed ..............................         16,442              424             (90)          16,776
  Corporate - non-U.S. .........................         13,088              232            (277)          13,043
  Government - non-U.S. ........................          6,104              183            (124)           6,163
  U.S. government and federal agency ...........          1,233               25             (32)           1,226
 Equity securities .............................          3,926              178            (381)           3,723
                                                    -------------    -------------  --------------   --------------
                                                    $   100,702      $     2,102    $     (2,666)    $    100,138
                                                    =============    =============  ==============   ==============
 December 31, 2000
 Debt securities:
  U.S. corporate ...............................    $    39,078      $       459    $     (1,282)    $     38,255
  State and municipal ..........................         13,272              499            (139)          13,632
  Mortgage-backed ..............................         13,683              323            (160)          13,846
  Corporate - non-U.S. .........................         12,640              374            (168)          12,846
  Government - non-U.S. ........................          5,059              104            (108)           5,055
  U.S. government and federal agency ...........          2,106               15             (42)           2,079
 Equity securities .............................          4,392              703            (478)           4,617
                                                    -------------    -------------  --------------   --------------
                                                    $    90,230      $     2,477    $     (2,377)    $     90,330
                                                    =============    =============  ==============   ==============

A substantial portion of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.

At December 31, 2001, contractual maturities of debt securities, excluding mortgage-backed securities, were as follows:

                                                                                    Amortized          Estimated
 (In millions)                                                                         cost            fair value
                                                                                  ----------------   ----------------
 Due in:
 2002 .........................................................................   $      5,184        $     5,244
 2003-2006 ....................................................................         17,382             17,293
 2007-2011 ....................................................................         20,858             20,600
 2012 and later ...............................................................         36,910             36,502

It is expected that actual maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on investment securities follows.

  (In millions)                                       2001                   2000                   1999
                                               -------------------     -----------------    -------------------
  Gains (a)..................................  $       1,800           $       3,581        $       1,406
  Losses.....................................           (838)                   (714)                (484)
                                               -------------------     -----------------    -------------------
            Net..............................  $         962           $       2,867        $         922
                                               ===================     =================    ===================

     (a) Includes $1,366 million, in 2000, from the sale of GECS investment in common stock of Paine Webber Group, Inc.

Proceeds from sales of investment securities in 2001 were $39,512 million ($24,711 million in 2000 and $18,500 million in 1999).

NOTE 3. FINANCING RECEIVABLES

Financing receivables at December 31, 2001 and 2000, are shown below.

 (In millions)                                                                         2001             2000
                                                                                  --------------   --------------
 Time sales and loans:
  Consumer Services ...........................................................   $   45,741       $   43,954
  Equipment Management ........................................................        2,391            1,385
  Mid-Market Financing ........................................................       57,600           35,436
  Specialized Financing .......................................................       16,913           14,567
  Other........................................................................           41              928
                                                                                  --------------   --------------
    Time sales and loans - net of deferred income .............................      122,686           96,270
                                                                                  --------------   --------------
 Investment in financing leases:
  Direct financing leases .....................................................       49,412           46,186
  Leveraged leases ............................................................        6,735            4,877
                                                                                  --------------   --------------
    Investment in financing leases - net of deferred income....................       56,147           51,063
                                                                                  --------------   --------------
                                                                                     178,833          147,333
 Less allowance for losses (note 4) ...........................................       (4,801)          (4,034)
                                                                                  --------------   --------------
    Net investment.............................................................   $  174,032       $  143,299
                                                                                  ==============   ==============

Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges. At year-end 2001 and 2000, commercial real estate loans and leases of $25,466 million and $21,329 million, respectively, were included in either financing receivables or insurance receivables. Note 6 contains information on commercial airline loans and leases.

Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment and medical equipment, as well as other manufacturing,
power  generation,   commercial  real  estate,  and  commercial   equipment  and
facilities.

As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, the Corporation is taxed on total lease payments received and is entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. The Corporation is generally entitled to any residual value of leased assets.

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

The Corporation's net investment in financing leases at December 31, 2001 and 2000, is shown below.

                                         Total financing leases     Direct financing leases       Leveraged leases
                                        ------------------------- -------------------------  ------------------------
  (In millions)                              2001         2000         2001         2000         2001         2000
                                        ------------ ------------ ------------  -----------  -----------  -----------
 Total minimum lease payments
   receivable ........................  $   83,316   $   74,960   $   53,870    $   50,556   $   29,446   $   24,404
 Less principal and interest on
   third-party nonrecourse debt ......     (22,588)     (19,773)           -             -      (22,588)     (19,773)
                                        ------------ ------------ ------------  -----------  -----------  -----------
   Net rentals receivable ............      60,728       55,187       53,870        50,556        6,858        4,631
 Estimated unguaranteed residual value
   of leased assets ..................       8,996        7,314        5,544         4,602        3,452        2,712
 Less deferred income ................     (13,577)     (11,438)     (10,002)       (8,972)      (3,575)      (2,466)
                                        ------------ ------------ ------------  -----------  -----------  -----------
   Investment in financing leases ....      56,147       51,063       49,412        46,186        6,735        4,877
 Less: Allowance for losses ..........        (679)        (646)        (606)         (558)         (73)         (88)
       Deferred taxes arising from
         financing leases ............      (9,168)      (8,408)      (4,643)       (4,496)      (4,525)      (3,912)
                                        ------------ ------------ ------------  -----------  -----------  -----------
 Net investment in financing leases ..  $   46,300   $   42,009   $   44,163    $   41,132   $    2,137   $      877
                                        ============ ============ ============  ===========  ===========  ===========

Contractual Maturities

At December 31, 2001, the Corporation's contractual maturities for time sales and loans and net rentals receivable were:

                                        Total time
  (In millions)                          sales and        Net rentals
                                         loans (a)       receivable (a)
                                      --------------    ---------------
  Due in:
  2002 ............................   $     39,162      $      15,303
  2003.............................         22,585             13,116
  2004 ............................         19,723              9,057
  2005 ............................         10,247              6,284
  2006 ............................          7,729              3,520
  2007 and later ..................         23,240             13,448
                                      --------------    ---------------
                                      $    122,686      $      60,728
                                      ==============    ===============

(a) Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.

Nonearning consumer receivables were $1,540 million and $1,139 million at December 31, 2001 and 2000, respectively, a substantial amount of which were private-label credit card loans. Nonearning and reduced-earning receivables other than consumer receivables were $1,734 million and $949 million at year-end 2001 and 2000, respectively.

"Impaired" loans are defined by generally accepted accounting principles as large balance loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

An analysis of impaired loans at December 31, 2001 and 2000, is shown below.

(In millions)                                        2001              2000
                                               -------------      ------------
 Loans requiring allowance for losses .......  $     1,041        $     475
 Loans expected to be fully recoverable .....          574              384
                                               -------------      ------------
                                               $     1,615 (a)    $     859
                                               =============      ============
 Allowance for losses .......................  $       422        $     166
 Average investment during year .............        1,121              801
 Interest income earned while impaired (b) ..           17               20

(a) Includes $408 million of loans classified as impaired by Heller Financial which was acquired in October, 2001.
(b)  Recognized principally on cash basis.

NOTE 4. ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)                                                          2001             2000             1999
                                                                  --------------   -------------    --------------
 Balance at January 1 .........................................    $    4,034      $     3,708      $      3,223
 Provisions charged to operations .............................         2,481            2,045             1,671
 Net transfers primarily related to acquisitions and sales ....           564               22               271
 Amounts written off - net ....................................        (2,278)          (1,741)           (1,457)
                                                                  --------------   -------------    --------------
 Balance at December 31 .......................................    $    4,801      $     4,034      $      3,708
                                                                  ==============   =============    ==============

NOTE 5. INSURANCE RECEIVABLES

At year-end 2001 and 2000, insurance receivables included reinsurance recoverables of $12,606 million and $8,240 million and receivables at insurance affiliates of $14,711 million and $15,562 million, respectively. Receivables at insurance affiliates include premium receivables, investments in whole real estate and other loans, policy loans and funds on deposit with reinsurers.

NOTE 6. EQUIPMENT ON OPERATING LEASES

Equipment on operating leases by type of equipment and accumulated amortization at December 31, 2001 and 2000, are shown below.

(In millions)                                           2001           2000
                                                  -------------  -------------
 Original cost
   Aircraft...................................... $     16,173   $     12,888
   Vehicles .....................................       10,779          9,872
   Railroad rolling stock .......................        3,439          3,459
   Marine shipping containers ...................        1,618          2,196
   Mobile and modular structures.................        1,325          1,288
   Information technology equipment..............        1,321          1,069
   Construction and manufacturing equipment......          799            591
   Scientific, medical and other equipment ......        1,001            685
                                                  -------------  -------------
                                                        36,455         32,048
 Accumulated amortization .......................       (9,135)        (7,901)
                                                  -------------  -------------
                                                  $     27,320   $     24,147
                                                  =============  =============

Amortization of equipment on operating leases was $2,958 million, $2,620 million and $2,673 million in 2001, 2000 and 1999, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 2001 totaled $16,072 million and are due as follows: $3,954 million in 2002; $3,183 million in 2003; $2,396 million in 2004; $1,749 million in 2005; $1,245 million in 2006 and $3,545 million thereafter.

The Corporation acts as a lender and lessor to the commercial airline industry. At December 31, 2001 and 2000, the balance of such loans and leases was $21.5 billion and $15.3 billion, respectively. In addition, at December 31, 2001, the Corporation had issued financial guarantees and funding commitments of $0.9 billion ($0.6 billion at year-end 2000), credit and liquidity support agreements to special purpose entities sponsored by the Corporation of $0.9 billion ($0.6 billion at year-end 2000) and had placed multi-year orders for various Boeing, Airbus and other aircraft with list prices of approximately $19.9 billion ($22.9 billion at year-end 2000).

NOTE 7. BUILDINGS AND EQUIPMENT

Buildings and equipment include office buildings, satellite communications equipment, computer hardware, vehicles, furniture and office equipment. Depreciation expense was $493 million in 2001, $694 million in 2000 and $500 million in 1999.

NOTE 8. INTANGIBLE ASSETS

Intangible assets at December 31, 2001 and 2000, are shown in the table below.

 (In millions)                                         2001           2000
                                                  ------------   ------------
 Goodwill .....................................   $    15,933    $    11,550
 Present value of future profits ("PVFP") .....         2,198          2,780
 Other intangibles ............................           586            687
                                                  ------------   ------------
                                                  $    18,717    $    15,017
                                                  ============   ============

The Corporation's intangible assets are shown net of accumulated amortization of $6,954 million at December 31, 2001, and $5,815 million at December 31, 2000.

The amount of goodwill amortization included in net earnings (net of income taxes) in 2001, 2000 and 1999, was $552 million, $620 million and $512 million, respectively.

PVFP amortization, which is on an accelerated basis and net of interest, is projected to range from 13% to 6% of the year-end 2001 unamortized balance for each of the next five years.

NOTE 9. OTHER ASSETS

Other assets at December 31, 2001 and 2000 are shown in the table below.

(In millions)                                         2001             2000
                                               --------------   --------------
Investments:
 Associated companies (a) ...................  $     14,415     $     12,785
 Real estate.................................         8,141            6,496
 Assets acquired for resale .................         1,725            1,394
 Other ......................................         5,222            5,207
                                               --------------   --------------
                                                     29,503           25,882
 Separate accounts ..........................        10,403           11,705
 Deferred insurance acquisition costs .......         6,768            5,815
 Derivative instruments (b)..................         2,066              314
 Servicing assets (c) .......................         1,139            1,449
 Other ......................................         5,209            5,201
                                               --------------   --------------
                                               $     55,088     $     50,366
                                               ==============   ==============

(a) Includes advances to associated companies which are non-controlled, non-consolidated equity investments.
(b) Amounts at December 31, 2001, are stated at fair value in accordance with SFAS 133; corresponding amounts at December 31, 2000, are stated at amortized cost. See note 20 for a discussion of the types and uses of derivative instruments.
(c) Associated primarily with serviced residential mortgage loans amounting to $59 billion and $81 billion at December 31, 2001 and 2000, respectively.

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 11.

NOTE 10. BORROWINGS

Total short-term borrowings at December 31, 2001 and 2000, consisted of the following:

                                                              2001                             2000
                                                 -------------------------------- --------------------------------
 (In millions)                                       Amount       Average rate (a)     Amount      Average rate (a)
                                                 ---------------  --------------- ---------------  ---------------
 Commercial paper - U.S. ....................... $     100,170         2.21%      $      77,525         6.67%
 Commercial paper - non-U.S. ...................        17,289         3.36              16,965         5.46
 Current portion of long-term debt .............        30,952         5.08              19,283         5.95
 Other .........................................        12,590                           10,219
                                                 ---------------                  ---------------
                                                 $     161,001                    $     123,992
 Foreign currency loss (b)......................          (157)                               -
                                                 ---------------                  ---------------
                                                 $     160,844                    $     123,992
                                                 ===============                  ===============

Total long-term borrowings at December 31, 2001 and 2000, were as follows:

                                                                           2001                        2000
                                                            ----------------------------------- -----------------
  (In millions)                                Maturities        Amount       Average rate (a)         Amount
                                             -------------  ---------------- -----------------  -----------------
 Senior notes ...............................  2003-2055    $       78,347         4.89%        $      80,383
 Subordinated notes (c) .....................  2006-2035             1,171         7.74                   996
                                                            ----------------                    -----------------
                                                            $       79,518                      $      81,379
 Foreign currency loss (b)...................                         (427)                                 -
                                                            ----------------                    -----------------
                                                            $       79,091                      $      81,379
                                                            ================                    =================

(a) Based on year-end balances and year-end local currency interest rates, including the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b) Borrowings in 2001 exclude the foreign exchange effects of related currency swaps in accordance with the provisions of SFAS 133.
(c) At year-end 2001 and 2000, $996 million of subordinated notes were guaranteed by GE.

Borrowings of the Corporation are addressed as follows from two perspectives - liquidity and interest rate risk management. Additional information about borrowings and associated swaps can be found in note 20.

Liquidity requirements of the Corporation are principally met through the credit markets. Maturities of long-term borrowings during the next five years, including the current portion of long-term debt, at December 31, 2001, were $30,795 million in 2002; $25,713 million in 2003; $14,630 million in 2004;
$9,907 million in 2005 and $6,469 million in 2006.

Committed credit lines of $4.7 billion had been extended to GE by 22 banks at year-end 2001. All of GE's credit lines are available to the Corporation and its affiliates in addition to their own credit lines.

At year-end 2001, the Corporation held committed lines of credit aggregating $28.6 billion, including $12.2 billion of revolving credit agreements pursuant to which it has the right to borrow funds for periods exceeding one year. The Corporation compensates banks for credit facilities in the form of fees, which were insignificant in each of the past three years.

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

The following table shows the Corporation's borrowing positions at December 31, 2001 and 2000, considering the effects of currency and interest rate swaps.

                                                                2001                           2000
                                                --------------------------------------  -------------------
(In millions)                                         Amount           Average Rate           Amount
                                                ------------------   -----------------  -------------------
Effective borrowings (including swaps)
Short-term  (a)...............................  $      101,101             2.56%        $       80,162
                                                ==================                      ===================
Long-term (including current portion)
  Fixed rate (b) .............................  $      105,387             5.59         $       98,905
  Floating rate ..............................          34,031             3.23                 26,304
                                                ------------------                      -------------------
Total long-term ..............................  $      139,418                          $      125,209
                                                ==================                      ===================

(a)  Includes commercial paper and other short-term debt.
(b) Includes fixed rate borrowings and $28.9 billion ($24.5 billion in 2000) notional long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 2001, swap maturities ranged from 2002 to 2048.

NOTE 11. INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

Insurance liabilities, reserves and annuity benefits at December 31, 2001 and 2000, are shown below.

  (In millions)                                                                    2001             2000
                                                                              --------------   --------------
  Investment contracts and universal life benefits ........................   $      39,052    $      33,232
  Life insurance benefits (a) .............................................          31,198           32,288
  Unpaid claims and claims adjustment expenses (b).........................          27,233           22,886
  Unearned premiums .......................................................           6,337            6,039
  Separate accounts (see note 9) ..........................................          10,403           11,705
                                                                              --------------   --------------
                                                                              $     114,223    $     106,150
                                                                              ==============   ==============

(a) Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 2% to 9% in both 2001 and 2000.
(b) Principally property and casualty reserves; includes amounts for both reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.

When the Corporation cedes insurance to third parties, it is not relieved of its primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; allowances for probable losses are established on such receivables from reinsurers as required.

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

A summary of activity affecting unpaid claims and claims adjustment expenses, principally in property and casualty lines follows.

(In millions)                                                            2001             2000             1999
                                                                  ---------------  --------------   --------------
Balance at January 1 - gross ...................................  $     22,886     $      21,473    $      19,611
Less reinsurance recoverables ..................................        (5,477)           (4,832)          (3,483)
                                                                  ---------------  --------------   --------------
Balance at January 1 - net .....................................        17,409            16,641           16,128
Claims and expenses incurred:
   Current year ................................................         9,199             9,718            6,917
   Prior years .................................................           682               607              248
Claims and expenses paid:
   Current year ................................................        (3,021)           (3,704)          (2,508)
   Prior years .................................................        (6,694)           (6,572)          (5,162)
Claim reserves related to acquired companies ...................             -               488              929
Other ..........................................................           258               231               89
                                                                  ---------------  --------------   --------------
Balance at December 31 - net ...................................        17,833            17,409           16,641
Add reinsurance recoverables ...................................         9,400             5,477            4,832
                                                                  ---------------  --------------   --------------
Balance at December 31 - gross .................................  $     27,233     $      22,886    $      21,473
                                                                  ===============  ==============   ==============

Prior-year claims and expenses incurred in the preceding table resulted principally from settling claims established in earlier accident years for amounts that differed from expectations.

The majority of the adverse development in 2001, and to a lesser extent in 2000, related to higher projected ultimate losses for liability coverages, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher risk drivers) and public entity lines of business. The increase in 2000 also reflected an increase in industry-wide loss estimates related to certain large property loss events, with the largest impact resulting from the European windstorms occurring in late 1999. In 1999, the unfavorable development was primarily the result of large loss events, including the significant impact of Hurricane George, which occurred in 1998. The adverse development of GE Global Insurance Holdings for all years was partially mitigated by favorable experience in the Mortgage Insurance business, particularly in 1999, which resulted from favorable economic conditions, improvement in certain real estate markets and loss mitigation efforts.

Financial guarantees and credit life risk of insurance affiliates at December 31, 2001 and 2000, are summarized below.

(In millions)                                                                             2001             2000
                                                                                    --------------   --------------
Guarantees, principally on municipal bonds and asset-backed securities ..........   $     215,874    $     194,061
Mortgage insurance risk in force ................................................          79,892           68,112
Credit life insurance risk in force .............................................          16,590           19,910
Less reinsurance ................................................................         (41,148)         (42,143)
                                                                                    --------------   --------------
                                                                                    $     271,208    $     239,940
                                                                                    ==============   ==============

Certain GECS insurance affiliates offer insurance guaranteeing the timely payment of scheduled principal and interest on municipal bonds and certain asset-backed securities. These insurance affiliates also provide insurance to protect residential mortgage lenders from severe financial loss caused by the non-payment of loans and issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of their overall risk management process, GECS insurance affiliates cede to third parties a portion of their risk associated with these guarantees. In doing so, they are not relieved of their primary obligation to policyholders.

The effects of reinsurance on premiums written and premium and commission income were as follows:

                                 Premiums written                           Premium and commission income
                   ----------------------------------------------   ----------------------------------------------
(In millions)           2001            2000            1999             2001            2000            1999
                   --------------  --------------  --------------   --------------  --------------  --------------
Direct .........   $      9,958    $      9,390    $      7,382     $      9,912    $      9,026    $      7,002
Assumed ........          9,603           9,552           8,520            9,471           9,643           8,460
Ceded ..........         (3,718)         (2,481)         (2,278)          (3,749)         (2,576)         (2,514)
                   --------------  --------------  --------------   --------------  --------------  --------------
Net ............   $     15,843    $     16,461    $     13,624     $     15,634    $     16,093    $     12,948
                   ==============  ==============  ==============   ==============  ==============  ==============

Reinsurance recoveries recognized as a reduction of insurance losses and policyholder and annuity benefits amounted to $5,863 million, $3,232 million and $2,648 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 12. MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by GE Capital and by affiliates of GE Capital. The preferred stock primarily pays cumulative dividends at variable rates. Value of the preferred shares is summarized below.

(In millions)                                2001             2000
                                       --------------   --------------
GE Capital .........................   $     2,600      $     2,600
GE Capital affiliates...............         1,446            1,066

Dividend rates in local currency on the preferred stock ranged from 1.62% to 6.40% during 2001 and from 4.15% to 6.82% during 2000.

NOTE 13. SHARE OWNERS' EQUITY

Changes in share owners' equity for each of the last three years were as follows:

(In millions)                                                        2001            2000            1999
                                                               --------------  --------------  --------------
Cumulative Preferred Stock Issued ..........................   $          10   $        10     $        10
                                                               --------------  --------------  --------------
Common Stock Issued ........................................               1             1               1
                                                               --------------  --------------  --------------
Accumulated nonowner changes other than earnings
Balance at January 1 .......................................            (953)         (214)          2,161
Cumulative effect of adopting SFAS 133 -
   net of deferred taxes of ($525)..........................            (849)            -               -
Investment securities -
   net of deferred taxes of $147, $865 and ($868)...........             273         1,698          (1,578)
Currency translation adjustments -
   net of deferred taxes of $63, ($309) and ($91)...........             117          (573)           (169)
Derivatives qualifying as hedges -
   net of deferred taxes of ($448)..........................            (577)            -               -
Reclassification adjustments -
   Investment securities - net of deferred
      taxes of ($337), ($1,003) and ($341) .................            (625)       (1,864)           (628)
   Derivatives qualifying as hedges -
      net of deferred taxes of $386.........................             536             -               -
                                                               --------------  --------------  --------------
Balance at December 31 .....................................          (2,078)         (953)           (214)
                                                               --------------  --------------  --------------
Other Capital
Balance at January 1 .......................................           2,742         2,672           2,480
Contributions ..............................................           3,237            70             192
                                                               --------------  --------------  --------------
Balance at December 31 .....................................           5,979         2,742           2,672
                                                               --------------  --------------  --------------
Retained Earnings
Balance at January 1 .......................................          21,222        17,852          15,075
Net earnings ...............................................           5,417         5,192           4,443
Dividends ..................................................          (1,961)       (1,822)         (1,666)
                                                               --------------  --------------  --------------
Balance at December 31 .....................................          24,678        21,222          17,852
                                                               --------------  --------------  --------------
Total Share Owners' Equity .................................   $      28,590   $    23,022     $    20,321
                                                               ==============  ==============  ==============

The Corporation's outstanding preferred stock amounted to $510 million at December 31, 2001, all of which was held by consolidated affiliates with the exception of $10 million of such shares, which were dividended to GE Company in 1994. All other equity is owned entirely by GE Company and an affiliate.

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

Rental expense relating to equipment the Corporation leases from others for the purpose of subleasing was $400 million in 2001, $496 million in 2000 and $484 million in 1999. Other rental expense was $606 million in 2001, $680 million in 2000 and $583 million in 1999, principally for the rental of office space and data processing equipment. Minimum future rental commitments under noncancelable leases at December 31, 2001 are $5,179 million; $997 million in 2002; $680 million in 2003; $601 million in 2004; $636 million in 2005; $407 million in 2006 and $1,858 million thereafter. The Corporation, as a lessee, has no material lease agreements classified as capital leases.

Amortization of deferred insurance acquisition costs charged to operations in 2001, 2000 and 1999 was $2,490 million, $2,787 million and $2,545 million, respectively.

NOTE 15. INCOME TAXES

The provision for income taxes is summarized in the following table.

   (In millions)                                                         2001            2000             1999
                                                                  --------------- ---------------  ---------------
   Current tax expense ...........................................$         517    $       1,229   $         806
   Deferred tax expense from temporary differences ...............          863              683             847
                                                                  ---------------  --------------  ---------------
                                                                  $       1,380    $       1,912   $       1,653
                                                                  ===============  ==============  ===============

GE Company files a consolidated U.S. federal income tax return which includes the Corporation. The provision for current tax expense includes the effect of the Corporation on the consolidated return.

Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of ($125) million, $443 million and ($126) million in 2001, 2000 and 1999, respectively, and amounts applicable to non-U.S. jurisdictions of $606 million, $707 million and $844 million in 2001, 2000 and 1999, respectively. Deferred tax expense related to U.S. federal income taxes was $803 million, $655 million and $810 million in 2001, 2000 and 1999, respectively.

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

U.S. income before taxes and cumulative effect of accounting changes was $3.1 billion in 2001, $3.8 billion in 2000 and $3.5 billion in 1999. The corresponding amounts for non-U.S. based operations were $3.9 billion in 2001, $3.3 billion in 2000 and $2.6 billion in 1999.

A reconciliation of the U.S. federal statutory rate to the actual income tax rate follows.

                                                                       2001            2000            1999
                                                                  ---------------  -------------  --------------
  Statutory U.S. federal income tax rate ........................      35.0%            35.0%          35.0%
  Increase (reduction) in rate resulting from:
    Amortization of goodwill ....................................       0.9              1.1            1.0
    Tax-exempt income ...........................................      (3.8)            (4.0)          (4.4)
    Tax on international activities including exports............      (6.7)            (5.8)          (4.8)
    Americom / Rollins goodwill..................................      (3.2)               -             -
    Other - net .................................................      (2.4)             0.6            0.3
                                                                  ---------------  -------------  --------------
  Actual income tax rate ........................................      19.8%            26.9%          27.1%
                                                                  ===============  =============  ==============

Principal components of the net deferred tax liability balances at December 31, 2001 and 2000, were as follows:

(In millions)                                        2001                2000
                                             ----------------    ---------------
Assets:
   Allowance for losses ...................  $        2,139      $       1,684
   Insurance reserves .....................           1,397              1,270
   AMT credit carryforwards................             695                671
   Other ..................................           4,354              3,684
                                             ----------------    ---------------
   Total deferred tax assets ..............  $        8,585      $       7,309
                                             ----------------    ---------------
Liabilities:
   Financing leases .......................           9,168              8,408
   Operating leases .......................           3,399              3,301
   Deferred insurance acquisition costs....           1,360                856
   Other ..................................           2,775              2,982
                                             ----------------    ---------------
   Total deferred tax liabilities .........          16,702             15,547
                                             ----------------    ---------------
   Net deferred tax liability .............  $        8,117      $       8,238
                                             ================    ===============

NOTE 16. OPERATING SEGMENT DATA

The Corporation's operating segments are organized based on the nature of products and services provided. A description of the operating segments can be found in Item 1. Business under the heading Operating Segments on page 2 of this report. The accounting policies for these segments are the same as those described for the consolidated entity. The Corporation evaluates the performance of its operating segments primarily on the basis of earnings before accounting changes. Details of total revenues and earnings before accounting changes by operating segment are provided in Item 7. Management's Discussion and Analysis of Results of Operations in the tables beginning on page 15 of this report. Other specific information is provided as follows.

(In millions)                              Depreciation and amortization (a)          Provision for income taxes
                                         --------------------------------------  --------------------------------------
For the years ended December 31              2001         2000         1999         2001         2000          1999
                                         ------------ ------------  -----------  -----------  -----------  ------------
Consumer Services ..................     $     958    $   1,940     $   1,042    $     837    $     665    $     347
Equipment Management ...............         2,431        2,421         2,440          561          389          317
Mid-Market Financing ...............           969          728           568          462          370          396
Specialized Financing ..............            27           29            49           (6)         419          303
Specialty Insurance ................           143          179           164          (77)          33          345
All other ..........................            62          191           109         (397)          36          (55)
                                         ------------ ------------  -----------  -----------  -----------  ------------
   Total ...........................     $   4,590    $   5,488     $   4,372    $   1,380    $   1,912    $   1,653
                                         ============ ============  ===========  ===========  ===========  ============


                                        Time sales, loan, investment and other
                                                      income (b)                            Interest expense
                                        ----------------------------------------  --------------------------------------
For the years ended December 31               2001         2000         1999         2001         2000          1999
                                        -------------  -----------  ------------  -----------  -----------   -----------
Consumer Services .................     $    15,702    $  16,252    $  12,817     $   3,187    $   3,645     $   3,335
Equipment Management ..............           3,204        2,428        2,372         1,891        1,796         1,598
Mid-Market Financing ..............           5,043        4,087        3,551         3,558        3,159         2,469
Specialized Financing .............           2,367        3,656        2,734         1,573        1,651         1,358
Specialty Insurance ...............           2,772        2,875        2,727           632          711           580
All other .........................            (345)       1,507          251          (243)         149            19
                                        -------------  -----------  ------------  -----------  -----------   -----------
   Total ..........................     $    28,743    $  30,805    $  24,452     $  10,598    $  11,111     $   9,359
                                        =============  ===========  ============  ===========  ===========   ===========

                                                                               Property, plant and equipment additions
                                                 Assets                       (including equipment leased to others)(c)
                                             At December 31                       For the years ended December 31
                                 ------------------------------------------   ------------------------------------------
                                      2001           2000          1999           2001            2000            1999
                                 -------------  ------------  -------------   -------------  ------------   ------------
Consumer Services (d)........... $  166,648     $   161,607   $   149,139     $      572      $      764    $     2,337
Equipment Management (d) .......     52,708          48,573        43,617          9,594           8,298          8,011
Mid-Market Financing ...........    109,742          72,170        63,502          3,485           1,635          3,953
Specialized Financing (d).......     40,788          37,660        34,740             11             533            150
Specialty Insurance ............     58,741          52,108        47,926             10              39             30
All other ......................     (3,143)         (1,482)        6,094             72             165            951
                                 ------------   ------------  --------------  -------------   -----------   ------------
   Total ....................... $  425,484     $   370,636   $   345,018     $   13,744      $   11,434    $    15,432
                                 ============   ============  ==============  =============   ===========   ============

(a)  Includes amortization of goodwill and other intangibles.
(b)  Principally interest income.
(c) Additions to property, plant and equipment (including equipment leased to others) include amounts relating to principal businesses purchased.
(d) Total assets of the Consumer Services, Equipment Management and Specialized Financing segments at December 31, 2001 include investments in and advances to non-consolidated affiliates of $4,636 million, $5,164 million and $3,857 million, respectively, which contributed approximately $304 million, $233 million and $17 million, respectively, to segment pre-tax income for the year ended December 31, 2001.

NOTE 17. QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data were as follows:

                                First quarter           Second quarter            Third quarter           Fourth quarter
                               --------------------  --------------------   -----------------------   ------------------------
 (In millions)                    2001       2000       2001       2000        2001        2000          2001         2000
                               ---------  ---------  ---------  ---------   ---------   -----------   -----------  -----------
 Revenues .................... $ 14,723   $ 15,681   $ 14,399   $ 16,470    $ 13,298    $ 16,444 (b)  $ 15,933 (a) $ 17,582 (b)
                               ---------  ---------  ---------  ---------   ---------   -----------   -----------  -----------
 Expenses:
  Interest ...................    2,898      2,570      2,671      2,811       2,503       2,765         2,526        2,965
  Operating and
   administrative and cost of
   goods sold ................    5,130      6,922      4,826      6,964       4,147       6,617         5,529        7,487
  Insurance losses and
   policyholder and annuity
   benefits ..................    3,523      2,930      3,712      3,852       3,618       3,731         4,209        3,886
  Provision for losses on
   financing receivables .....      483        521        496        421         567         463           935          640
  Depreciation and
   amortization of buildings
   and equipment and
   equipment on operating
   leases ....................      793        942        797        672         924         792           937          908
  Minority interest in net
   earnings of consolidated
   affiliates ................       57         50         42         53          27          56            37           55
                               ---------  ---------  ---------  ---------   ---------   -----------   -----------  -----------
 Earnings before income taxes     1,839      1,746      1,855      1,697       1,512       2,020         1,760        1,641
 Provision for income taxes ..     (438)      (536)      (378)      (420)       (211)       (542)         (353)        (414)
                               ---------  ---------  ---------  ---------   ---------   -----------   -----------  -----------
 Earnings before accounting
   changes ................... $  1,401   $  1,210   $  1,477   $  1,277    $  1,301    $  1,478 (c)  $  1,407     $  1,227 (d)
                               =========  =========  =========  =========   =========   ===========   ===========  ===========

(a) Fourth quarter revenues in 2001 were increased by a gain on the sale of Americom of $1,158 million.
(b) Third and fourth quarter revenues in 2000 were increased by the inclusion of gains related to PaineWebber of $369 million and $997 million, respectively.
(c) Third quarter net earnings in 2000 were reduced by after-tax charges of $239 million. Such charges were primarily included in Operating and administrative and cost of goods sold. Also in the third quarter, net earnings were increased by the inclusion of an after-tax gain of $226 million related to PaineWebber.
(d) Fourth quarter net earnings in 2000 were reduced by after-tax charges of $645 million. Such charges were primarily included in Operating and administrative and cost of goods sold. Also in the fourth quarter, net earnings were increased by the inclusion of an after-tax gain of $622 million related to PaineWebber.

NOTE 18. RESTRICTED NET ASSETS OF AFFILIATES

Certain of the Corporation's consolidated affiliates are restricted from remitting funds to the Parent in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 2001, net assets of the Corporation's regulated affiliates amounted to $37.4 billion, of which $31.7 billion was restricted.

At December 31, 2001 and 2000, the aggregate statutory capital and surplus of the insurance businesses totaled $17.7 billion and $16.2 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

NOTE 19. SUPPLEMENTAL CASH FLOWS INFORMATION

"All other operating activities" in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets, increases and decreases in assets held for sale, and adjustments to assets.

Certain supplemental information related to the Corporation's cash flows were as follows for the past three years.

  (In millions)                                                          2001             2000            1999
                                                                   ---------------   --------------  --------------
  Financing receivables
  Increase in loans to customers ...............................   $   (140,758)     $   (100,938)   $    (95,201)
  Principal collections from customers - loans .................        121,004            87,432          86,379
  Investment in equipment for financing leases .................        (20,315)          (15,454)        (18,173)
  Principal collections from customers - financing leases ......         11,641             7,873          13,634
  Net change in credit card receivables ........................        (14,815)           (9,394)        (10,740)
  Sales of financing receivables ...............................         29,291            14,405          11,473
                                                                   ---------------   --------------  --------------
                                                                   $    (13,952)     $    (16,076)   $    (12,628)
                                                                   ===============   ==============  ==============
  All other investing activities
  Purchases of securities by insurance and annuity businesses ..   $    (53,452)     $    (35,911)   $    (26,271)
  Dispositions and maturities of securities by insurance and
   annuity businesses ..........................................         45,403            25,960          23,979
  Proceeds from principal business dispositions ................          2,572              (605)            279
  Other ........................................................         (2,080)           (1,617)         (6,270)
                                                                   ---------------   --------------  --------------
                                                                   $     (7,557)     $    (12,173)   $     (8,283)
                                                                   ===============   ==============  ==============
  Newly issued debt having maturities longer than 90 days
  Short-term (91 to 365 days) ...................................  $     12,622      $     12,782    $     15,799
  Long-term (longer than one year) ..............................        16,118            32,297          30,082
  Proceeds - nonrecourse, leveraged lease debt ..................         2,012             1,808           1,724
                                                                   ---------------   --------------  --------------
                                                                   $     30,752      $     46,887    $     47,605
                                                                   ===============   ==============  ==============
  Repayments and other reductions of debt having maturities
    longer than 90 days
  Short-term (91 to 365 days) ..................................   $    (29,195)     $    (27,777)   $    (21,211)
  Long-term (longer than one year) .............................         (6,582)           (3,953)         (5,447)
  Principal payments - nonrecourse, leveraged lease debt .......           (274)             (177)           (266)
                                                                   ---------------   --------------  --------------
                                                                   $    (36,051)     $    (31,907)   $    (26,924)
                                                                   ===============   ==============  ==============
  All other financing activities
  Proceeds from sales of investment contracts ..................   $      9,080      $      8,826    $      7,236
  Redemption of investment contracts ...........................         (7,033)           (9,061)         (7,127)
  Preferred stock issued by consolidated affiliates ............              -                 -             513
  Capital contributions from GE.................................          3,043                 -               -
  Cash received upon assumption of Toho Mutual Life Insurance
    Company insurance liabilities...............................              -            13,177               -
                                                                   ---------------   --------------  --------------
                                                                   $      5,090      $     12,942    $        622
                                                                   ===============   ==============  ==============
  Cash (paid) recovered during the year for:
  Interest .....................................................   $    (10,767)     $    (11,229)   $     (9,596)
  Income taxes .................................................            129              (800)           (351)

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

"Payments for principal businesses purchased" in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions. In conjunction with the acquisitions, liabilities were assumed as follows:

(In millions)                                                            2001          2000           1999
                                                                      ----------    -----------   -----------
Fair value of assets acquired ....................................    $  36,007     $  10,544     $  16,208
Cash paid ........................................................      (11,980)       (1,230)      (10,075)
                                                                      ----------    -----------   -----------
Liabilities assumed ..............................................    $  24,027     $   9,314     $   6,133
                                                                      ==========    ===========   ===========

NOTE 20. ADDITIONAL INFORMATION ABOUT CERTAIN FINANCIAL INSTRUMENTS

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities, separate accounts and, beginning in 2001, derivative financial instruments. Other assets and liabilities - those not carried at fair value - are discussed in the following pages. Apart from certain borrowings by GECS and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although management has made every effort to develop the fairest representation of fair value for this section, it would be unusual if the estimates could actually have been realized at December 31, 2001 or 2000.

A description of how fair values are estimated follows.

Borrowings. Based on market quotes or comparables.

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

Financial guarantees and credit life. Based on expected future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a current market rate.

All other instruments. Based on comparable market transactions, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations.

Financial Instruments

                                                      2001                                              2000
                                  ---------------------------------------------  ------------------------------------------------
                                                    Assets (liabilities)                             Assets (liabilities)
                                              ---------------------------------               -----------------------------------
                                               Carrying   Estimated fair value                 Carrying     Estimated fair value
                                   Notional     amount    ---------------------   Notional      amount    -----------------------
(In millions)                       amount       (net)       High        Low       amount        (net)       High          Low
                                  ----------  ----------  ---------  ----------  ---------    ----------  ----------   ----------
Assets
  Time sales and loans ...........$    (a)   $ 118,584   $ 119,986  $ 117,930    $    (a)    $  92,912   $  93,539    $  92,360
  Mortgages acquired for resale ..     (a)       1,596       1,631      1,596         (a)        1,267       1,250        1,245
  Other financial instruments ....     (a)       9,496       9,671      9,599         (a)       10,940      11,130       11,102
Liabilities
  Borrowings (b)(c) ..............     (a)    (240,519)   (244,069)  (244,069)        (a)     (205,371)   (207,670)    (207,670)
  Investment contract benefits....     (a)     (32,427)    (32,192)   (31,815)        (a)      (27,575)    (26,144)     (26,144)
  Insurance - financial
   guarantees and credit life (d). 271,208      (2,941)     (2,983)    (3,091)    239,940       (2,759)     (2,797)      (2,910)
  Other financial instruments.....   4,678        (629)       (590)      (590)      2,982       (1,184)     (1,114)      (1,114)
Special purpose entity support
  Credit and liquidity (e)(f).....  43,176        (712)       (712)      (712)     31,197         (630)       (630)        (630)
  Credit and liquidity - unused...   9,404           -           -          -       6,470            -           -            -
  Performance guarantees..........   3,759           -           -          -       2,870 (g)        -           -            -
   - unused.......................     441           -           -          -       1,330 (g)        -           -            -
Swap guarantees and other
   guarantees.....................   8,506           -           -          -       7,415 (g)        -           -            -
Other firm commitments
  Ordinary course of business
   lending commitments ...........   9,636           -           -          -       9,450            -           -            -
  Unused revolving credit lines
   Commercial ...................   27,770           -           -          -      19,372 (h)        -           -            -
   Consumer - principally
    credit cards ................  222,929           -           -          -     188,421            -           -            -

(a)  These financial instruments do not have notional amounts.
(b)  Includes effects of interest rate and currency swaps.
(c)  See note 10.
(d)  See note 11.
(e) Includes credit support of $14,496 million and $9,784 million at December 31, 2001 and 2000, respectively.
(f) Pre-tax gains on sales of financial assets through securitizations amounted to $1,327 million and $489 million in 2001 and 2000, respectively.
(g)  Reported, in total, as $7,895 million in 2000.
(h)  Reported as $11,278 million in 2000.

Derivatives and Hedging. The Corporation's global business activities routinely deal with fluctuations in interest rates, in currency exchange rates and in commodity and other asset prices. The Corporation applies strict policies to managing each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

On January 1, 2001, the Corporation adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as discussed in note 1. The paragraphs that follow provide additional information about derivatives and hedging relationships in accordance with the requirements of SFAS 133.

Cash flow hedges. Under SFAS 133, cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, the Corporation often borrows funds at a variable rate of interest. If the Corporation needs the funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, if a fixed rate loan is made, the Corporation will contractually commit to pay a fixed rate of interest to a counterparty who will pay the Corporation a variable rate of interest (an "interest rate swap"). This swap will then be designated as a cash flow hedge of the associated variable rate borrowing. If, as would be expected, the derivative is perfectly effective in offsetting variable interest in the borrowing, changes in its fair value are recorded in a separate component in equity and released to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided below.

The Corporation uses currency forwards, interest rate swaps and currency swaps, to optimize borrowing costs and investment returns. For example, currency swaps and non-functional currency borrowings together provide lower funding costs than could be achieved by issuing debt directly in a given currency.

Adoption of SFAS 133 resulted in a reduction of share owners' equity of $849 million at January 1, 2001. Of that amount, $288 million was transferred to earnings in 2001 along with the earnings effects of the related forecasted transactions for no net impact on earnings. At December 31, 2001, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $890 million, of which $603 million was expected to be transferred to earnings in 2002 along with the earnings effects of the related forecasted transactions. In 2001, there were no forecasted transactions that failed to occur. At December 31, 2001, the term of derivative instruments hedging forecasted transactions, except those related to variable interest on existing financial instruments, was zero.

Fair value hedges. Under SFAS 133, fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. For example, the Corporation will use an interest rate swap in which it receives a fixed rate of interest and pays a variable rate of interest to change the cash flow profile of a fixed rate borrowing to match the variable rate financial asset that it is funding. Changes in fair value of derivatives designated and effective as fair value hedges are recorded in earnings and are offset by corresponding changes in the fair value of the hedged item.

The Corporation uses interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effect of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed-rate borrowings and certain types of fixed-rate assets. Equity options are used to hedge price changes in investment securities and equity-indexed annuity liabilities at the Corporation.

Net investment hedges. The net investment hedge designation under SFAS 133 refers to the use of derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. At the Corporation, currency exposures that result from net investments in affiliates are managed principally by funding assets denominated in local currency with debt denominated in that same currency. In certain circumstances, such exposures are managed using currency forwards and currency swaps.

Derivatives not designated as hedges. SFAS 133 specifies criteria that must be met in order to apply any of the three forms of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. The Corporation uses derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described in the following paragraph. The Corporation also will occasionally receive derivatives, such as equity warrants, in the ordinary course of business. Under SFAS 133, derivatives that do not qualify for hedge accounting are marked to market through earnings.

The Corporation uses option contracts, including caps, floors and collars, as an economic hedge of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. For example, the Corporation uses equity options to hedge the risk of changes in equity prices embedded in insurance liabilities associated with annuity contracts written by GE Financial Assurance. The Corporation also uses interest rate swaps, purchased options and futures as an economic hedge of the fair value of mortgage servicing rights. The Corporation occasionally obtains equity warrants as part of sourcing or financing transactions. Although these instruments are considered to be derivatives under SFAS 133, their economic risk is similar to, and managed on the same basis as, other equity instruments held by the Corporation.

Earnings effects of derivatives. The table that follows provides additional information about the earnings effects of derivatives. In the context of hedging relationships, "effectiveness" refers to the degree to which fair value changes in the hedging instrument offset corresponding fair value changes in the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under SFAS 133 whether effective or not, and must therefore be marked to market through earnings. Time value of purchased options is the most common example of such elements in instruments used by the Corporation. Earnings effects of such items are shown in the following table as "amounts excluded from the measure of effectiveness."

December 31, 2001 (In millions)                                         Cash flow hedges          Fair value hedges
                                                                       ---------------------    ---------------------
Ineffectiveness................................................         $       7                $      28
Amounts excluded from the measure of effectiveness.............                 -                      (21)

At December 31, 2001, the fair value of derivatives in a gain position and recorded in "All other assets" is $2.1 billion and the fair value of derivatives in a loss position and recorded in "All other liabilities" is $3.6 billion.

The following table provides fair value information about derivative instruments for the year 2000. Following adoption of SFAS 133 on January 1, 2001, all derivative instruments are reported at fair value in the financial statements and similar disclosures for December 31, 2001, are not relevant.

                                                                                2000
                                              ------------------------------------------------------------------------
                                                                                    Assets (liabilities)
                                                                      ------------------------------------------------
                                                                           Carrying
                                                   Notional                 amount                    Estimated
  (In millions)                                     amount                   (net)                    fair value
  -----------------------------------------   ------------------      --------------------     -----------------------
  Assets
     Integrated swaps......................   $       22,911          $        (44)            $           (771)
     Purchased options.....................            9,832                   105                          164
     Options, including "floors"...........           21,984                   202                          208
     Interest rate swaps and futures.......            2,798                    29                           38
  Liabilities
     Interest rate swaps...................           52,681                     -                         (208)
     Currency swaps........................           24,314                     -                         (957)
     Currency forwards.....................           27,902                     -                          381
  Other firm commitments
     Currency forwards.....................            1,585                     8                           47
     Currency swaps........................              647                   292                          275

Counterparty credit risk. The risk that counterparties to derivative contracts will be financially unable to make payments to the Corporation according to the terms of the agreements is counterparty credit risk. Counterparty credit risk is managed on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty  exceeds  credit  exposure  limits in terms of  amounts  due to the
Corporation, typically as a result of changes in market conditions (see table below), no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. If the downgrade provisions had been triggered at December 31, 2001, the Corporation could have been required to disburse up to $2.8 billion and could have claimed $0.8 billion from counterparties -- the net fair value losses and gains. At December 31, 2001 and 2000, gross fair value gains amounted to $3.1 billion and $2.9 billion, respectively. At December 31, 2001 and 2000, gross fair value losses amounted to $5.1 billion and $3.7 billion, respectively.

As part of its ongoing activities, the Corporation enters into swaps that are integrated into investments in or loans to particular customers. Such integrated swaps not involving assumption of third-party credit risk are evaluated and monitored like their associated investments or loans and are not therefore subject to the same credit criteria that would apply to a stand-alone position. Except for such positions, all other swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Foreign exchange forwards with contractual maturities shorter than one year must be executed with counterparties having an A-1+/ P-1 credit rating and the credit limit for these transactions is $150 million.

Counterparty credit criteria                     Credit rating
                                         --------------------------------
                                             Moody's     Standard & Poor's
                                         -------------- -----------------
 Term of transaction
   Between one and five years ........        Aa3              AA-
   Greater than five years ...........        Aaa              AAA
 Credit exposure limits
   Up to $50 million .................        Aa3              AA-
   Up to $75 million .................        Aaa              AAA


NOTE 21. GEOGRAPHIC SEGMENT INFORMATION

The table below presents data by geographic region. Revenues shown below are classified according to their country of origin.

                                                Revenues                             Long-lived assets (c)
                                       For the years ended December 31                   At December 31
                               ----------------------------------------  ----------------------------------------
  (In millions)                    2001          2000          1999          2001          2000          1999
                               ------------  ------------  ------------  ------------  ------------  ------------
  United States .............   $ 35,230      $ 39,891      $ 34,063      $ 10,251      $ 11,032      $ 13,270
  Europe ....................     12,722        14,526        14,045         3,479         3,260         3,449
  Pacific Basin .............      5,806         7,147         3,722           986         1,146         1,280
  Global (a) ................      2,291         2,134         1,788        12,978        10,763         8,960
  Other (b) .................      2,304         2,479         2,131         1,647         1,615         1,682
                               ------------  ------------  ------------  ------------  ------------  ------------
   Total ....................   $ 58,353      $ 66,177      $ 55,749      $ 29,341      $ 27,816      $ 28,641
                               ============  ============  ============  ============  ============  ============

 (a) Consists of operations that cannot meaningfully be associated with specific geographic areas (for example, commercial aircraft and shipping containers used on ocean-going vessels).
 (b) Principally the Americas other than the United States.
 (c) Property, plant and equipment (including equipment leased to others).


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



Item 13. Certain Relationships and Related Transactions.

                                     Omitted

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1. Financial Statements

          Included in Part II of this report:

               Independent Auditors' Report

               Statement of  Earnings  for each of the  years in the  three-year period ended December 31, 2001

               Statement of  Changes  in Share  Owners'  Equity  for each of the years in the three-year period ended December 31, 2001

               Statement of Financial Position at December 31, 2001 and 2000

               Statement of Cash  Flows for each of the years in the  three-year period ended December 31, 2001

               Notes to Consolidated Financial Statements

             Incorporated by reference:

               The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2001 (pages F-1 through F-52) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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




   Exhibit
   Number                      Description
   -------                     ------------

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

     3(ii)A complete copy of the By-Laws of the Corporation as last amended on June 30, 1994, and currently in effect. (Incorporated by reference to Exhibit 3(ii) of the Corporation's Form 10-K Report for the year ended December 31, 1994).

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

    99(b) The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2001, (pages F-1 through F-52) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

    99(c) Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation (S.E.C. File No. 0-27394) for the year ended December 31, 2001 (Pages 5 through 10).

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

  (b)  Reports on Form 8-K

                                      None.

                         GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                             SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                   GENERAL ELECTRIC CAPITAL SERVICES, INC.

                             CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS


 For the years ended December 31 (In millions)                            2001             2000             1999
                                                                      -------------    -------------    -------------
 REVENUES ........................................................    $       (50)     $         7      $        26
                                                                      -------------    -------------    -------------
 EXPENSES:
  Interest .......................................................            348              449              378
  Operating and administrative ...................................            372              283              342
                                                                      -------------    -------------    -------------
 Loss before income taxes and equity in earnings of affiliates ...           (770)            (725)            (694)
 Income tax benefit ..............................................            221              206              194
 Equity in earnings of affiliates ................................          6,135            5,711            4,943
 Cumulative effect of accounting changes, net of tax..............           (169)               -                -
                                                                      -------------    -------------    -------------
 NET EARNINGS ....................................................          5,417            5,192            4,443
 Dividends paid ..................................................         (1,961)          (1,822)          (1,666)
 Retained earnings at January 1 ..................................         21,222           17,852           15,075
                                                                      -------------    -------------    -------------
 RETAINED EARNINGS AT DECEMBER 31 ................................    $    24,678      $    21,222      $    17,852
                                                                      =============    =============    =============

See notes to Condensed Financial Statements.


                         GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

                                    GENERAL ELECTRIC CAPITAL SERVICES, INC.

                                  CONDENSED STATEMENT OF FINANCIAL POSITION



 At December 31 (In millions)                                                               2001          2000
                                                                                       ------------  -------------
 ASSETS
 Cash and equivalents ................................................................ $         3    $         -
 Investment in and advances to affiliates ............................................      35,724         30,014
 Other assets.........................................................................         639            600
                                                                                       ------------   ------------
  Total assets ....................................................................... $    36,366    $    30,614
                                                                                       ============   ============
 LIABILITIES AND SHARE OWNERS' EQUITY
 Short-term borrowings ............................................................... $     6,830    $     6,696
 Long-term borrowings ................................................................         299            299
                                                                                       ------------   ------------
  Total borrowings....................................................................       7,129          6,995
 Accounts payable ....................................................................           1             12
 Other liabilities ...................................................................         146             85
                                                                                       ------------   ------------
  Total liabilities ..................................................................       7,276          7,092
                                                                                       ------------   ------------
 Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000
   shares issued and held primarily by affiliates at December 31, 2001 and 2000) .....         510            510
 Common stock, $1,000 (1,260 shares authorized at December 31, 2001 and 2000 and
   1,012 shares outstanding at December 31, 2001 and 2000) ...........................           1              1
 Additional paid-in capital ..........................................................       5,979          2,742
 Retained earnings ...................................................................      24,678         21,222
 Accumulated gains/(losses) - net:
   Investment securities held by affiliates - net (a) ................................        (348)             4
   Currency translation adjustments (a) ..............................................        (840)          (957)
   Derivatives qualifying as hedges (a) ..............................................        (890)             -
                                                                                       ------------   ------------
  Total share owners' equity .........................................................      29,090         23,522
                                                                                       ------------   ------------
  Total liabilities and share owners' equity ......................................... $    36,366    $    30,614
                                                                                       ============   ============

(a) The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was ($2,078) million and ($953) million at year-end 2001 and 2000, respectively.


See notes to Condensed Financial Statements.


                                 GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                              SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

                                            GENERAL ELECTRIC CAPITAL SERVICES, INC.

                                             CONDENSED STATEMENT OF CASH FLOWS



 For the years ended December 31 (In millions)                                2001            2000             1999
                                                                         --------------  -------------   ---------------
 CASH FROM OPERATING ACTIVITIES ...................................      $     1,705     $     2,210     $     1,387
                                                                         --------------  -------------   ---------------
 CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES
 Change in investment and advances to affiliates ..................           (2,852)           (562)             45
 Net change in other assets .......................................              (66)           (385)            115
                                                                         --------------  -------------   ---------------
   Cash from (used for) investing activities ......................           (2,918)           (947)            160
                                                                         --------------  -------------   ---------------
 CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
 Net change in borrowings (maturities of 90 days or less) .........              134             559             119
 Dividends paid ...................................................           (1,961)         (1,822)         (1,666)
 Capital contributions from GE ....................................            3,043               -               -
                                                                         --------------  -------------   ---------------
   Cash from (used for) financing activities ......................            1,216          (1,263)         (1,547)
                                                                         --------------  -------------   ---------------
 CHANGE IN CASH AND EQUIVALENTS DURING THE YEAR ...................                3              -               -

 CASH AND EQUIVALENTS AT BEGINNING OF YEAR ........................                -              -               -
                                                                         --------------  -------------   ---------------
 CASH AND EQUIVALENTS AT END OF YEAR ..............................      $         3     $        -      $        -
                                                                         ==============  =============   ===============

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

Dividends from affiliates

In 2001, GE Capital Services received dividends of $1,961 million from General Electric Capital Corporation ("GE Capital") and $216 million from other affiliates. In 2000, GE Capital Services received dividends of $1,480 million from General Electric Capital Corporation ("GE Capital") and $1,435 million from other affiliates.


                                GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

                                          SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING
                                             PROPERTY AND CASUALTY INSURANCE OPERATIONS

                                                             (In millions)




                      At December 31                                               Year ended December 31
         ------------------------------------------- -------------------------------------------------------------------------------
                                Discount
                                deducted
                                  from
                    Liability   liability                                      Claims and claims
                   for unpaid  for unpaid                                    adjustment expenses   Amortization    Paid
       Deferred    claims and  claims and              Earned                incurred related to:  of deferred    claims
        policy       claims      claims               premiums       Net     --------------------    policy     and claims
      acquisition  adjustment  adjustment   Unearned     and      investment   Current   Prior     acquisition  adjustment  Premiums
         costs      expenses    expenses    premiums commissions    income       Year    Years        costs      expenses   written
     ------------ ----------- ----------- ---------- ----------- ----------- ---------  --------  ------------ ----------- ---------
2001 $    1,062   $   23,363  $      439  $    4,840 $   7,748   $    1,540  $  5,511   $    535  $   1,687    $    6,687  $   7,803
     ============ =========== =========== ========== =========== =========== =========  ========  ============ =========== =========
2000 $    1,207   $   19,836  $      166  $    4,646 $   9,018   $    1,641  $  5,939   $    646  $   2,225    $    6,939  $   9,345
     ============ =========== =========== ========== =========== =========== =========  ========  ============ =========== =========
1999 $    1,089   $   19,683  $      334  $    4,505 $   8,185   $    1,464  $  5,211   $    185  $   2,088    $    5,854  $   8,424
     ============ =========== =========== ========== =========== =========== =========  ========  ============ =========== =========


                                                                   Exhibit 4 (a)



                                                                   March 7, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Subject: General Electric Capital Services, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001 - File No. 0-14804

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

                                         Very truly yours,

                                         GENERAL ELECTRIC CAPITAL SERVICES, INC.


                                         By: /s/ J.A. Parke
                                             ------------------------------
                                             J.A. Parke,
                                             Executive Vice President and
                                             Chief Financial Officer


                                                                                                          Exhibit 12 (a)

                                             GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                                   AND CONSOLIDATED AFFILIATES

                                         Computation of Ratio of Earnings to Fixed Charges


                                                                          Years ended December 31
                                                      -----------------------------------------------------------------
 (In millions)                                           2001          2000         1999         1998          1997
                                                      ------------  -----------  -----------  ------------  -----------
 Net earnings .....................................   $    5,417    $    5,192   $    4,443   $    3,796    $    3,256
 Provision for income taxes .......................        1,380         1,912        1,653        1,364         1,166
 Minority interest ................................          163           214          186          148           121
                                                      ------------  -----------  -----------  ------------  -----------
 Earnings before income taxes and minority interest        6,960         7,318        6,282        5,308         4,543
                                                      ------------  -----------  -----------  ------------  -----------
 Fixed charges:
   Interest .......................................       10,836        11,415        9,607        9,122         7,762
   One-third of rentals ...........................          335           392          356          296           245
                                                      ------------  -----------  -----------  ------------  -----------
 Total fixed charges ..............................       11,171        11,807        9,963        9,418         8,007
 Less interest capitalized, net of amortization ...          (88)         (121)         (87)         (88)          (52)
                                                      ------------  -----------  -----------  ------------  -----------
 Earnings before income taxes and minority interest,
   plus fixed charges .............................   $   18,043    $   19,004   $   16,158   $   14,638    $   12,498
                                                      ============  ===========  ===========  ============  ===========
 Ratio of earnings to fixed charges ...............         1.62          1.61         1.62         1.55          1.56
                                                      ============  ===========  ===========  ============  ===========


                                                                                                        Exhibit 12 (b)


                                          GENERAL ELECTRIC CAPITAL SERVICES, INC.
                                                AND CONSOLIDATED AFFILIATES



                  Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends


                                                                        Years ended December 31
                                                    -----------------------------------------------------------------
 (In millions)                                          2001          2000         1999         1998          1997
                                                    ------------  -----------  ------------ ------------  -----------
 Net earnings ....................................  $   5,417     $   5,192    $   4,443    $   3,796     $   3,256
 Provision for income taxes ......................      1,380         1,912        1,653        1,364         1,166
 Minority interest ...............................        163           214          186          148           121
                                                    ------------  -----------  ------------ ------------  -----------
 Earnings before income taxes and minority
   interest ......................................      6,960         7,318        6,282        5,308         4,543
                                                    ------------  -----------  ------------ ------------  -----------
 Fixed charges:
   Interest ......................................     10,836        11,415        9,607        9,122         7,762
   One-third of rentals ..........................        335           392          356          296           245
                                                    ------------  -----------  ------------ ------------  -----------
 Total fixed charges .............................     11,171        11,807        9,963        9,418         8,007
                                                    ------------  -----------  ------------ ------------  -----------
 Less interest capitalized, net of amortization ..        (88)         (121)         (87)         (88)          (52)
                                                    ------------  -----------  ------------ ------------  -----------
 Earnings before income taxes and minority
   interest, plus fixed charges ..................  $  18,043     $  19,004    $  16,158    $  14,638     $  12,498
                                                    ============  ===========  ============ ============  ===========
 Preferred stock dividend requirements ...........  $       1     $       1    $       1    $       1     $       1
 Ratio of earnings before provisions for income
   taxes to net earnings .........................       1.25          1.37         1.37         1.36          1.36
                                                    ------------  -----------  ------------ ------------  -----------
 Preferred stock dividend factor on pre-tax basis           1             1            1            1             1
   Fixed charges .................................     11,171        11,807        9,963        9,418         8,007
                                                    ------------  -----------  ------------ ------------  -----------
 Total fixed charges and preferred stock dividend
   requirements ..................................  $  11,172     $  11,808    $   9,964    $   9,419     $   8,008
                                                    ============  ===========  ============ ============  ===========
 Ratio of earnings to combined fixed charges and
   preferred stock dividends .....................       1.62         1.61          1.62         1.55         1.56
                                                    ============  ===========  ============ ============  ===========

                                                                 Exhibit 23 (ii)

To the Board of Directors
General Electric Capital Services, Inc.:

We consent to incorporation by reference in the Registration Statement (No. 33-7348) on Form S-3 of General Electric Capital Services, Inc., of our report dated February 8, 2002, relating to the statement of financial position of General Electric Capital Services, Inc. and consolidated affiliates as of December 31, 2001 and 2000, and the related statements of earnings, changes in share owners' equity and cash flows for each of the years in the three-year period ended December 31, 2001, and related schedules, which report appears in the December 31, 2001 annual report on Form 10-K of General Electric Capital Services, Inc.


/s/ KPMG LLP

Stamford, Connecticut
March 8, 2002

                                                                      Exhibit 24

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being directors and/or officers of General Electric Capital Services, Inc., a Delaware corporation (the "Corporation"), hereby constitutes and appoints Dennis D. Dammerman, James A. Parke, Joan C. Amble and Nancy E. Barton and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead in any and all capacities, to sign one or more Annual Reports for the Corporation's fiscal year ended December 31, 2001, on Form 10-K under the Securities Exchange Act of 1934, as amended, or such other form as such attorney-in-fact may deem necessary or desirable, any amendments thereto, and all additional amendments thereto in such form as they or any one of them may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done to the end that such Annual Report or Annual Reports shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations of the Securities and Exchange Commission adopted or issued pursuant thereto, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has hereunto set his hand this 7th day of March 2002.



/s/ Dennis D. Dammerman                      /s/ James A. Parke
-------------------------------              ---------------------------------
Dennis D. Dammerman,                         James A. Parke,
Chairman of the Board                        Director, Executive Vice President
(Principal Executive Officer)                and Chief Financial Officer
                                             (Principal Financial Officer)


                      /s/ Joan C. Amble
                      -------------------------------
                      Joan C. Amble,
                      Vice President and Controller
                      (Principal Accounting Officer)












                                                                   (Page 1 of 2)

/s/ Nancy E. Barton                    /s/ Denis J. Nayden
--------------------------------       ----------------------------------
Nancy E. Barton,                       Denis J. Nayden,
Director                               Director

/s/ James R. Bunt                      /s/ Michael A. Neal
--------------------------------       ----------------------------------
James R. Bunt,                         Michael A. Neal,
Director                               Director

                                       /s/ James A. Parke
--------------------------------       ----------------------------------
David L. Calhoun,                      James A. Parke,
Director                               Director

/s/ Dennis D. Dammerman                /s/ Ronald R. Pressman
--------------------------------       ----------------------------------
Dennis D. Dammerman,                   Ronald R. Pressman,
Director                               Director

                                       /s/ Gary M. Reiner
--------------------------------       ----------------------------------
Scott C. Donnelly,                     Gary M. Reiner,
Director                               Director

/s/ Michael D. Fraizer                 /s/ Gary L. Rogers
--------------------------------       ----------------------------------
Michael D. Fraizer,                    Gary L. Rogers,
Director                               Director

/s/ Arthur H. Harper                   /s/ John M. Samuels
--------------------------------       ----------------------------------
Arthur H. Harper,                      John M. Samuels,
Director                               Director

                                       /s/ Keith S. Sherin
--------------------------------       ----------------------------------
Benjamin W. Heineman, Jr.,             Keith S. Sherin,
Director                               Director

/s/ Jeffrey R. Immelt                  /s/ Edward D. Stewart
--------------------------------       ----------------------------------
Jeffrey R. Immelt,                     Edward D. Stewart,
Director                               Director

/s/ Robert Jeffe                       /s/ Robert C. Wright
--------------------------------       ----------------------------------
Robert Jeffe,                          Robert C. Wright,
Director                               Director


--------------------------------
John H. Myers,
Director



A MAJORITY OF THE BOARD OF DIRECTORS
                                                                   (Page 2 of 2)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENERAL ELECTRIC CAPITAL SERVICES, INC.

       March 7 , 2002           By:            /s/ Dennis D. Dammerman
                                        ----------------------------------------
                                                 (Dennis D. Dammerman)
                                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         Signature                            Title                     Date

  /s/ Dennis D. Dammerman     Chairman of the Board                March 7, 2002
-----------------------------
   (Dennis D. Dammerman)      (Principal Executive Officer)


    /s/ James A. Parke        Executive Vice President and         March 7, 2002
-----------------------------
     (James A. Parke)         Chief Financial Officer
                              (Principal Financial Officer)

     /s/ Joan C. Amble        Vice President and Controller        March 7, 2002
-----------------------------
      (Joan C. Amble)         (Principal Accounting Officer)


NANCY E. BARTON*                          Director
JAMES R. BUNT*                            Director
DENNIS D. DAMMERMAN*                      Director
MICHAEL D. FRAIZER*                       Director
ARTHUR H. HARPER*                         Director
JEFFREY R. IMMELT*                        Director
ROBERT JEFFE*                             Director
DENIS J. NAYDEN*                          Director
MICHAEL A. NEAL*                          Director
JAMES A. PARKE*                           Director
RONALD R. PRESSMAN*                       Director
GARY M. REINER*                           Director
GARY L. ROGERS*                           Director
JOHN M. SAMUELS*                          Director
KEITH S. SHERIN*                          Director
EDWARD D. STEWART*                        Director
ROBERT C. WRIGHT*                         Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:         /s/ Joan C. Amble                                     March 7, 2002
         ---------------------------
              (Joan C. Amble)
              Attorney-in-fact