Form 10-Q
period 2002-09-28
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2002-10-29
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-14804

GENERAL ELECTRIC CAPITAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1109503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Long Ridge Road, Stamford, Connecticut	06927
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (203) 357-4000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

At October 28, 2002, 1,012 shares of common stock with a par value of $1,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis of Results of Operations	7
Item 4. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22
Exhibit 12. Computation of Ratio of Earnings to Fixed Charges and Computation
of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
24
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
25
Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
26

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Condensed Statement of Current and Retained Earnings

(Unaudited)
	Third quarter ended		Nine months ended
(Dollars in millions)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Revenues
Revenues from services	$14,202	$12,520	$40,238	$39,614
Sales of goods	779	778	2,494	2,806
	14,981	13,298	42,732	42,420
Expenses
Interest	2,645	2,503	7,362	8,072
Operating and administrative	4,101	3,455	11,509	11,584
Cost of goods sold	673	692	2,237	2,519
Insurance losses and policyholder and annuity benefits	4,227	3,618	11,465	10,853
Provision for losses on financing receivables	640	567	2,087	1,546
Depreciation and amortization of buildings and equipment and equipment on operating leases	983	924	2,703	2,514
Minority interest in net earnings of consolidated affiliates	39	27	113	126
	13,308	11,786	37,476	37,214
Earnings
Earnings before income taxes and accounting changes	1,673	1,512	5,256	5,206
Provision for income taxes	(122)	(211)	(721)	(1,027)
Earnings before accounting changes	1,551	1,301	4,535	4,179
Cumulative effect of accounting changes	-	-	(1,015)	(169)
Net Earnings	1,551	1,301	3,520	4,010
Dividends	(550)	(454)	(1,511)	(1,460)
Retained earnings at beginning of period	25,686	22,925	24,678	21,222
Retained earnings at end of period	$26,687	$23,772	$26,687	$23,772

See Notes to Condensed, Consolidated Financial Statements.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Condensed Statement of Financial Position
(Dollars in millions)	September 28, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and equivalents	$9,295	$7,314
Investment securities	114,846	100,138
Financing receivables:
Time sales and loans, net of deferred income	134,909	122,686
Investment in financing leases, net of deferred income	58,373	56,147
	193,282	178,833
Allowance for losses on financing receivables	(5,065)	(4,801)
Financing receivables - net	188,217	174,032
Insurance receivables - net	29,528	27,317
Other receivables - net	14,383	13,267
Inventories	251	270
Equipment on operating leases (at cost), less accumulated amortization of $10,532 and $9,135	29,085	27,320
Intangible assets	22,527	20,757
Other assets	65,240	55,069
Total assets	$473,372	$425,484

Liabilities and share owners equity
Short-term borrowings	$128,307	$160,844
Long-term borrowings:
Senior	132,030	77,920
Subordinated	1,255	1,171
Insurance liabilities, reserves and annuity benefits	131,935	114,223
Other liabilities	33,615	30,352
Deferred income taxes	10,213	8,117
Total liabilities	437,355	392,627

Minority interest in equity of consolidated affiliates	4,435	4,267
Accumulated gains/(losses) - net
Investment securities	1,671	(348)
Currency translation adjustments	(742)	(840)
Derivatives qualifying as hedges	(2,006)	(890)
Accumulated non-owner changes in share owners' equity	(1,077)	(2,078)
Capital stock	11	11
Additional paid-in capital	5,961	5,979
Retained earnings	26,687	24,678
Total share owners' equity	31,582	28,590
Total liabilities and share owners' equity	$473,372	$425,484

See Notes to Condensed, Consolidated Financial Statements.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Condensed Statement of Cash Flows

(Unaudited)
	Nine months ended
(Dollars in millions)	September 28, 2002	September 29, 2001
Cash Flows from Operating Activities
Net earnings	$3,520	$4,010
Adjustments to reconcile net earnings to cash provided from operating activities:
Cumulative effect of accounting changes	1,015	169
Provision for losses on financing receivables	2,087	1,546
Depreciation and amortization of buildings and equipment and equipment on operating leases	2,703	2,514
Other - net	7,776	5,926
Cash from operating activities	17,101	14,165

Cash Flows from Investing Activities
Increase in loans to customers	(138,317)	(95,501)
Principal collections from customers - loans	131,666	89,407
Investment in equipment for financing leases	(13,704)	(11,654)
Principal collections from customers - financing leases	11,518	11,357
Net change in credit card receivables	(2,016)	2,412
Buildings and equipment and equipment on operating leases:
- additions	(6,855)	(9,505)
- dispositions	4,395	5,663
Payments for principal businesses purchased, net of cash acquired	(5,542)	(6,100)
Purchases of securities by insurance and annuity businesses	(47,756)	(36,414)
Dispositions and maturities of securities by insurance and annuity businesses	40,176	30,203
Other - net	(4,133)	(212)
Cash used for investing activities	(30,568)	(20,344)

Cash Flows from Financing Activities
Net change in borrowings (maturities 90 days or less)	(39,128)	(119)
Newly issued debt:
- short-term (maturities 91-365 days)	2,115	3,717
- long-term (longer than one year)	75,129	13,347
Proceeds - nonrecourse, leveraged lease debt	788	1,321
Repayments and other reductions:
- short-term (maturities 91-365 days)	(21,139)	(5,951)
- long-term (longer than one year)	(4,276)	(4,222)
Principal payments - nonrecourse, leveraged lease debt	(286)	(206)
Proceeds from sales of investment contracts	6,216	5,534
Cash received upon assumption of insurance liabilities	2,813	-
Redemption of investment contracts	(5,273)	(5,304)
Cash contributions from parent company	-	395
Dividends paid	(1,511)	(1,460)
Cash from financing activities	15,448	7,052

Increase/(decrease) in Cash and Equivalents During the Period	1,981	873
Cash and Equivalents at Beginning of Period	7,314	6,052

Cash and Equivalents at End of Period	$9,295	$6,925

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

        GECS ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously-reported segment information to correspond to the earnings measurements by which businesses were to be evaluated. As required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information, previously reported segment results (presented under the heading Operating Segments on pages 8 and 13), have been restated to be consistent with 2002 reporting. Goodwill amortization expense for the third quarter and nine months ended September 29, 2001, was $187 million ($146 million after tax) and $533 million ($419 million after tax), respectively. The effect on earnings of excluding such goodwill amortization from the third quarter and first nine months of 2001 follow:
Third quarter ended			Nine months ended
(Dollars in millions)	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Earnings before accounting changes	$1,551	$1,301	$4,535	$4,179
Earnings before accounting changes, excluding 2001 goodwill amortization	$1,551	$1,447	$4,535	$4,598
Net earnings	$1,551	$1,301	$3,520	$4,010
Net earnings, excluding 2001 goodwill amortization	$1,551	$1,447	$3,520	$4,429

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

	At September 28, 2002		At December 31, 2001
Intangibles Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(Dollars in millions)
Present value of future profits (PVFP)	$ 5,237	$ (2,722)	$ 4,744	$ (2,546)
Capitalized software	1,440	(572)	1,307	(406)
Servicing assets	3,763	(3,191)	3,768	(2,629)
All other	834	(496)	1,092	(506)
Total	$ 11,274	$ (6,981)	$ 10,911	$ (6,087)

        Amortization expense related to intangible assets, excluding goodwill, for the third quarter of 2002 and 2001 was $515 million and $408 million, respectively and for the first nine months of 2002 and 2001 was $1,236 million and $1,029 million, respectively. The estimated percentage of the December 31, 2001 net PVFP balance to be amortized over each of the next five years follows:
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

Goodwill

Goodwill balances follow:
(Dollars in millions)	GE Commercial Finance	GE Consumer Finance	GE Equipment Management	GE Insurance	All Other GECS	Total
Balance, December 31, 2001	$6,235	$3,826	$1,160	$3,372	$1,340	$15,933
Acquisitions/Purchase Accounting Adjustments	1,293	1,137	13	535	-	2,978
Transition Impairment (Pre-Tax)	-	-	-	-	(1,204)	(1,204)
All Other	49	180	45	255	(2)	527
Balance, September 28, 2002	$7,577	$5,143	$1,218	$4,162	$134	$18,234

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

        5.    A summary of increases/(decreases) in share owners' equity that do not result directly from transactions with share owners, net of income taxes, follows:

	Third quarter ended
(Dollars in millions)	September 28, 2002	September 29, 2001

Net earnings	$1,551	$1,301
Investment securities - net changes in value	1,441	432
Currency translation adjustments - net	187	(84)
Derivatives qualifying as hedges - net changes in value	(673)	(487)
Total	$2,506	$1,162

	Nine months ended
(Dollars in millions)	September 28, 2002	September 29, 2001

Net earnings	$3,520	$4,010
Investment securities - net changes in value	2,019	366
Currency translation adjustments - net	98	74
Derivatives qualifying as hedges - net changes in value	(1,116)	(565)
Cumulative effect on share owners' equity of adopting SFAS 133	-	(849)
Total	$4,521	$3,036

        6.    Revenues and net earnings before accounting changes of GECS, by operating segment, for the third quarters and nine months ended September 28, 2002 and September 29, 2001, can be found in the consolidated tables on pages 8 and 13 of this report, respectively.

Item 2.     Management's Discussion and Analysis of Results of Operations

A.     Results of Operations - Third quarter of 2002 compared with third quarter of 2001

Overview

        GECS net earnings before accounting changes (discussed in notes 3 and 4 to the condensed, consolidated financial statements) for the third quarter of 2002 were $1,551 million, a $250 million (19%) increase from the third quarter of 2001. Excluding the effect of the prior-year goodwill amortization ($146 million after tax), net earnings before accounting changes increased 7%. This increase resulted from the lack of a current year counterpart to the losses arising from the events of September 11 at GE Insurance, higher asset gains primarily at GE Commercial Finance, origination growth primarily at GE Commercial Finance and GE Consumer Finance, the effects of acquisitions primarily at GE Commercial Finance as well as increased tax benefits from growth in low taxed earnings from international operations and a favorable tax settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts at GE Insurance. These increases were partially offset by adverse development on prior-year losses at GE Insurance, lower securitization gains primarily at GE Commercial Finance, lower investment gains primarily at GE Insurance and increased losses on investments at GE Equity. Contributions from acquired companies to net earnings in the third quarter of 2002 and 2001 were approximately $83 million and $43 million, respectively. Acquisitions are integrated as quickly as possible; only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

Operating Results

        Total revenues increased $1,683 million (13%) to $14,981 million for the third quarter of 2002, compared with $13,298 million for the third quarter of 2001. This increase resulted from the effects of acquisitions and origination growth primarily at GE Commercial Finance and GE Consumer Finance and the lack of a current year counterpart to the losses arising from the events of September 11 and higher premiums earned in the current year at GE Insurance, offset by lower securitization gains across all segments, and the absence of a current year counterpart to Americom which was divested in the fourth quarter of 2001.

        Interest expense on borrowings for the third quarter of 2002 was $2,645 million, 6% higher than for the third quarter of 2001. The increase reflected the effects of higher average borrowings used to finance acquisitions and asset growth partially offset by the effects of lower interest rates. The average composite interest rate on GECS' borrowings for the third quarter of 2002 was 4.18% compared with 4.89% in the third quarter of 2001.

        Operating and administrative expenses were $4,101 million for the third quarter of 2002, a 19% increase over the third quarter of 2001. The increase resulted from the effects of acquisitions at GE Commercial Finance and GE Consumer Finance, the 2001 reduction in insurance commissions as a result of the events of September 11 and increased commissions in the current year relating to volume increases at GE Insurance, partially offset by the absence of amortization expense related to goodwill, as in accordance with SFAS 142 GECS ceased amortizing goodwill effective January 1, 2002.

        Cost of goods sold is associated with activities of GECS' computer equipment distribution business. This cost amounted to $673 million for the third quarter of 2002, compared with $692 million for the third quarter of 2001. The decrease primarily reflected volume declines at IT Solutions.

        Insurance losses and policyholder and annuity benefits increased $609 million to $4,227 million for the third quarter of 2002, compared with the third quarter of 2001. The increase is primarily a result of adverse development on loss reserves at GE Global Insurance Holdings (the principal subsidiary of which is Employers Reinsurance Corporation - ERC), increased premium volume and the effects of acquisitions at GE Financial Assurance.

        Provision for losses on financing receivables were $640 million for the third quarter of 2002 compared with $567 million for the third quarter of 2001. These provisions principally relate to consumer receivables and leases (private-label credit cards, bank credit cards, personal loans and auto loans) as well as commercial receivables (commercial, industrial, and equipment loans and leases), all of which are discussed below under Portfolio Quality. The increase in the provision primarily reflected higher credit losses as well as higher receivable balances. Future provisions for losses will depend primarily on the size of the portfolio, which is expected to continue to grow, and on associated business and economic conditions.

        Depreciation and amortization of buildings and equipment and equipment on operating leases increased to $983 million for the third quarter of 2002, compared with $924 million for the third quarter of 2001. The increase was principally the result of higher levels of equipment on operating leases at GE Commercial Finance, primarily reflecting origination growth and acquisitions, partially offset by the divestiture of Americom.

        Provision for income taxes was $122 million for the third quarter of 2002 (an effective tax rate of 7.3%), compared with $211 million for the third quarter of 2001 (an effective tax rate of 14.0%). The lower effective tax rate primarily reflected the effect of increased low taxed earnings from international operations and the benefits of a favorable settlement at GE Insurance with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts.

Operating Segments

        Revenues and net earnings before accounting changes of GECS, by operating segment, for the third quarters ended September 28, 2002 and September 29, 2001 are summarized and discussed below. Third quarter 2002 and 2001 amounts have been reclassified to conform to the new business segments formed as a consequence of the reorganization of GECS' businesses as announced by its parent, General Electric Company ("GE") on July 26, 2002, and changes in the amortization of goodwill, effective as of January 1, 2002.

Consolidated
	Third quarter ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
GE Commercial Finance	$4,145	$3,489
GE Consumer Finance	2,701	2,343
GE Equipment Management	1,073	1,159
GE Insurance	6,197	5,186
All Other GECS	865	1,121
Total revenues	$14,981	$13,298

Net earnings
GE Commercial Finance	$881	$751
GE Consumer Finance	501	453
GE Equipment Management	82	108
GE Insurance	211	112
All Other GECS	(124)	23
Net earnings	1,551	1,447
Amortization of goodwill	-	(146)
Net Earnings - as reported	$1,551	$1,301

                Following is a discussion of revenues and net earnings from operating segments for the third quarter of 2002 and 2001.

            GE Commercial Finance
	Third quarter ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
Commercial Equipment Financing	$1,278	$1,240
Real Estate	552	471
Aviation Services (GECAS)	741	497
Structured Finance Group	323	275
Commercial Finance	615	473
Vendor Financial Services	569	533
Other GE Commercial Finance	67	-

Total revenues	$4,145	$3,489

Net earnings
Commercial Equipment Financing	$184	$186
Real Estate	182	170
Aviation Services (GECAS)	129	88
Structured Finance Group	122	113
Commercial Finance	205	115
Vendor Financial Services	91	80
Other GE Commercial Finance	(32)	(1)

Net earnings	$881	$751

        GE Commercial Finance revenues and net earnings increased 19% and 17%, respectively, in the third quarter of 2002 compared with the third quarter of 2001. The increase in revenues principally reflected acquisitions across all businesses, origination growth, and higher asset sales at GECAS, partially offset by lower securitization gains. The increase in net earnings reflected higher asset gains at GECAS, origination growth and the effects of acquisitions across all businesses, partially offset by lower securitization gains. Other GE Commercial Finance principally includes 2002 revenues of $66 million and net earnings of $17 million of the Healthcare Financial Services business acquired in October 2001.

GE Consumer Finance
	Third quarter ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
Global Consumer Finance	$1,787	$1,376
GE Card Services	912	967
Other GE Consumer Finance	2	-

Total revenues	$2,701	$2,343

Net earnings
Global Consumer Finance	$354	$271
GE Card Services	149	184
Other GE Consumer Finance	(2)	(2)

Net earnings	$501	$453

        GE Consumer Finance revenues and net earnings increased 15% and 11%, respectively, compared with the third quarter of 2001. Higher segment revenues and net earnings resulted primarily from acquisitions and international origination growth, partially offset by lower securitization gains at GE Card Services.

GE Equipment Management
	Third quarter ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
GE Equipment Management revenues	$1,073	$1,159

Net earnings
GE Equipment Management net earnings	$82	$108

        GE Equipment Management revenues and net earnings decreased 7% and 24%, respectively, compared with the third quarter of 2001. The decrease in revenues was attributable to lower asset utilization. The decrease in net earnings was principally attributable to the lack of a current-year counterpart to prior-year tax benefits from a restructuring at Penske and decreased utilization.

GE Insurance
	Third quarter ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
GE Financial Assurance	$3,209	$3,084
Mortgage Insurance	265	247
GE Global Insurance Holdings	2,585	1,684
Other GE Insurance	138	171

Total revenues	$6,197	$5,186

Net earnings
GE Financial Assurance	$182	$169
Mortgage Insurance	124	114
GE Global Insurance Holdings	(156)	(229)
Other GE Insurance	61	58

Net earnings	$211	$112

        GE Insurance revenues and net earnings increased 19% and 88%, respectively, in the third quarter of 2002 reflecting approximately $575 million ($386 million after tax) insurance losses arising from the events of September 11, 2001, at GE Global Insurance Holdings. Ordinarily, insurance losses are recorded on the corresponding line in the Statement of Earnings. In this case, however, the losses were recoverable under retrocession coverage, so that no net losses were recorded.  However, the retrocession policies required a premium payment of $821 million (reported as a reduction of revenues), on which the business retained a ceding commission of $246 million (reported as a reduction of insurance acquisition costs).

        Revenues also benefited from recent increases in pricing and growth within certain niche markets at GE Global Insurance Holdings as well as acquisition and origination growth at GE Financial Assurance. These increases were partially offset by selective exits from certain lines of business and customer relationships as part of a portfolio review at GE Global Insurance Holdings. Investment gains were also lower in 2002.

        Net earnings also benefited by $75 million from the recognition of a favorable tax settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts and productivity benefits at GE Financial Assurance, partially offset by adverse development and adjustments to estimates of prior-year loss events at GE Global Insurance Holdings and lower investment gains.

All Other GECS
	Third quarter ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
IT Solutions	$878	$905
GE Equity	(206)	(83)
Americom	-	131
Other	193	168

Total revenues	$865	$1,121

Net earnings
IT Solutions	$(6)	$(3)
GE Equity	(167)	(98)
Americom	-	109
Other	49	15

Net earnings	$(124)	$23

        All Other GECS includes, pursuant to SFAS 131, GECS activities and businesses that management does not measure within one of the four GECS segments.

        Two factors explain these results:

  GE Equity -- GE Equity manages equity investments in early-stage, early growth, pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the third quarter of 2002 reflected increased losses on investments including losses in the telecommunications and software industries. During the third quarter of 2002 and 2001, losses on GE Equity's investments exceeded gains and other investment income, resulting in negative revenues and earnings.

  Other -- Other includes GECS corporate function expenses, liquidating businesses and other non-segment aligned operations, the most significant of which were Auto Financial Services, Mortgage Services, and GE Auto and Home. The increase in net earnings reflects tax benefits from growth in low taxed earnings from international operations, partially offset by the effects of product line exits.

B.     Results of Operations - First nine months of 2002 compared with first nine months of 2001

Overview

        GECS net earnings before accounting changes (discussed in notes 3 and 4 to the condensed, consolidated financial statements) for the first nine months of 2002 were $4,535 million, a $356 million (9%) increase from the first nine months of 2001. Excluding the effect of the prior-year goodwill amortization ($419 million after tax), net earnings before accounting changes decreased 1%. This decrease resulted from adverse development and adjustments to estimates of prior-year loss events and lower investment gains at GE Insurance, lower securitization gains across all segments and the lack of a current year counterpart to the divestiture of Americom. These decreases were offset by lack of a current year counterpart to the losses arising from the events of September 11 at GE Insurance, acquisitions predominantly at GE Commercial Finance, origination growth primarily at GE Consumer Finance and GE Commercial Finance, as well as increased tax benefits from growth in low taxed earnings from international operations and favorable tax settlements with the Internal Revenue Service. Contributions from acquired companies to net earnings in the first nine months of 2002 and 2001 were approximately $400 million and $80 million, respectively. Acquisitions are integrated as quickly as possible; only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

Operating Results

        Total revenues increased $312 million (1%) to $42,732 million for the first nine months of 2002, compared with $42,420 million for the first nine months of 2001. This increase resulted from acquisitions primarily at GE Commercial Finance and GE Consumer Finance, lack of a current year counterpart to the losses arising from the events of September 11 at GE Insurance and origination growth, partially offset by reduced market interest rates primarily at GE Commercial Finance, lower investment gains across all segments, increased estimates of prior-year loss events at GE Insurance, the absence of revenues from Americom which was divested in the fourth quarter of 2001, volume decreases at IT Solutions, and lower securitization gains across all segments.

        Interest expense on borrowings for the first nine months of 2002 was $7,362 million, 9% lower than for the first nine months of 2001. The decrease reflected the effects of lower interest rates, partially offset by the effects of higher average borrowings used to finance acquisitions and asset growth. The average composite interest rate on GECS' borrowings for the first nine months of 2002 was 4.08% compared with 5.39% in the first nine months of 2001.

        Operating and administrative expenses were $11,509 million for the first nine months of 2002, a 1% decrease compared with the first nine months of 2001. The decrease reflected productivity gains and the absence of amortization expense related to goodwill, as in accordance with SFAS 142 GECS ceased amortizing goodwill effective January 1, 2002. These decreases were partially offset by operating and administrative expenses associated with recent acquisitions, the 2001 reduction in insurance commissions as a result of the events of September 11 and increased commissions in the current year relating to volume increase at GE Insurance.

        Cost of goods sold is associated with activities of GECS' computer equipment distribution business. This cost amounted to $2,237 million for the first nine months of 2002, compared with $2,519 million for the first nine months of 2001. The decrease primarily reflected volume declines at IT Solutions.

        Insurance losses and policyholder and annuity benefits increased $612 million to $11,465 million for the first nine months of 2002, compared with the first nine months of 2001. The increase is primarily a result of adverse development on loss reserves at GE Global Insurance Holdings (the principal subsidiary of which is Employers Reinsurance Corporation - ERC) and the effects of acquisitions at GE Financial Assurance, offset by favorable development on prior-year loss reserves at Mortgage Insurance.

        Provision for losses on financing receivables were $2,087 million for the first nine months of 2002 compared with $1,546 million for the first nine months of 2001. These provisions principally relate to consumer receivables and leases (private-label credit cards, bank credit cards, personal loans and auto loans) as well as commercial receivables (commercial, industrial, and equipment loans and leases), all of which are discussed below under Portfolio Quality. The increase in the provision primarily reflected higher credit losses as well as higher receivable balances. Future provisions for losses will depend primarily on the size of the portfolio, which is expected to continue to grow, and on associated business and economic conditions.

        Depreciation and amortization of buildings and equipment and equipment on operating leases increased to $2,703 million for the first nine months of 2002, compared with $2,514 million for the first nine months of 2001. The increase was principally the result of higher levels of equipment on operating leases at GE Commercial Finance, primarily reflecting origination growth and acquisitions, partially offset by the divestiture of Americom.

        Provision for income taxes was $721 million for the first nine months of 2002 (an effective tax rate of 13.7%), compared with $1,027 million for the first nine months of 2001 (an effective tax rate of 19.7%). The lower effective tax rate primarily reflected the effect of increased low taxed earnings from international operations and favorable tax settlements with the Internal Revenue Service.

Operating Segments

        Revenues and net earnings before accounting changes of GECS, by operating segment, for the first nine months of 2002 and 2001 are summarized and discussed below. The first nine months of 2002 and 2001 amounts have been reclassified to conform to the new business segments formed as a consequence of the reorganization of GECS' businesses as announced by its parent, General Electric Company ("GE") on July 26, 2002, and changes in the amortization of goodwill, effective as of January 1, 2002.

Consolidated

	Nine months ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
GE Commercial Finance	$11,623	$10,111
GE Consumer Finance	7,536	7,110
GE Equipment Management	3,154	3,312
GE Insurance	17,228	17,353
All Other GECS	3,191	4,534

Total revenues	$42,732	$42,420

Net earnings
GE Commercial Finance	$2,330	$2,064
GE Consumer Finance	1,529	1,354
GE Equipment Management	222	364
GE Insurance	621	969
All Other GECS	(167)	(153)

Total earnings before accounting changes	4,535	4,598
Cumulative effect of accounting changes	(1,015)	(169)

Net earnings	3,520	4,429
Amortization of goodwill	-	(419)
Net Earnings - as reported	$3,520	$4,010

        Following is a discussion of revenues and net earnings from operating segments for the nine months ended September 28, 2002 and September 29, 2001.

        For purposes of this discussion, earnings before accounting changes are referred to as "net earnings."

GE Commercial Finance
	Nine months ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
Commercial Equipment Financing	$3,529	$3,193
Real Estate	1,570	1,530
Aviation Services (GECAS)	1,992	1,602
Structured Finance Group	915	862
Commercial Finance	1,779	1,433
Vendor Financial Services	1,658	1,491
Other GE Commercial Finance	180	-

Total revenues	$11,623	$10,111

Net earnings
Commercial Equipment Financing	$517	$425
Real Estate	477	425
Aviation Services (GECAS)	341	373
Structured Finance Group	376	325
Commercial Finance	450	320
Vendor Financial Services	232	199
Other GE Commercial Finance	(63)	(3)

Net earnings	$2,330	$2,064

        GE Commercial Finance revenues and net earnings increased 15% and 13%, respectively, in the first nine months of 2002 compared with the first nine months of 2001. The increase in revenues principally reflected acquisitions across all businesses, origination growth and increased asset sales at GECAS, partially offset by reduced market interest rates and lower securitization gains. The increase in net earnings resulted from acquisitions across all businesses, origination growth and increased asset sales at GECAS, partially offset by increased credit losses in 2002 and lower securitization gains. Other GE Commercial Finance principally includes 2002 revenues of $179 million and net earnings of $48 million of the Healthcare Financial Services business acquired in October 2001.

GE Consumer Finance
	Nine months ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
Global Consumer Finance	$4,758	$4,064
GE Card Services	2,777	3,045
Other GE Consumer Finance	1	1

Total revenues	$7,536	$7,110

Net earnings
Global Consumer Finance	$997	$810
GE Card Services	536	548
Other GE Consumer Finance	(4)	(4)

Net earnings	$1,529	$1,354

        GE Consumer Finance net earnings increased 13% on revenues that were 6% higher compared with the first nine months of 2001. Revenues increased primarily as a result of acquisitions and increased international originations, partially offset by lower securitization gains at GE Card Services and reduced revenues related to exited businesses. The increase in net earnings resulted from international origination growth, productivity benefits and acquisitions, partially offset by lower securitization gains at GE Card Services.

GE Equipment Management
	Nine months ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
GE Equipment Management revenues	$3,154	$3,312

Net earnings
GE Equipment Management net earnings	$222	$364

        GE Equipment Management revenues decreased 5% and net earnings decreased 39% in the first nine months of 2002. The decrease in revenues and net earnings reflected decreased utilization. Net earnings also reflected the lack of a current-year counterpart to prior-year tax benefits from a restructuring at Penske.

GE Insurance
	Nine months ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
GE Financial Assurance	$9,009	$9,382
Mortgage Insurance	801	826
GE Global Insurance Holdings	7,068	6,746
Other GE Insurance	350	399

Total revenues	$17,228	$17,353

Net earnings
GE Financial Assurance	$408	$477
Mortgage Insurance	357	331
GE Global Insurance Holdings	(312)	57
Other GE Insurance	168	104

Net earnings	$621	$969

        GE Insurance revenues decreased 1% in the first nine months of 2002 primarily as a result of increased estimates of prior-year loss events at GE Global Insurance Holdings, insurance policyholder redemptions associated with the Toho Mutual Life Insurance Company acquisition and lower investment gains at GE Financial Assurance, including a $167 million pretax impairment on WorldCom, Inc. bonds. Partial offsets were 2002 acquisitions and insurance losses arising from the events of September 11, 2001, at GE Global Insurance Holdings -- approximately $575 million ($386 million after-tax).  Ordinarily, insurance losses are recorded on the corresponding line in the Statement of Earnings. In this case, however, the losses were recoverable under retrocession coverage, so that no net losses were recorded.  However, the retrocession policies required a premium payment of $821 million (reported as a reduction of revenues), on which the business retained a ceding commission of $246 million (reported as a reduction of insurance acquisition costs).

        Net earnings decreased 36% in the first nine months of 2002 resulting from adverse development and adjustments to estimates of prior-year loss events at GE Global Insurance Holdings, as well as lower investment gains primarily at GE Financial Assurance, including a $110 million after-tax impairment on WorldCom Inc. bonds. These decreases were partially offset by the events of September 11, 2001, discussed above, increases in productivity and the $75 million benefit from the recognition of a favorable tax settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts at GE Financial Assurance.

All Other GECS
	Nine months ended
(Dollars in millions)	9/28/02	9/29/01
Revenues
IT Solutions	$2,788	$3,216
GE Equity	(348)	(193)
Americom	-	486
Other	751	1,025

Total revenues	$3,191	$4,534

Net earnings
IT Solutions	$(1)	$(10)
GE Equity	(322)	(279)
Americom	-	234
Other	156	(98)

Net earnings	$(167)	$(153)

        All Other GECS includes, pursuant to SFAS 131, GECS activities and businesses that management does not measure within one of the four GECS segments.

        Two factors explain these results:

  GE Equity -- Revenues and net earnings during the first nine months of 2002 reflected increased losses on investments including losses in the telecommunications and software industries. During the first nine months 2002 and 2001, losses on GE Equity's investments exceeded gains and other investment income, resulting in negative revenues and earnings.

  Other - Revenues decreased primarily because of Auto Financial Services, which stopped accepting new business in 2000. Net earnings increased primarily because of favorable tax settlement with the Internal Revenue Service regarding the deductibility of previously realized losses associated with the disposition of Kidder Peabody and tax benefits from growth in low taxed earnings from international operations. Productivity was also favorable in 2002.

Portfolio Quality

        Financing Receivables is the largest category of assets for GECS and represents one of its primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $193.3 billion at September 28, 2002, from $178.8 billion at the end of 2001, as discussed in the following paragraphs. The related allowance for losses at September 28, 2002, amounted to $5.1 billion ($4.8 billion at the end of 2001), representing management's best estimate of probable losses inherent in the portfolio.

        A discussion of the quality of certain elements of the financing receivables portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

        Consumer financing receivables, primarily credit card and personal loans and auto loans and leases, were $64.2 billion at September 28, 2002, an increase of $11.9 billion from year-end 2001. Credit card and personal receivables increased $12.7 billion, primarily from increased originations, acquisition growth and the net effects of foreign currency translation partially offset by sales and securitizations. Auto receivables decreased $0.8 billion, primarily as a result of the run-off of the liquidating Auto Financial Services portfolio. Nonearning consumer receivables at September 28, 2002, were $1.6 billion, about 2.4% of outstandings, compared with $1.5 billion, about 2.9% of outstandings at year-end 2001. Write-offs of consumer receivables were $1.3 billion for the first nine months of 2002 and 2001.

        Commercial financing receivables, which totaled $129.1 billion at September 28, 2002 ($126.5 billion at December 31, 2001), consisted of a diversified commercial, industrial and equipment loan and lease portfolio. Related nonearning and reduced-earning receivables were $2.3 billion at September 28, 2002, about 1.7% of outstandings, compared with $1.7 billion, about 1.4% of outstandings at year-end 2001. The increase reflected primarily nonearning and reduced-earning receivables associated with Heller Financial Inc. of approximately $509 million; at December 31, 2001, $408 million of such loans were earning but classified as impaired. The increase also reflected several bankruptcies and deal restructurings, involving primarily middle-market customers, including $349 million related to the telecommunications industry. These receivables are generally backed by assets. There is a broad spread of risk in the portfolio, but there is also a concentration of risk in commercial aircraft, including loans and leases of $25.0 billion and $21.5 billion at September 28, 2002, and December 31, 2001, respectively.

        Investment securities comprise principally investment grade debt securities held by the GE Insurance businesses and were $114.8 billion, including gross unrealized gains and losses of $5.3 billion and $2.4 billion, respectively, at September 28, 2002 ($100.1 billion, including gross unrealized gains and losses of $2.1 billion and $2.7 billion, respectively, as of December 31, 2001). Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeds fair value at September 28, 2002, approximately $800 million is at risk of being charged to earnings in the next twelve months. Impairment losses recognized for the first nine months of 2002 were $679 million, including $343 million ($223 million after-tax) from the telecommunications and cable industries, of which $167 million ($110 million after-tax) was recognized in the second quarter of 2002 following the events relating to WorldCom, Inc.

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

        Global commercial paper markets are also a significant source of cash for GECS. GE Capital is the most widely-held name in those markets. The following table shows GECS' debt composition as of September 28, 2002 and December 31, 2001:

	At September 28, 2002		At December 31, 2001
(Dollars in billions)	Total Debt	Percent of Debt Outstanding	Total Debt	Percent of Debt Outstanding
Long Term Debt	$133	50%	$79	33%
Commercial Paper	80	31	117	49
Other - principally current portion of long term debt	49	19	44	18
Total	$262	100%	$240	100%

GECS targets a ratio for commercial paper of 25% to 35% percent of outstanding debt.

        As of September 28, 2002, GECS held approximately $54 billion of contractually committed lending agreements with highly-rated global banks and investment banks an increase of $21 billion since December 31, 2001. When considering the contractually committed lending agreements as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from GECS lending and leasing activities, short-term secured funding on global assets, and potential asset sales, management believes it could achieve an orderly transition from commercial paper in the unlikely event of impaired access to the commercial paper market.

        During the first nine months of 2002, GECS issued approximately $75 billion of long-term debt in U.S. and international markets. These funds were used primarily to reduce the amount of commercial paper outstanding and to fund acquisitions and new asset growth. GECS anticipates issuing approximately $10 billion of additional long-term debt using both U.S. and international markets during the remainder of 2002. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

        GECS uses special purpose entities as described in the December 31, 2001, Annual Report on Form 10-K. Receivables held by special purpose entities as of September 28, 2002 and December 31, 2001, were $42.6 billion and $43.0 billion, respectively, and the maximum amount of liquidity support for commercial paper outstanding was constant at approximately $43.0 billion. The maximum recourse provided under credit support agreements increased from $14.5 billion at December 31, 2001, to $15.0 billion at September 28, 2002.

Additional Considerations

        Two of GECS major airline customers, US Airways and United Airlines, are experiencing significant financial difficulties, as both have disclosed publicly. On August 11, 2002, US Airways filed for reorganization in bankruptcy. United Airlines has indicated it is considering such a filing. GECS exposure to both airlines amounted to $3.7 billion, including secured loans, financing leases, operating leases and enhanced equipment trust certificates ("EETCs"). Individual aircraft or a pool of aircraft and aircraft engines secure the leases and loans. EETC investments are secured by aircraft and are accompanied by liquidity facilities that guarantee certain interest payments. GECS has been in discussions with both airlines and has made full provision for probable losses.

       Financial services investments in and commitments to customers in the telecommunication and cable industries approximated $12.0 billion as of September 28, 2002, primarily financing receivables and investment securities. Like all financial services positions, these receivables and investments have been entered into subject to strict risk and underwriting criteria, are diversified, and financing receivables are generally secured. Recently, during declines in the values of these portfolios, the positions have been routinely reviewed for credit and impairment losses, and actions have been taken to mitigate exposures. GECS has made provision for probable losses. Future losses will depend upon business and economic developments as well as the success of risk mitigation actions.

        There is a high degree of uncertainty inherent in estimates of loss reserves, particularly estimates of liabilities for unpaid claims and claims expenses of GE Global Insurance Holdings (GIH). One reason that leads to this uncertainty is the extended period, often many years, that transpires between a loss event, receipt of related claims data from primary insurers and ultimate settlement of the claim. Management continually updates loss estimates using both quantitative information from reserving actuaries and qualitative information from other sources. Based on the best information available at the time, management makes its best estimates of loss reserves and related incurred losses. The level of reported claims activity related to prior year loss events, particularly for the 1997 through 2000 underwriting years, has continued to accelerate at a rate higher than anticipated, and has caused management to increase its estimate of ultimate losses, a change that has been reflected in the accompanying financial information. The potential for further adverse loss developments in these areas is highly uncertain.

        During the quarter ended September 28, 2002, certain external credit rating agencies announced negative actions with respect to GIH and subsidiaries. Those rating agencies made similar announcements with regard to other property and casualty insurance and reinsurance entities at about the same time. A.M. Best lowered its financial strength group rating for GIH from A++ (superior) to A+ (superior) and also lowered its rating on GIH senior unsecured debt from aa- (very strong) to a (strong). Standard & Poor's Rating Services placed GIH debt on "credit watch negative." Moody's Investors Service announced that its ratings of GIH and its outstanding debt are under review for possible downgrade. Management does not believe these actions will materially affect GIH liquidity or capital resources or the ability to write future business.

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

Item 4.     Controls and Procedures

        GECS management, including the Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chairman of the Board and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.

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
b.        Reports on Form 8-K.

A current report on Form 8-K was filed on September 17, 2002, under Item 5 setting forth GE's organizational changes resulting in GE Capital becoming four separate GE financial services businesses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL ELECTRIC CAPITAL SERVICES, INC.

 (Registrant)

Date: October 29, 2002	By:	/s/ J.A. Parke
J.A. Parke, Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2002	By:	/s/ J.C. Amble
J.C. Amble, Vice President and Controller (Principal Accounting Officer)

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

CERTIFICATIONS PURSUANT TO

SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

 CERTIFICATION

I, Dennis D. Dammerman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Electric Capital Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ Dennis D. Dammerman

Dennis D. Dammerman

Chairman of the Board

CERTIFICATION

I, James A. Parke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Electric Capital Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ James A. Parke

James A. Parke

Vice Chairman and Chief Financial Officer