Form 10-K
period 2002-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2003-03-07
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-14804

General Electric Capital Services, Inc.

(Exact name of registrant as specified in its charter)
Delaware		06-1109503
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

260 Long Ridge Road, Stamford, Connecticut	06927	(203) 357-4000
(Address of principal executive offices)	(Zip Code)	(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT

TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

7.50% Guaranteed Subordinated Notes Due August 21, 2035	New York Stock Exchange

SECURITIES REGISTERED PURSUANT

TO SECTION 12(g) OF THE ACT:

Title of each class

Common Stock, par value $1,000 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10 - K.   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b - 2). Yes _ No X

At March 6, 2003, 1,064 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 6, 2003. None.

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10 - K of General Electric Company for the year ended December 31, 2002 are incorporated by reference into Part IV hereof.

Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10 - K of GE Global Insurance Holding Corporation for the year ended December 31, 2002 is incorporated by reference into Part I hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10 - K AND IS THEREFORE FILING THIS FORM 10 - K WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Item 1. Business.

GENERAL ELECTRIC CAPITAL SERVICES, INC.

General Electric Capital Services, Inc. (herein, together with its consolidated affiliates, called we, us or our unless the context otherwise requires) was incorporated in 1984 in the State of Delaware. Until February 1993, our name was General Electric Financial Services, Inc. All of our outstanding common stock is owned directly or indirectly by General Electric Company, a New York corporation (GE Company or GE). Our business consists of ownership of two principal subsidiaries which, together with their affiliates, constitute GE Company's principal financial services businesses. We are the sole owner of the common stock of General Electric Capital Corporation (GE Capital or GECC) and GE Global Insurance Holding Corporation (GE Global Insurance Holding), the parent of Employers Reinsurance Corporation. Our principal executive offices are at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number (203) 357-4000). At December 31, 2002, we and our affiliates employed approximately 96,000 persons.

            Our financial information, including the information contained in this report filed on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to the above mentioned reports, may be viewed on the Internet at www.ge.com/en/company/investor/secfilings.htm.  Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT, 06431.  Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC's Internet site at www.sec.gov.

GENERAL ELECTRIC CAPITAL CORPORATION

GE Capital was incorporated in 1943 in the State of New York under the provisions of the New York Banking Law relating to investment companies, as successor to General Electric Contracts Corporation, which was formed in 1932. The capital stock of GE Capital was contributed to us by GE Company in June 1984. Until November 1987, their name was General Electric Credit Corporation.  On July 2, 2001, GE Capital changed its state of incorporation to Delaware. The business of GE Capital originally related principally to financing the distribution and sale of consumer and other products of GE Company. Currently, however, the types and brands of products financed and the services offered are significantly more diversified. GE Company manufactures few of the products financed by GE Capital.

            GE Capital operates in four key operating segments that are described below. These operations are subject to a variety of regulations in their respective jurisdictions.

            Services of GE Capital are offered primarily in the United States, Canada, Europe and the Pacific Basin. GE Capital's principal executive offices are at 260 Long Ridge Road, Stamford, Connecticut 06927. At December 31, 2002, GE Capital and affiliates employed approximately 93,000 persons.

GE GLOBAL INSURANCE HOLDING CORPORATION

GE Global Insurance Holding, together with its affiliates, operates in the GE Insurance segment described below and its operations are regulated by a variety of insurance and other regulators.

            GE Global Insurance Holding and its affiliates conduct business throughout the world using a network of local offices. The world headquarters of GE Global Insurance Holding are at 5200 Metcalf Avenue, Overland Park, Kansas 66201. At December 31, 2002, GE Global Insurance Holding and affiliates employed approximately 3,300 persons.

OPERATING SEGMENTS

On July 26, 2002, General Electric Company issued a press release announcing organization changes that resulted in our becoming four separate GE financial services businesses. These businesses, GE Commercial Finance, GE Consumer Finance, GE Equipment Management, and GE Insurance, provide a wide variety of financing, asset management, and insurance products and services. Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Annual Report on Form 10-K for a discussion of our principal businesses by operating segment.  Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, which is set forth in the Annual Report on Form 10-K of GE Global Insurance Holding for the year ended December 31, 2002, is incorporated herein by reference.

GE COMMERCIAL FINANCE

GE Commercial Finance offers businesses of all sizes an array of financial services and products worldwide. With a particular expertise in the mid-market segment, GE Commercial Finance provides loans, financing and operating leases, and other services for customers, including manufacturers, distributors and end-users, for a variety of equipment and major capital assets including industrial facilities and equipment, energy-related facilities, commercial real estate loans and investments, vehicles, aircraft, and equipment used in construction, manufacturing, data processing and office applications, electronics and telecommunications, and healthcare. A description of GE Commercial Finance's principal businesses follows.

Commercial Equipment Financing

Commercial Equipment Financing (CEF) offers large and small companies a broad line of leases and loans. Customers include manufacturers, distributors, dealers, end-users, and municipalities. Financial products include financing for construction equipment, corporate aircraft, medical equipment, trucks and trailers. CEF also furnishes customers with direct-source tax-exempt finance programs, as well as lease and sale/leaseback offerings. Products are either held for CEF's own account or brokered to third parties. Transactions range in size from $50 thousand to $50 million, with financing terms from 36 to 180 months. CEF also maintains an asset management operation that redeploys off-lease and repossessed equipment and other assets. During 2002, CEF purchased certain assets and liabilities from Finova Corporation, Comdisco Corporation and Australian Guarantee Corporation.

            The global commercial equipment financing industry continues to be highly fragmented and intensely competitive. Competitors in the U.S. domestic and international markets include independent financing companies, financing subsidiaries of equipment manufacturers, and banks (national, regional, and local). Industry participants compete not only on the basis of monthly payments, interest rates and fees charged customers but also on deal structures and credit terms. The profitability of CEF is affected not only by broad economic conditions that impact customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and such market risks as interest rate and currency exchange risk. Important factors to continued success include maintaining strong risk management systems, diverse portfolios, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the reduction of costs through enhanced use of technology.

            CEF operates from offices throughout the Americas, Europe, Asia and Australia and through joint ventures in Indonesia and China. CEF headquarters are in Danbury, Connecticut.

Real Estate

Real Estate is one of the world's leading providers of debt and equity capital to the global commercial real estate market.  Real Estate provides funds for the acquisition, refinancing and renovation of real estate assets as well as making equity investments in real estate throughout the United States, Canada, Mexico, Europe and Asia. Lending is a major portion of Real Estate's business in the form of intermediate-term senior and subordinated fixed and floating-rate loans secured by existing income-producing commercial properties such as office buildings, apartment buildings, retail centers, warehouses and hotels. Loans range from single-property mortgages typically not less than $1 million to multi-property portfolios of several hundred million dollars.  Real Estate's business also includes the origination and subsequent securitization of low leverage real estate loans, which are intended to be held less than one year before sale.  Additionally, Real Estate purchases and provides restructuring financing for portfolios of real estate, mortgage loans, limited partnerships, and tax-exempt bonds.

            Real Estate holds equity positions in a diversified portfolio of real estate assets via direct real estate ownership and joint venture interests.  Property types include apartment buildings, self-storage facilities, warehouses, parking facilities, retail centers and office properties. Real Estate's equity holdings increased in 2002 with the acquisition of Security Capital Group Incorporated, an international real estate operating company. This acquisition provided Real Estate with ownership positions in self-storage facilities, parking facilities, grocery-anchored neighborhood retail centers, warehouse facilities and distribution services, senior assisted living facilities, office properties and real estate investment advisory businesses. Also in 2002, Real Estate purchased the commercial real estate and asset-based lending portfolios from DaimlerChrysler Capital Services.

            Competition is intense in each of Real Estate's areas and across all product lines.  Competitors include local, regional and, increasingly, multi-national lenders and investors.  Important competitive factors in Real Estate's lending activities include financing rates, loan proceeds, loan structure, the ability to fund transactions efficiently, and the outlook of local real estate markets.  Where Real Estate provides equity capital, principal competitive factors include the valuation of underlying properties and investment structure as well as transaction cycle time.

            Real Estate has offices throughout the United States, as well as in Canada, Mexico, Europe and Asia. Real Estate headquarters are in Stamford, Connecticut.

Commercial Finance

Commercial Finance (CF) is a leading global provider of revolving and term debt and equity to finance acquisitions, business expansion, bank refinancings, recapitalizations and other special situations. Products also include asset securitization facilities, capital expenditure lines and bankruptcy-related facilities, as well as factoring services. Loan transactions range in size from under $5 million to over $200 million. CF's clients are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers. CF has industry specialists focused on the retail, and media and communications industries. CF also provides senior debt, subordinated debt and bridge financing to buyout and private equity firms.

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

            CF headquarters are in Stamford, Connecticut.  CF has lending operations in 25 cities, including international offices in Canada, Mexico, Thailand, Korea, Singapore, The Netherlands, and the United Kingdom, and also has significant factoring operations in the U.S., France, Mexico, the United Kingdom and Italy serving U.S. and European companies.

Structured Finance Group

Structured Finance Group (SFG) provides equity, debt and structured investments to clients throughout the world. SFG's clients are primarily in the global energy, telecommunications, industrial and transportation sectors and range from household names to early stage businesses. SFG combines industry and technical expertise to deliver a full range of sophisticated financial services and products. Services include corporate finance, acquisition finance and project finance (construction and term).

Products include a variety of debt and equity instruments, as well as structured transactions, including leases and partnerships. In November 2002, SFG acquired part of the structured finance unit of Asea Brown Boveri (ABB).  The acquired structured finance business includes global infrastructure financing, equipment leasing and financing businesses.  This acquisition will increase SFG's presence in the project and trade finance markets.

            SFG's competition is diverse and global, ranging from large financial institutions to small niche capital providers. Additionally, two of SFG's client industry segments, telecommunications and energy, are faced with extraordinary challenges fostered by deregulation, globalization and technical innovation. Both of these industries have been recently experiencing significant volatility in demand for their products and services. For SFG to remain competitive, SFG must provide capital to borrowers in innovative and unique ways based on industry knowledge and competitive pricing and properly assess credit risks and effectively manage portfolios.

            SFG headquarters are in Stamford, Connecticut, and it has offices in Chicago, Illinois; Houston, Texas; New York, New York; Denver, Colorado; and San Francisco, California. Internationally, SFG is represented in London, England; Zurich, Switzerland; Stockholm, Sweden; Oslo, Norway; and Tokyo, Japan.

Aviation Services

Aviation Services, the world's foremost aircraft leasing company, is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders and investors. Financial products include leases, aircraft purchasing and trading, loans, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

            Following the events of September 11, 2001, many of our airline customers have experienced financial difficulties. In face of declining traffic, they have responded by curtailing flight schedules and deferring and canceling deliveries of commercial aircraft. Deteriorating aircraft utilization and pricing affects Aviation Services, which owned 1,161 commercial aircraft at December 31, 2002, when, despite pressure on the industry, 1,149, or 99% were on lease. We believe, however, that the financial difficulties of our airline customers will continue to weigh on the airline industry in 2003.

            Aviation Services headquarters are in Stamford, Connecticut, with regional offices in Shannon, Republic of Ireland; New York, New York; Miami, Florida; Chicago, Illinois; Vienna, Austria; Toulouse, France; Luxembourg; Beijing and Hong Kong, China; Tokyo, Japan; and Singapore.

Vendor Financial Services

Vendor Financial Services (VFS) provides financial services to over 100 equipment manufacturers and more than 4,500 dealers/distributors in North America, Europe and Asia (including Japan). Customers include major U.S. and non-U.S. manufacturers in a variety of industries including information technology, office equipment, healthcare, telecommunications, energy and industrial equipment. VFS establishes sales financing in two ways - by forming captive partnerships with manufacturers that do not have them, and by outsourcing captive partnerships from manufacturers that do (captive partnerships provide sales financing solely for products of a given manufacturer). VFS offers industry-specific knowledge, leading edge technology, leasing and equipment expertise, and global capabilities. In addition, VFS provides an expanding array of related financial services to customers, including trade payables services. In November 2002, VFS acquired the stock of Deutsche Financial Services which became a VFS business line, Commercial Distribution Finance (CDF).  CDF is a leading global provider of specialized distribution financing programs and services including inventory financing, accounts receivable financing, formula based lending, private label financing, rental finance, warranty and collateral management services.

            A further economic slowdown could impact the equipment financing industry, intensifying a competitive pricing environment, pressure delinquencies and residual realizations, and pressure any recourse obligations from vendor relationships. For VFS to remain competitive VFS must, among other things, drive down costs through significant investment in productivity initiatives and continue to manage effectively its spread of risk in industry sectors and equipment categories in conjunction with vendor partners.

            VFS has sales offices throughout the United States, Canada, Europe, Asia (including Japan), and Australia. VFS headquarters are in Danbury, Connecticut.

GE CONSUMER FINANCE

GE Consumer Finance is a leading provider of credit services to consumers, retailers and auto dealers in 35 countries around the world. GE Consumer Finance provides private-label credit card loans, personal loans, time sales and revolving credit, residential mortgage financing, inventory financing for retail merchants, and auto leasing and inventory financing. A description of GE Consumer Finance's principal businesses follows.

Global Consumer Finance

Global Consumer Finance (GCF) is a leading provider of credit and insurance products and services to non-U.S. retailers and consumers. GCF provides private-label credit cards and proprietary credit services to retailers in Europe, Asia and, to a lesser extent, Central and South America, including Tesco, Metro and Wal-Mart, as well as offering a variety of direct-to-consumer credit programs such as consumer loans, auto loans and finance leases, mortgages, debt consolidation, bankcards and the distribution of credit insurance. In May 2002, GCF acquired 100% of the Australian Guarantee Corporation (AGC) from Westpac Banking Corporation Limited.  AGC, based in Sydney, Australia, is a leading provider of consumer auto lending and retail sales finance in Australia and New Zealand. Also in 2002, GCF acquired 100% of Time Retail Finance.

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

            GCF provides financing to consumers through operations in countries including Argentina, Australia, Austria, Brazil, the Caribbean countries, the Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Korea, Mexico, New Zealand, Norway, Poland, Portugal, Republic of Ireland, Singapore, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Thailand, and the United Kingdom.  GCF headquarters are in Stamford, Connecticut.

Card Services

Card Services (CS) is a leading provider of sales financing services to North American retailers in a broad range of consumer industries. CS offers customized private-label credit card solutions designed to attract and retain customers for retailers such as JC Penney, ExxonMobil, Wal-Mart, Sam's Club, Macy's and Lowe's. CS provides financing directly to customers of retailers or purchases the retailers' customer receivables. The terms for these financing plans differ according to the size of contract and credit standing of the customer.  Financing is provided to consumers under contractual arrangements, both with and without recourse to retailers. CS' wide range of financial services includes application processing, sales authorization, statement billings, customer services and collection services. Additionally, CS issues and services the GE Capital Corporate Card product, providing payment and information systems which help medium and large-sized companies reduce travel costs, and the GE Capital Purchasing Card product, which helps customers streamline their purchasing and accounts payable processes.  In June 2002, CS acquired the remaining 50% of the Monogram Credit Services, LLC (MCS) joint venture from Banc One, for $531 million.

          CS' operations are subject to a variety of bank and consumer protection regulations.  The unsecured consumer lending market's principal methods of competition are price, servicing capability including Internet value added e-services, promotional marketing, and risk management capability.  The unsecured consumer lending market is subject to various risks including declining retail sales, increases in personal bankruptcy filings, increasing payment delinquencies and rising interest rates.

            CS operates principally in the United States and Canada.  CS headquarters are in Stamford, Connecticut.

GE EQUIPMENT MANAGEMENT

GE Equipment Management helps customers manage, finance and operate a wide variety of business equipment worldwide. With assets of more than $26 billion, GE Equipment Management provides leases, loans, sales and asset management services for portfolios of commercial and transportation equipment, including tractors, trailers, auto fleets, railroad rolling stock, intermodal shipping containers and modular space units.

            GE Equipment Management operates in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon the ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset utilization and effectively manage credit risk. In addition, GE Equipment Management seeks to understand and deliver unique product and service offerings to its customers in the most efficient and cost effective manner.

GE INSURANCE

GE Insurance offers a broad range of insurance and investment products. GE Insurance helps consumers create and preserve personal wealth, protect assets and enhance their life styles. For businesses, it provides reinsurance and primary commercial insurance products to insurance companies, Fortune 100 companies, self-insurers and healthcare providers. For state and local governments and other public entities, it offers financial guarantees for a variety of debt securities. GE Insurance headquarters are in Richmond, Virginia. A description of GE Insurance's principal businesses follows.

GE Financial Assurance

GE Financial Assurance (GEFA) provides a wide variety of insurance and protection products to help consumers achieve financial security at every stage of life. GEFA's strategy is to provide dependable products to address consumers' needs for wealth accumulation, retirement income, personal protection, and wealth transfer needs. These products are sold through a family of regulated insurance and annuity affiliates. GEFA's principal product lines in North America and Asia are annuities (deferred and immediate, fixed and variable), life insurance (universal, term, ordinary and group), guaranteed investment contracts including funding agreements, long-term care insurance, supplementary accident and health insurance and consumer club memberships. GEFA's principal product lines and services in Europe are payment protection insurance (designed to protect customers' loan repayment obligations), personal investment products, and travel and personal accident insurance. GEFA's product distribution in North America, Europe and Asia is accomplished primarily through four channels: intermediaries (brokerage general agencies, banks and securities brokerage and financial planning firms), dedicated sales forces and financial advisors, worksite distribution, and direct and affinity marketing.

            GEFA recognizes that consolidation in the financial services industry will create fewer but larger competitors. GEFA believes that the principal competitive factors in the sale of insurance and investment products are product features, distribution strength, commission structure, perceived stability of the insurer, claims paying ability ratings, service, name recognition, price and cost efficiency, and strong compliance practices. GEFA's ability to compete is affected by its ability to provide competitive products and quality service to the consumer, general agents, licensed insurance agents and brokers; to maintain operating scale; and to continually reduce its expenses through the elimination of duplicate functions and enhanced technology.

            Many of GEFA's activities are regulated by a variety of insurance and other regulators. GEFA headquarters are in Richmond, Virginia.

Mortgage Insurance

Mortgage Insurance protects lenders and investors against the risks of default on low-down-payment mortgages. More than a quarter million customers per year obtain low-down-payment mortgages and Mortgage Insurance now has a no-down-payment product as well. Mortgage Insurance is engaged principally in providing residential mortgage guaranty insurance in the United States, United Kingdom, Canada and Australia. At December 31, 2002, Mortgage Insurance was the mortgage insurance carrier for over 2.1 million residential homes, with total insurance in force aggregating approximately $212.6 billion and total risk in force aggregating approximately $101.5 billion. When a valid claim is received, Mortgage Insurance either pays up to a guaranteed percentage based on the specified coverage, or pays the mortgage and delinquent interest, taking title to the property and arranging for its sale.

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

GE Global Insurance Holding (Employers Reinsurance Corporation)

Through its principal insurance and reinsurance company affiliates--Employers Reinsurance Corporation, GE Reinsurance Corporation and the Medical Protective Corporation--GE Global Insurance Holding writes substantially all lines of reinsurance (where the insured party is another insurance company) and select lines of direct property and casualty insurance (where the insured party is a non-insurance company or an individual).

            The reinsurance operations include the reinsurance of property and casualty risks written by more than 1,000 insurers around the world. The direct insurance operations are focused on niche lines of business, principally medical malpractice coverage for physicians and dentists, medical professional liability for hospitals, errors and omissions coverage for insurance agents and brokers, professional liability insurance for attorneys, excess indemnity for self-insurers of medical benefits and excess workers' compensation for self-insurers. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, certain health-related coverages and the provision of financial reinsurance to life insurers. Employers Reinsurance Corporation has recently announced its intent to explore the sale of its life reinsurance operations.

            Management believes it competes in the reinsurance marketplace principally on the basis of its expertise, relationships, financial strength, price and creativity in developing customized solutions to customer needs. Within the direct insurance marketplace, management believes it competes principally on the basis of its product offerings, established relationships with customers and key distribution partners, price and ease of doing business.

            Employers Reinsurance Corporation is one of the largest competitors in its marketplace. Its property and casualty reinsurance operations are ranked fourth in the world in terms of net premiums written and it competes with the world's largest reinsurers as well as dozens of smaller niche competitors. Employers Reinsurance Corporation is the third largest life reinsurer in the world, and is ranked 12th among U.S. primary commercial insurers.

            Maintaining strong financial strength ratings is an important factor in remaining competitive in both the reinsurance and direct insurance markets in which GE Global Insurance Holding competes. During 2002, certain external credit rating agencies announced the lowering of financial strength ratings with respect to GE Global Insurance Holding and subsidiaries. Those rating agencies made similar announcements with regard to other property and casualty insurance and reinsurance entities at about the same time. Debt ratings for GE Global Insurance Holding affect $1.7 billion of outstanding debt. These ratings were adjusted negatively in 2002, but remained investment grade. We do not believe these actions will materially affect GE Global Insurance Holding liquidity or capital resources or the ability to write future business.

ALL OTHER GECS

All Other GECS includes activities and businesses that we do not measure within one of the four operating segments.  A description of All Other GECS principal businesses follows.

Information Technology Solutions

Information Technology Solutions (IT Solutions) is a provider of a broad array of information technology products and services, including full life cycle services that provide customers with cost-effective control and management of their information systems. Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software. Services offered include remote network/server monitoring and management, client support covering asset management, help desk and desk side support and program management and professional services. IT Solutions serves commercial, educational and governmental customers. During 2002, IT Solutions finalized sale agreements for its business units in Germany, Austria and Portugal.  The transactions closed in January 2003.

            The worldwide competition in information technology products and services is intense.  Competition is very active in all solutions and services and comes from a number of principal manufacturers and other distributors and resellers of information technology solutions and services. Markets for solutions and services are highly price competitive. Additionally, many information technology product manufacturers are bypassing traditional information technology resellers in favor of direct manufacturer relationships with the ultimate end-users. IT Solutions' North American headquarters are in Newport, Kentucky; its European headquarters are in Munich, Germany.

GE Equity

GE Equity manages equity investments in early-stage, early growth, pre-IPO companies. GE Equity's portfolio consists primarily of direct investments in convertible preferred and common stocks in both public and private companies; GE Equity also participates in certain investment limited partnerships. The portfolio includes investments in the technology and communications, media and entertainment, business services, financial services and healthcare sectors. The portfolio is geographically diversified with investments located throughout the United States, as well as in Latin America, Europe and Asia. Effective in the fourth quarter of 2002, GE Equity will no longer make new investments in private companies.  GE Equity will continue to give financial support to companies within its existing portfolio.  The existing portfolio will be managed for maximum value over time, eventually winding down. GE Equity headquarters are in Stamford, Connecticut.

American Communications

American Communications (Americom) engaged primarily as a satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, as well as broadcast radio. It also supplied integrated communications services for government and commercial customers. Americom also operated communications satellites and maintained a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities. On November 9, 2001, we exchanged our satellite operations, comprising the stock of Americom and other related assets and liabilities, for a combination of cash and 31% of the publicly-traded stock of SES Global, a leading satellite company, in order to create the world's largest satellite services provider.  Our investment in SES Global is accounted for on the equity method within GE Commercial Finance.

Wards

We acquired control of Montgomery Ward, LLC (Wards) from August 2, 1999, upon Wards emergence from bankruptcy reorganization, to December 28, 2000, when Wards again filed for bankruptcy protection. Wards is substantially liquidated.

REGULATIONS AND COMPETITION

Our activities are subject to a variety of federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers in retail time sales transactions, installment loans and revolving credit financing. Insurance and reinsurance operations are subject to regulation by various state insurance commissions or foreign regulatory authorities, as applicable. Our international operations are subject to regulation in their respective jurisdictions. To date, compliance with such regulations has not had a material adverse effect on our financial position or results of operations.

            The businesses in which we engage are highly competitive. We are subject to competition from various types of financial institutions, including banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.

BUSINESS AND ECONOMIC CONDITIONS

Our businesses are generally affected by general business and economic conditions in countries in which we conduct business. When overall economic conditions deteriorate in those countries, there generally are adverse effects on our operations, although those effects are dynamic and complex. For example, a downturn in employment or economic growth in a particular national or regional economy will generally increase the pressure on customers, which generally will result in deterioration of repayment patterns and a reduction in the value of collateral. However, in such a downturn, demand for loans and other products and services we offer may actually increase. Interest rates, another macro-economic factor, are important to our businesses. In the lending and leasing businesses, higher real interest rates increase our cost to borrow funds, but also provide higher levels of return on new investments. For our operations that are less directly linked to interest rates, such as the insurance operations, rate changes generally affect returns on investment portfolios.

FORWARD LOOKING STATEMENTS

This document includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our management's current expectations and are subject to uncertainty and changes in circumstances.  Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

Item 2.    Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. Business.

Item 3.    Legal Proceedings.

We are not involved in any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

Omitted

PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.

See note 15 to the consolidated financial statements. Our common stock is owned entirely by GE Company and an affiliate and, therefore, there is no trading market in such stock.

Item 6.     Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

	Year ended December 31
(Dollars in millions)	2002	2001	2000	1999	1998
Revenues	$58,187	$58,353	$66,177	$55,749	$48,694

Earnings before accounting changes	4,626	5,586	5,192	4,443	3,796

Cumulative effect of accounting changes	(1,015)	(169)	-	-	-

Net earnings	3,611	5,417	5,192	4,443	3,796

Return on common equity (a)	14.46%	21.84%	24.05%	23.74%	23.46%
GECS ratio of earnings to fixed charges	1.35	1.62	1.61	1.62	1.55

GECC ratio of earnings to fixed charges	1.65	1.72	1.52	1.60	1.50

GECC ratio of debt to equity	6.58:1	7.31:1	7.53:1	8.44:1	7.86:1

Financing receivables - net	$199,917	$174,140	$143,299	$134,215	$118,606

Total assets	489,828	425,484	370,636	345,018	303,297

Short-term borrowings	130,126	160,844	123,992	129,259	113,162
Long-term senior notes	139,573	77,920	80,383	69,770	58,042
Long-term subordinated notes	1,263	1,171	996	996	996
Minority interest	4,445	4,267	3,968	4,391	3,459
Share owners' equity	36,929	28,590	23,022	20,321	19,727

Insurance premiums written for the year	16,999	15,843	16,461	13,624	11,865

(a)  Common equity excludes unrealized gains and losses on investment securities and derivatives qualifying as hedges, net of tax. Return on common equity is calculated using earnings that are adjusted for preferred stock dividends and common equity excludes preferred stock.

Item 7.     Management's Discussion and Analysis of Results of Operations.

Overview

Despite good growth in underlying operations, our earnings before accounting changes of $4.6 billion in 2002 were down 17% from 2001. The GE Insurance segment more than accounted for the decline, with $2.3 billion after tax of adverse development and adjustments to estimates of prior-year loss events. Realized investment gains and gains on asset securitization declined by $0.8 billion after tax. Partial offsets were goodwill amortization that ceased at the beginning of 2002 ($0.6 billion in 2001) and lower taxes ($0.6 billion).

            GECS earnings before accounting changes in 2001 increased 8% from 2000. Principal factors in the 2001 increase were strong productivity ($0.7 billion) and lower taxes ($0.5 billion) partially offset by reduced earnings at GE Global Insurance Holding Corporation (GE Global Insurance Holding), the parent of Employers Reinsurance Corporation ($0.5 billion) reflecting the events of September 11, 2001, losses and lower realized gains on financial instruments. Excluding effects of Paine Webber Group, Inc. (PaineWebber) in 2000 and Americom in 2001, such pre-tax gains were lower in 2001 by $0.5 billion ($0.3 billion after tax). Pre-tax gains on sales of investment securities declined in 2001 by $0.5 billion, of which $0.4 billion related to GE Equity; other GE Equity gains were $0.8 billion lower; while gains on securitizations were up $0.8 billion from 2000.

            Contributions from acquisitions affect earnings comparisons. Our net earnings in 2002, 2001 and 2000 included approximately $423 million, $204 million and $355 million, respectively, from acquired businesses. We integrate acquisitions as quickly as possible and only earnings during the first 12 months following the quarter in which we complete the acquisition are considered to be related to acquired businesses.

Operating Results

Total Revenues decreased slightly to $58.2 billion in 2002, following a 12% decrease to $58.4 billion in 2001. The largest single factor affecting 2002 revenues was growth from increases in acquisitions and originations - primarily at GE Commercial Finance. This growth was more than offset by the absence of revenues from Americom after its sale in late 2001 ($1.7 billion), increased estimates of prior-year loss events and lower investment gains at GE Insurance ($0.9 billion), lower securitization activity in all segments ($0.6 billion), and lower market interest rates.

            The three principal reasons for the decrease in revenues in 2001 compared with 2000 were: the deconsolidation of Montgomery Ward LLC (Wards) and resulting absence of sales in 2001 ($3.2 billion); the effects of rationalization of operations and market conditions at IT Solutions ($2.9 billion); and reduced surrender fees ($1.2 billion) associated with the planned run-off of restructured insurance policies of Toho Mutual Life Insurance Company (Toho) at GE Financial Assurance. Additional information about other revenue items is provided in the Operating Segments section on page 14.

Interest expense on borrowings in 2002 was $9.9 billion, compared with $10.6 billion in 2001 and $11.1 billion in 2000. Changes in both years reflected the effects of lower interest rates, partially offset by the effects of higher average borrowings used to finance acquisitions and asset growth. The average composite effective interest rate was 4.07% in 2002, compared with 5.11% in 2001 and 5.89% in 2000. In 2002, average assets of $455.2 billion were 18% higher than in 2001, which in turn were 7% higher than in 2000. See page 23 for a discussion of interest rate risk management.

Operating and administrative expenses were $16.0 billion, $16.4 billion and $19.5 billion in 2002, 2001 and 2000, respectively. The 2002 decrease reflected productivity gains and the absence of amortization expense related to goodwill, as in accordance with SFAS 142, we ceased amortizing goodwill effective January 1, 2002. These decreases were partially offset by operating and administrative expenses associated with recent acquisitions primarily at GE Commercial Finance and GE Consumer Finance. The 2001 decrease reflects lower costs in businesses that were acquired and lower unusual charges in 2001.  Costs and expenses in 2002 included $0.9 billion of costs in businesses that were acquired after January 1, 2002. Similarly, 2001 included $0.4 billion of costs in businesses that were acquired after January 1, 2001, as well as $0.3 billion of costs discussed in the analysis of the All Other GECS operating segment.

Insurance losses and policyholder and annuity benefits increased to $17.6 billion in 2002, compared with $15.1 billion in 2001 and $14.4 billion in 2000. This increase reflected adverse development on prior-year loss events at GE Global Insurance Holding in 2002. This increase also reflected the effects of growth in premium volume and business acquisitions at GE Financial Assurance throughout the period, and costs discussed in the analysis of GE Insurance and the All Other GECS operating segment, partially offset by the planned run-off of restructured insurance policies at Toho.

Cost of goods sold declined to $3.0 billion in 2002, compared with $3.3 billion in 2001 and $8.5 billion in 2000, reflecting volume declines at IT Solutions. The 2001 decline also reflected the deconsolidation of Wards on December 28, 2000, when Wards commenced liquidation proceedings.

Provision for losses on financing receivables was $3.1 billion in 2002, compared with $2.5 billion in 2001 and $2.0 billion in 2000. These provisions relate to GE Consumer Finance financing receivables (installment loans, auto loans and leases, and residential mortgages), GE Commercial Finance financing receivables (loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries) and "Other, principally GE Equipment Management" financing receivables, all of which are discussed on pages 22 and 23. The provisions throughout the three-year period reflected higher average receivable balances. The increase in 2002 also reflected higher credit losses in the GE Commercial Finance businesses. The increase in 2001 also reflected increased reserve requirements in the GE Commercial Finance businesses, consistent with economic trends, the effects of higher consumer delinquency rates, consistent with industry experience, and reduced losses at Auto Financial Services (AFS), reflecting the continued run-off of the liquidating AFS portfolio. Additional information on delinquency rates is provided on page 23.

Depreciation and amortization of equipment on operating leases (including buildings and equipment) increased 9% to $3.8 billion in 2002, compared with $3.5 billion in 2001, a 4% increase over 2000. The increase in both years was primarily the result of higher levels of equipment on operating leases at GE Commercial Finance, primarily reflecting origination growth and acquisitions, partially offset by the divestiture of Americom.

Provision for income taxes - Our effective tax rate decreased to negative 1.7% in 2002 from 19.8% in 2001 and 26.9% in 2000. The 2002 effective tax rate reflects effects of pre-tax losses at GE Global Insurance Holding (ERC) and GE Equity, the effects of lower taxed earnings from international operations and favorable tax settlements with the Internal Revenue Service (IRS) discussed below. Pre-tax losses of $2.9 billion at ERC and $0.6 billion at GE Equity reduced our effective tax rate by approximately 17 percentage points.

            During 2002, as a result of revised IRS regulations, we reached a settlement with the IRS allowing the deduction of previously realized losses associated with the prior disposition of Kidder Peabody. Also during 2002, a settlement was reached with the IRS regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts in the GE Financial Assurance business.

            The 2001 effective tax rate reflected the effects of lower taxed earnings from international operations and certain other transactions (see note 12). That rate also included effects of about $0.6 billion pre-tax charge related to the events of September 11, 2001, principally at ERC, which reduced our effective tax rate by one percentage point.

Financing spreads - Over the last three years, market interest rates have been more volatile than our average composite effective interest rates, principally because of the mix of effectively fixed-rate borrowings in our financing structure. Yields on our portfolio of fixed and floating-rate financial products have behaved similarly; consequently, financing spreads have remained relatively flat over the three-year period.

New Accounting Standards

The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, generally became effective for us on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

            The result of our applying the new rules as of January 1, 2002, was a non-cash charge of $1.2 billion ($1.0 billion after tax), which we reported in the caption "Cumulative effect of accounting changes." Substantially all of the charge relates to the IT Solutions business and the GE Auto and Home business. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry.

            The cumulative effect of accounting changes in 2001 related to the adoption, as of January 1, 2001, of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and the consensus of the FASB's Emerging Issues Task Force on Issue 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Adoption of these standards resulted in a one-time, non-cash charge that reduced our 2001 earnings by $169 million.

Major provisions of new accounting standards that will affect us follow.

            In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. It will have an inconsequential effect on our financial position and future results of operations.

            In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which we intend to adopt on July 1, 2003. FIN 46's consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. Under its provisions, certain assets previously sold to our special purpose entities (SPEs) could be consolidated on our books, and, if consolidated, any assets and liabilities now on our books related to those SPEs would be removed. In the event we consolidated these assets, we would not reacquire their legal ownership, nor would our legal rights and obligations change. Any consolidated assets would earn returns substantially like the returns we would have earned had we never sold them. Even assuming the legal provisions controlling these SPEs are not changed between now and the July 1 effective date of FIN 46, the very complexity of the new consolidation rules and their evolving clarification make forecasting that July 1 effect impracticable. It is also clear that many alternative structures for sales of financial assets would continue to be reported as sales under FIN 46 with the assets qualifying for sale not consolidated. We are evaluating whether characteristics of those structures can cost-beneficially be applied to our arrangements before the July 1 effective date. Further information about entities that potentially fall within the scope of FIN 46 is provided in note 20.

Operating Segments

Revenues and earnings before accounting changes, by operating segment, for the past three years are summarized and discussed below.

            Net earnings are determined based on internal performance measures used by the Chief Executive Officer to assess performance of each business. Generally, the results of decisions made by the Chief Executive Officer regarding unusual matters are excluded from internal business measurements. Historically, such matters have included charges for restructuring; rationalization or other similar expenses; and litigation settlements or other losses, responsibility for which precedes the current business management team.

            All years presented have been reclassified to conform to the new business segments formed as a consequence of the reorganization of our businesses as announced by our parent, GE Company on July 26, 2002, and changes in the amortization of goodwill, effective as of January 1, 2002. For additional information, see note 17 to the consolidated financial statements.

Consolidated
(In millions)	2002	2001	2000
Revenues
GE Commercial Finance	$16,040	$13,880	$11,982
GE Consumer Finance	10,266	9,508	9,320
GE Equipment Management	4,254	4,401	4,969
GE Insurance	23,296	23,890	24,766
All Other GECS	4,331	6,674	15,140
Total revenues	$58,187	$58,353	$66,177

Net earnings
GE Commercial Finance	$3,185	$2,724	$2,294
GE Consumer Finance	1,930	1,702	1,376
GE Equipment Management	311	359	465
GE Insurance	(509)	1,334	1,642
All Other GECS	(291)	19	35
Total earnings before accounting changes	4,626	6,138	5,812
Cumulative effect of accounting changes	(1,015)	(169)	-
Total net earnings	3,611	5,969	5,812
Amortization of goodwill	-	(552)	(620)
Total net earnings - as reported	$3,611	$5,417	$5,192

Following is a discussion of revenues and earnings before accounting changes from operating segments. For purposes of this discussion, earnings before accounting changes is referred to as net earnings.

GE Commercial Finance
(In millions)	2002	2001	2000
Revenues
Commercial Equipment Financing	$5,005	$4,535	$3,634
Real Estate	2,160	1,919	1,977
Commercial Finance (CF)	2,350	1,786	1,617
Structured Finance Group	1,243	1,093	999
Aviation Services	2,694	2,173	1,962
Vendor Financial Services	2,342	2,095	1,792
Other GE Commercial Finance	246	279	1
Total revenues	$16,040	$13,880	$11,982

Net earnings
Commercial Equipment Financing	$786	$642	$537
Real Estate	618	489	374
Commercial Finance (CF)	587	368	290
Structured Finance Group	479	386	344
Aviation Services	439	475	479
Vendor Financial Services	369	320	274
Other GE Commercial Finance	(93)	44	(4)
Total net earnings	$3,185	$2,724	$2,294

Charges of $85 million in 2001 were not allocated to this segment because we did not include these costs in measuring the performance of businesses in this segment for internal purposes. Such charges, included in All Other GECS, related to restructuring various global operations and to provisions for disposition of assets.

December 31 (In millions)	2002	2001
Total Assets
Commercial Equipment Financing	$57,764	$53,386
Real Estate	30,041	23,861
Commercial Finance (CF)	26,897	25,668
Structured Finance Group	19,293	17,130
Aviation Services	30,512	24,546
Vendor Financial Services	23,761	20,941
Other GE Commercial Finance	7,498	5,723
Total assets	$195,766	$171,255
Financing receivables - net	$128,277	$117,540

GE Commercial Finance revenues increased 16% in both 2002 and 2001. The 2002 increase principally reflected acquisitions and increased originations across substantially all businesses, partially offset by reduced market interest rates and lower securitization activity at CF and Commercial Equipment Financing. The 2001 increase resulted from acquisition and volume growth at Commercial Equipment Financing, Vendor Financial Services, Aviation Services and CF, including the acquisition of Heller Financial, Inc. in October, volume growth at Structured Finance Group and increased securitization activity. Net earnings increased 17% in 2002 and 19% in 2001. The 2002 increase in net earnings resulted from acquisitions and origination growth, productivity across all businesses and growth in lower taxed earnings from international operations, partially offset by increased credit losses and lower securitization activity at CF and Commercial Equipment Financing. The 2001 increase reflected securitization gains, asset growth from acquisitions at Commercial Equipment Financing, CF and Vendor Financial Services, origination growth at Structured Finance Group, and higher asset gains and productivity at Real Estate. Other Commercial Finance principally includes 2002 revenues of $246 million and net earnings of $62 million of the Healthcare Financial Services business that we acquired in October 2001, offset by certain costs related to our acquisition of Heller Financial, Inc.

GE Consumer Finance
(In millions)	2002	2001	2000
Revenues
Global Consumer Finance	$6,489	$5,561	$5,429
Card Services	3,777	3,947	3,891
Total revenues	$10,266	$9,508	$9,320

Net earnings
Global Consumer Finance	$1,255	$1,033	$856
Card Services	675	669	520
Total net earnings	$1,930	$1,702	$1,376

Charges of $57 million in 2001 were not allocated to this segment because we did not include these costs in measuring the performance of businesses in this segment for internal purposes. Such charges, included in All Other GECS, related to unprofitable financing product lines that have been exited.

December 31 (In millions)	2002	2001
Total Assets
Global Consumer Finance	$58,310	$43,893
Card Services	18,655	19,085
Total assets	$76,965	$62,978
Financing receivables - net	$63,254	$47,891

GE Consumer Finance revenues increased 8% following a 2% increase in 2001. Revenues increased in 2002 primarily as a result of acquisitions and increased international originations, partially offset by lower securitization activity at Card Services. The revenue performance in 2001 reflected the post-acquisition revenues from acquired businesses and volume growth. Net earnings increased 13% following a 24% increase in 2001, as a result of origination growth, acquisitions, growth in lower taxed earnings from international operations and productivity benefits, partially offset by lower securitization activity at Card Services. The 2001 increase reflected productivity at Global Consumer Finance and volume growth at Card Services.

GE Equipment Management
(In millions)	2002	2001	2000

Revenues	$4,254	$4,401	$4,969

Net earnings	$311	$359	$465

Charges of $17 million in 2001 were not allocated to this segment because we did not include these costs in measuring the performance of businesses in this segment for internal purposes. Such charges, included in All Other GECS, related to the restructuring of various global operations.

December 31 (In millions)	2002	2001

Total assets	$26,117	$25,410
Equipment leased to others	$9,416	$9,749

GE Equipment Management businesses experienced business-wide declining utilization rates throughout the period, resulting in both lower revenues and lower earnings. GE Equipment Management realized productivity benefits in 2002, partially offsetting the utilization's effect on earnings. In 2001, GE Equipment Management realized tax benefits from a restructuring of the Penske joint venture, and recognized asset impairments at Transport International Pool/Modular Space and GE European Equipment Management.

GE Insurance
(In millions)	2002	2001	2000
Revenues
GE Financial Assurance	$12,317	$12,826	$12,888
Mortgage Insurance	1,090	1,075	973
GE Global Insurance Holding (ERC)	9,432	9,453	10,223
Other GE Insurance	457	536	682
Total revenues	$23,296	$23,890	$24,766

Net earnings
GE Financial Assurance	$644	$726	$672
Mortgage Insurance	460	407	356
GE Global Insurance Holding (ERC)	(1,827)	32	505
Other GE Insurance	214	169	109
Total net earnings	$(509)	$1,334	$1,642

Charges of $306 million in 2001 were not allocated to this segment because we did not include these costs in measuring the performance of businesses in this segment for internal purposes. Such charges, included in All Other GECS, related to unprofitable insurance products and lines that have been exited and to provisions for disposition of nonstrategic investments.

GE Insurance revenues decreased 2% in 2002, because of the ongoing planned run-off of acquired policies at Toho and lower realized investment gains. Segment revenues declined 4% in 2001 on reduced net premiums earned at ERC, reflecting the events of September 11, 2001, decreased investment income, and the planned run-off of restructured insurance policies at Toho. These factors were partially offset by increased premium income associated with origination volume at ERC and by post-acquisition revenues from acquired businesses and volume growth at GE Financial Assurance.

            Net pre-tax realized investment gains in the equity and debt securities portfolios amounted to $413 million, $972 million and $818 million in 2002, 2001 and 2000, respectively.

            Net earnings decreased $1.8 billion in 2002, following a $0.3 billion decrease in 2001. The 2002 decrease was primarily attributable to the recognition of adverse development related to prior-year loss events at ERC, discussed below. With retrocession coverages previously purchased by ERC, the recording of this adverse development both increased policyholder losses and, to a lesser extent, decreased premium revenues (principally because of higher levels of contingent ceded premiums following these reserve adjustments). Also contributing to the reduction in 2002 net earnings were lower investment gains across all businesses, including a $110 million after-tax impairment on WorldCom, Inc. bonds at GE Financial Assurance. These decreases were partially offset by core premium growth, including higher premium pricing at ERC and the $152 million benefit from recognition of a favorable tax settlement with the IRS related to the treatment of certain reserves for obligations to policyholders on life insurance contracts at GE Financial Assurance.

            The level of reported claims activity at ERC related to prior-year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, accelerated at a rate higher than we had anticipated. In 2002, considering the continued acceleration in reported claims activity, we concluded that our best estimate of ultimate losses was higher in the range of reasonably possible loss scenarios than previously estimated. Accordingly, we recognized a fourth quarter pre-tax charge of $2.5 billion to increase recorded reserves to reflect the revised indications of remaining liability. The more significant adverse development was in hospital medical malpractice ($300 million), product liability ($300 million), professional liability ($250 million), umbrella liability ($200 million), workers compensation ($200 million), individual liability ($150 million) and asbestos ($150 million). With amounts recognized in previous quarters of 2002, our overall 2002 pre-tax charge for adverse development amounted to $3.5 billion. Insurance loss provisions are based on the best available estimates at a given time. As described on page 29 under the caption "Insurance Liabilities and Reserves," these estimates will be adjusted in the future as required.

            We have continued our rigorous commitment to improved underwriting initiatives at ERC aimed at ensuring that consistent and diligent underwriting standards are applied to all risks. Throughout 2002, we have been disciplined in rejecting risks that either fail to meet the established standards of price or terms and conditions, or that involve areas for which sufficient historical data do not exist to evaluate the risk adequately. For risks that pass our criteria, we have sought to retain or even judiciously expand our business. On the other hand, we have curtailed or exited business in particular property and casualty business channels when expected returns do not appear to justify the risks.

            Net earnings decreased $0.3 billion in 2001, reflecting underwriting results at ERC, which were partially offset by productivity benefits at GE Financial Assurance. Net earnings in 2001 at ERC were adversely affected by approximately $575 million ($386 million after tax) related to the insurance losses arising from the events of September 11, 2001. This amount primarily resulted from contingent premium payment provisions contained in certain retrocession agreements. After these particular losses, total losses exceeded retrocession policy limits in place at ERC. Substantially all of the September 11, 2001, losses are recoverable under reinsurance policies that require additional premiums to those retrocessionaires. Therefore, the 2001 Statement of Earnings reflects a $698 million reduction in net premiums earned and $78 million of increased losses, partially offset by $201 million in lower insurance acquisition costs. Historical experience related to large catastrophic events has shown that a broad range of total insurance industry loss estimates often exists following such an event, and it is not unusual for there to be significant subsequent revisions to such estimates. Our best estimate of the existing liability, net of estimated recoveries under retrocession arrangements, has not changed significantly from our initial estimate.

            Excluding events of September 11, 2001, net earnings in 2001 and 2000 were also adversely affected by the continued general deterioration of underwriting results at ERC, reflecting higher property and casualty-related losses (principally as a result of adverse development relating to prior-year loss events) and the continued effects of low premiums in the property and casualty insurance/reinsurance industry. ERC underwriting results in 2001 tracked performance in the global property and casualty industry.

            The majority of the adverse development at ERC in 2001, and to a lesser extent in 2000, related to higher projected ultimate losses for liability coverages, especially in the hospital liability, nonstandard automobile (automobile insurance extended to higher-risk drivers) and commercial and public entity general liability lines of business. Results in 2000 also reflected an increase in industry-wide loss estimates related to certain large property loss events, with the largest effect resulting from the European windstorms occurring in late 1999.

            Our Mortgage Insurance business had favorable loss experience throughout the three years ended December 31, 2002, reflecting continued strength in certain real estate markets and the success of our loss containment initiatives.

All Other GECS
(In millions)	2002	2001	2000
Revenues
IT Solutions	$3,733	$4,180	$7,072
GE Equity	(384)	(126)	1,079
Americom gain	-	1,158	-
Americom	-	540	594
Asset impairments	-	(383)	(238)
Product line exits	-	(53)	-
PaineWebber gain	-	-	1,366
Wards	-	-	3,234
Other - All Other GECS	982	1,358	2,033
Total revenues	$4,331	$6,674	$15,140

Net earnings
IT Solutions	$(24)	$47	$(152)
GE Equity	(377)	(270)	525
Americom gain	-	642	-
Americom	-	256	197
Asset impairments	-	(310)	(49)
Product line exits	-	(180)	-
Restructuring	-	(144)	(298)
PaineWebber gain	-	-	848
Wards	-	(22)	(782)
Other - All Other GECS	110	-	(254)
Total net earnings	$(291)	$19	$35

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

In addition to comments on All Other GECS elsewhere in this report, the following comments relate to the table above:

  IT Solutions (ITS) - Revenues and net earnings in 2002 decreased primarily as a result of market conditions and 2001 product line and geographic market exits. During 2001 and 2000, in response to intense competition and transition of the computer equipment market to a direct distribution model, ITS exited its underperforming operations in the United Kingdom, France, Brazil and Mexico and significantly reduced its reseller role in the United States.  Costs for involuntary termination benefits, asset impairments, facilities exit costs and losses on sales of portions of the business amounted to $45 million ($43 million after tax) and $246 million ($191 million after tax) in 2001 and 2000, respectively and are included in restructuring in the table above. The number of employees was reduced from a 2000 peak of 11,000 to 6,600 at the end of 2002.

  GE Equity - GE Equity manages equity investments in early-stage, early growth, pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during 2002 reflected increased losses on investments, including losses in the telecommunications and software industries, and lower gains. Effective in the fourth quarter of 2002, GE Equity will no longer make new investments in private companies. GE Equity will continue to give financial support to companies within its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.  During 2001, losses on GE Equity's investments exceeded gains and other investment income, resulting in negative revenues and a $270 million net loss, which increased over the prior year principally from reduced asset gains.

  Americom - On November 9, 2001, we exchanged our satellite operations, comprising the stock of Americom and other related assets and liabilities, for a combination of cash and 31% of the publicly-traded stock of SES Global, a leading satellite company, in order to create the world's largest satellite services provider. The transaction resulted in a gain of $1,158 million ($642 million after tax), representing the difference between the carrying value of the 69% investment in Americom and the amount of cash plus the market value of SES Global shares received at the closing date. No gain was recorded on the 31% interest in Americom that was indirectly retained by us. Our investment in SES Global is accounted for on the equity method in GE Commercial Finance.

  2001 Asset impairments and product line exits - Operations included $656 million of after tax charges related to disposing of and providing for disposition of several nonstrategic investments and other assets, to certain unprofitable insurance and financing product lines that were exited, and to restructuring various global operations.  These costs, not allocated to the related businesses as we did not include these costs in measuring the performance of those businesses for internal purposes, included $478 million ($310 million after tax) for other-than-temporary impairments of investments, the largest of which were held by GE Financial Assurance, GE Equity and ERC. These losses, $383 million of which were charged to revenues, included $130 million ($84 million after tax) of losses on Enron bonds; such bonds were written down to a cost basis of $32 million at December 31, 2001. Such losses also included investment impairment charges of $199 million ($130 million after tax) on non-U.S. mutual funds and the technology sector.

In response to escalating losses, we in 2001 decided to cease further underwriting and exit certain insurance and financing product lines.  Charges associated with such loss events and the resulting exits totaled $180 million after tax, of which $149 million related to the loss events in ERC product lines, primarily nonstandard automobile and higher limit industrial property insurance coverages.

Restructuring of several of our global businesses included consolidation of several European GE Equipment Management businesses and rationalization of European GE Equipment Finance businesses.  Costs related to the exit of these activities amounted to $144 million after tax and consisted of involuntary termination benefits, facilities exit costs, and asset impairments.

  2000 Losses from Ward's bankruptcy, asset impairments and restructurings - Net earnings included operating losses from Wards amounting to $245 million as well as a charge, primarily to other costs and expenses, of $537 million related to the Ward's bankruptcy and strategic rationalization costs of $347 million related to IT Solutions, Mortgage Services, GE Equity and Auto Financial Services (AFS), primarily for asset write-downs, employee severance and lease terminations, which were not allocated to those businesses because our management did not include these costs in measuring the performance of those businesses for internal purposes.

  Other-All Other GECS includes our corporate function expenses, liquidating businesses and other non-segment aligned operations, the most significant of which were AFS, and GE Auto and Home. The decrease in revenues in 2002 and 2001 resulted from AFS, which stopped accepting new business in 2000. Net earnings increased in 2002 primarily because of a favorable tax settlement with the IRS allowing the deduction of previously realized losses associated with the prior disposition of Kidder Peabody and tax benefits from growth in lower taxed earnings from international operations.

January 1, 2003, Reclassification of Financial Services Segment Profit

Historically we have issued about $8 of debt for each $1 of equity - a "leverage ratio" of 8:1. For purposes of measuring segment profit, each of our financial services businesses was also assigned debt and interest costs on the basis of that consolidated 8:1 leverage ratio. In evaluating expected returns on potential investments, however, we also used business-specific, market-based leverage ratios. As of January 1, 2003, we extended the business-specific, market-based leverage to the performance measurement of each of our financial services businesses, and consequently to the definition of segment profit. As a result, at January 1, 2003, debt of $12.5 billion previously allocated to the segments was allocated to the All Other GECS segment. At the same time, we revised our historical techniques for allocating shared costs and unusual items to financial services businesses. In this report, the results of our financial services segments are presented on the historic 8:1 leverage ratio basis. Beginning in 2003, the recast comparative historical results will be as follows:

(Dollars in millions)	2002	2001	2000	1999
GE Commercial Finance
Leverage ratio	7.4:1	7.5:1	7.4:1	7.5:1
Adjusted net earnings	$3,189	$2,788	$2,416	$1,834

GE Consumer Finance
Leverage ratio	12.4:1	12.3:1	12.3:1	12.4:1
Adjusted net earnings	$1,799	$1,602	$1,295	$848

GE Equipment Management
Leverage ratio	5.0:1	5.1:1	5.1:1	4.9:1
Adjusted net earnings	$313	$377	$484	$416

GE Insurance
Leverage ratio	0.4:1	0.4:1	0.4:1	0.4:1
Adjusted net earnings	$(95)	$1,879	$2,201	$2,142

All Other GECS
Adjusted net earnings	$(580)	$(508)	$(584)	$(285)

International Operations

Estimated results of international activities include the results of our operations located outside the United States and certain of our operations that cannot be meaningfully associated with specific geographic areas (for example, commercial aircraft).

            Our international revenues were $23.9 billion in 2002, an increase of 3% from $23.1 billion in 2001. Revenues in the Pacific Basin increased 9% in 2002, as a result of acquisitions and origination growth primarily at GE Consumer Finance and GE Commercial Finance. Global revenues increased 21% in 2002 primarily as a result of origination growth at Aviation Services. Revenues in Europe decreased 2% as a result of lower investment gains and adjustments to estimates of prior year loss events at GE Insurance, the 2001 divestiture of Americom, and market conditions and geographic market exits at IT Solutions, partially offset by acquisitions at GE Consumer Finance and GE Commercial Finance. Our international assets grew 28% from $161.6 billion at year-end 2001 to $207.5 billion at the end of 2002. Our assets increased 41% and 26% in the Pacific Basin and Europe, respectively, resulting from acquisitions and origination growth.

            Our international activities span all global regions and primarily encompass leasing of aircraft and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we may have increased exposure to certain risks but also may have new profit opportunities. Potential increased risks include, among other things, higher receivables delinquencies and bad debts, delays or cancellation of sales and orders principally related to aircraft equipment, higher local currency financing costs and a slowdown in established financial services activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of financial services activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

            Financial results of our international activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Principal currencies are the euro, the Japanese yen and the Canadian dollar.

Capital Resources and Liquidity

Statement of Financial Position (page 33)

Investment securities for each of the past two years comprised mainly investment-grade debt securities held by GE Insurance in support of obligations to annuitants and policyholders. Investment securities were $116.5 billion in 2002, compared with $100.1 billion in 2001. The increase of $16.4 billion resulted from investment of premiums received, reinvestment of investment income, the addition of investment securities from acquired companies and increases in fair value, primarily debt securities, partially offset by sales and maturities as well as impairments and losses related to certain debt and equity securities.

            Gross unrealized gains and losses were $4.4 billion and $2.4 billion, respectively, at December 31, 2002 (gross unrealized gains and losses of $2.1 billion and $2.7 billion, respectively, as of December 31, 2001). Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging positions and estimated impairment of insurance intangible assets, could be as much as $1.4 billion.

            We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at December 31, 2002, approximately $800 million of portfolio value is at risk of being charged to earnings in 2003. Impairment losses recognized for 2002 were $759 million, including $348 million from the telecommunications and cable industries, of which $167 million was recognized in the second quarter of 2002 following the events relating to WorldCom, Inc.

Inventories were $208 million and $270 million at December 31, 2002 and 2001, respectively. The decrease in 2002 primarily reflected reduced sales volume and improved inventory management at IT Solutions.

Financing Receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $205.4 billion at December 31, 2002, from $178.9 billion at the end of 2001, as discussed in the following paragraphs. The related allowance for losses at the end of 2002, amounted to $5.5 billion ($4.8 billion at the end of 2001), representing our best estimate of probable losses inherent in the portfolio.

            A discussion of the quality of certain elements of the financing receivables portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

            GE Commercial Finance financing receivables before allowance for losses totaled $130.9 billion at December 31, 2002 ($120.1 billion at December 31, 2001) and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from increased acquisitions and originations growth, partially offset by sales and securitizations. Related nonearning and reduced-earning receivables were $2.2 billion at December 31, 2002, about 1.7% of outstandings, compared with $2.0 billion, about 1.7% of outstandings at year-end 2001. GE Commercial Finance receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

            GE Consumer Finance financing receivables before allowance for losses, primarily installment loans, auto loans and leases, and residential mortgages, were $66.0 billion at December 31, 2002, an increase of $16.0 billion from year-end 2001. This portfolio of receivables increased primarily from increased originations, acquisition growth and the net effects of foreign currency translation, partially offset by sales and securitizations. Nonearning consumer receivables at December 31, 2002, were $1.6 billion, about 2.4% of outstandings, compared with $1.3 billion, about 2.7% of outstandings at year-end 2001.

            "Other, principally GE Equipment Management" financing receivables before allowance for losses amounted to $8.5 billion at December 31, 2002, a decrease of $0.3 billion from year-end 2001, primarily as a result of the run-off of the liquidating Auto Financial Services portfolio. Nonearning receivables at December 31, 2002, were $0.1 billion, about 1.0% of outstandings, compared with $0.2 billion, about 1.8% of outstandings at year-end 2001.

            Delinquency rates on consumer financing receivables at December 31, 2002, were 5.34%; at year-end 2001 were 5.21%; and at year-end 2000 were 4.53% on a managed basis. Increased 2002 and 2001 delinquencies reflected our secured financing business acquired in 2001 and volume growth in that business in 2002. When delinquent, these loans have relatively lower losses than the rest of our consumer portfolio. Delinquencies on GE Commercial Finance equipment loans and leases were at 1.72%, 2.16% and 1.68% at year-end 2002, 2001 and 2000, respectively, on a managed basis. The decline at December 31, 2002, primarily reflected a higher concentration of Vendor Financial Services receivables coupled with improved collection results at Commercial Equipment Finance. The increase at December 31, 2001, reflected the acquisition of Heller Financial, Inc. Future provisions for losses will depend primarily on the size of the portfolio, which is expected to continue to grow, and on associated business and economic conditions.

Insurance receivables were $31.6 billion at year-end 2002, an increase of $3.3 billion that was primarily attributable to acquisitions and core growth at GE Financial Assurance, increased recoveries under existing retrocession agreements at ERC and an increase in mortgages held for investment at Mortgage Insurance (see note 6).

Other receivables totaled $13.0 billion at December 31, 2002, and $13.3 billion at December 31, 2001, and consist primarily of nonfinancing customer receivables, accrued investment income, amounts due from GE (generally related to certain trade payable programs), amounts due under operating leases, receivables due on sales of securities and various sundry items.

Equipment on operating leases (including buildings and equipment) was $33.5 billion at December 31, 2002, an increase of $4.1 billion from 2001. Details by category of investment can be found in note 7 to the consolidated financial statements. Additions to equipment on operating leases (including buildings and equipment) were $11.0 billion and $12.6 billion during 2002 and 2001, respectively, primarily reflecting acquisitions of commercial aircraft at GE Commercial Finance.

Intangible assets were $23.1 billion at year-end 2002, an increase of $2.4 billion. The increase in intangible assets reflected goodwill and other intangibles associated with acquisitions and purchase accounting adjustments primarily related to the 2001 acquisition of Heller Financial, Inc., partially offset by the impairment of goodwill from adopting SFAS 142 (see notes 1 and 8).

Other assets totaled $64.1 billion at year-end 2002, increased $12.1 billion, principally the result of acquisitions affecting real estate and separate accounts (investments controlled by policyholders); the transfer of Home Depot private label credit card receivables (assets held for sale) in preparation for their sale when that contract is terminated in 2003; and increasing deferred acquisition costs in connection with ongoing insurance operations, partially offset by a reduction in our investment in associated companies reflecting the consolidation of the Banc One joint venture (see note 9).

Borrowings were $270.9 billion at December 31, 2002, of which $130.1 billion is due in 2003 and $140.8 billion is due in subsequent years. Comparable amounts at the end of 2001 were $239.9 billion in total, $160.8 billion due within one year and $79.1 billion due thereafter. A large portion of our borrowings ($84.2 billion and $117.5 billion at the end of 2002 and 2001, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. Most of this commercial paper was issued by GE Capital. The average remaining terms and interest rates of GE Capital commercial paper were 47 days and 1.95% at the end of 2002, compared with 46 days and 2.37% at the end of 2001. The GE Capital ratio of debt to equity was 6.58 to 1 at the end of 2002 and 7.31 to 1 at the end of 2001.

Insurance liabilities, reserves and annuity benefits of $135.9 billion at December 31, 2002, were $21.6 billion higher than in 2001. The increase was primarily attributable to acquisitions, growth in deferred annuities and guaranteed investment contracts at GE Financial Assurance and adverse development at ERC. For additional information on these liabilities, see note 11.

Interest Rate and Currency Risk Management

Interest rate and currency risk management is important in our normal business activities. We use derivative financial instruments to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates and currency exchange rates. As a matter of policy, we do not engage in derivatives trading, derivatives market-making, or other speculative activities.

            The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest and currency exchange rates. The following discussion is based on so-called "shock-tests," which model effects of interest rates and currency shifts on the reporting company. While the following results of shock tests for changes in interest rates and currency exchange rates may have some limited use as benchmarks, they should not be viewed as forecasts.

  One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical increase in interest rates of 100 basis points across all maturities (sometimes referred to as a "parallel shift in the yield curve"). Under this model, with all else held constant, we estimate that such an increase, including repricing in the securities portfolio, would reduce our 2003 net earnings based on year-end 2002 positions by approximately $184 million. Based on positions at year-end 2001, the pro-forma effect on 2002 net earnings of such an increase in interest rates was estimated to be a decrease of approximately $189 million.

  Our geographic distribution of operations is diverse. One means of assessing exposure to changes in currency exchange rates is to model effects on reported earnings using a sensitivity analysis. We analyzed year-end 2002 consolidated currency exposures, including financial instruments designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currency. Net unhedged exposures in each currency were then remeasured generally assuming a 10% decrease (substantially greater decreases for hyperinflationary currencies) in currency exchange rates compared with the U.S. dollar. Under this model, we estimated at year-end 2002 that such a decrease would have an insignificant effect on our 2003 earnings.

Statement of Changes in Share Owners' Equity (page 32)

Share owners' equity increased $8.3 billion to $36.9 billion at year-end 2002. The increase was largely attributable to net earnings during the period of $3.6 billion and capital contributions of $6.3 billion, partially offset by dividends declared of $2.0 billion.

            Currency translation adjustments increased equity by $58 million and $117 million in 2002 and 2001, respectively, compared with reduction of $573 million in 2000. Changes in the currency translation adjustment reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated.

            Adoption of SFAS 133 in 2001 reduced equity by $890 million, including $849 million at the date of adoption. Further information about this accounting change is provided in note 1.

Statement of Cash Flows (page 34)

Our cash and equivalents aggregated $7.9 billion at the end of 2002, up from $7.3 billion at year-end 2001. Over the past three years, our borrowings with maturities of 90 days or less have decreased by $13.2 billion. New borrowings of $173.7 billion having maturities longer than 90 days were added during those years, while $107.2 billion of such longer-term borrowings were retired. We also generated $48.1 billion from operating activities over the last three years, which benefited in 2002 and 2001 from increases in insurance liabilities and reserves.

            Our principal use of cash has been investing in assets to grow our businesses. Of the $122.9 billion that we invested over the past three years, $48.0 billion was used for additions to financing receivables; $35.0 billion was used to invest in new equipment, principally for lease to others; and $24.8 billion was used for acquisitions of new businesses, the largest of which were Australian Guarantee Corporation, Security Capital and Deutsche Financial Services in 2002 and Heller Financial, Inc. and Mellon Leasing in 2001.

            With the financial flexibility that comes with excellent credit ratings, we believe that we should be well positioned to meet the global needs of our customers for capital and to continue providing our share owners with good returns.

Additional Considerations

Commercial Airlines

Following the events of September 11, 2001, many of our airline customers have experienced financial difficulties. In face of declining traffic, they have responded by curtailing flight schedules and deferring and canceling deliveries of commercial aircraft. Deteriorating aircraft utilization and pricing affects GE Commercial Finance, which owned 1,161 commercial aircraft at December 31, 2002, when, despite pressure on the industry, 1,149, or 99% were on lease. We believe, however, that the financial difficulties of our airline customers will continue to weigh on the airline industry in 2003.

            At year-end 2002, GE Commercial Finance had provided loans and leases of $26.6 billion and combined with our insurance business had $1.9 billion of investment securities related to the airline industry. In addition, GE Commercial Finance had funding commitments of $0.5 billion and had placed multi-year orders for various Boeing, Airbus and other aircraft with list prices approximating $15.4 billion at year-end 2002. GE Commercial Finance held placement agreements with commercial airlines for 40 of the 42 aircraft scheduled for delivery in 2003.

            Two of our major airline customers, US Airways Group Inc. and UAL Corp, the parent companies of US Airways and United Airlines, respectively, are experiencing significant financial difficulties and both filed for reorganization in bankruptcy in 2002. At December 31, 2002, our exposure related to these airlines amounted to $3.5 billion, including loans, leases, investment securities, guarantees and commitments as discussed above. Various Boeing and Airbus aircraft secure these financial exposures. We have provided for our best estimate of probable losses under these particular arrangements in light of estimated amounts recoverable under recourse provisions.

            In December 2002, GE Commercial Finance and US Airways Group Inc. agreed on a global restructuring plan that was approved by the cognizant Bankruptcy Court in January 2003. The plan will provide the airline with up to $120 million debtor-in-possession financing, which will be subsequently refinanced as part of a $360 million facility being provided by us upon US Airways Group Inc.'s exiting from Chapter 11, and $350 million of future lease financing for regional jet aircraft. Upon US Airways Group Inc.'s emergence from bankruptcy we would receive warrants to buy five percent of the Class A shares of the reorganized US Airways Group Inc. along with 3.8 million shares of its Class A preferred stock.

            Commercial aviation is important to us, as it is to the global economy, and we are pleased that our proactive partnering and our financial strength have earned us the loyalty of our customer base in that industry. At the same time, we are pleased to have served the needs of our global investors with prudent management of our exposure to the industry's risks. Our underwriting establishes positions that are secured by tangible assets; our risk management protects our investments; and we record losses in accordance with the applicable requirements.

Telecommunications

Financial services investments in and contractual commitments to customers in the telecommunications and cable industries amounted to $9.2 billion and $2.9 billion, respectively, as of December 31, 2002, and primarily comprised financing receivables and investment securities. Included in the telecommunications amount is GE Commercial Finance's equity method investment in SES Global of $1.7 billion. Like all financial services positions, these receivables and investments have been entered into subject to strict risk and underwriting criteria, are diversified, and financing receivables are generally secured. During recent declines in the values of these portfolios, the positions have been routinely reviewed for credit and impairment losses, and actions have been taken to mitigate exposures. We have made provision for probable losses. Future losses, if any, will depend upon business and economic developments as well as the success of risk mitigation actions.

Liquidity

The major debt-rating agencies evaluate the financial condition of GE Capital Corporation (GE Capital), our major public borrowing entity. Factors that are important to the ratings of GE Capital include the following: cash generating ability - including cash generated from operating activities; earnings quality - including revenue growth and the breadth and diversity of sources of income; leverage ratios - such as debt to total capital and interest coverage; and asset utilization, including return on assets and asset turnover ratios. Considering those factors the major rating agencies continue to give the highest ratings to debt of GE Capital (long term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

            One of our strategic objectives is to maintain these ratings on debt issued by GE Capital. Our Triple-A rating lowers our cost of borrowings and facilitates access to a variety of lenders. We manage our businesses in a manner consistent with maintaining these Triple-A ratings.

            To support the GE Capital rating, at the end of 2002, GE was contractually committed to maintain the ratios of earnings to fixed charges at GE Capital at a specified level. To build equity, our Board of Directors intends to reduce our dividend payments to GE to 10% of operating earnings. GE contributed $6.3 billion of cash in 2002, of which $1.8 billion funded certain loss development at ERC. See also "January 1, 2003, Reclassification of Financial Services Segment Profit" on page 20. Our plans are to reduce the level of debt and increase equity in financial services, targeting 2005 elimination of the $12.5 billion of debt allocated to All Other GECS as of January 1, 2003. Proceeds from any strategic dispositions will be evaluated when and if they are received, but we anticipate using at least some of those proceeds to reduce financial services debt.

            During 2002, certain external credit rating agencies announced the lowering of financial strength ratings with respect to GE Global Insurance Holding and subsidiaries. Those rating agencies made similar announcements with regard to other property and casualty insurance and reinsurance entities at about the same time. Debt ratings for GE Global Insurance Holding affect $1.7 billion of outstanding debt. These ratings were adjusted negatively in 2002, but remained investment grade. We do not believe these actions will materially affect GE Global Insurance Holding liquidity or capital resources or the ability to write future business.

Global commercial paper markets are also a primary source of liquidity for us. GE Capital is the most widely-held name in those markets and is the principal issuer of financial services debt. Financial services debt composition as of December 31, 2002 and 2001, follows.
December 31	2002	2001
Senior Notes	52%	33%
Commercial Paper	31	49
Other - principally current portion of long-term debt	17	18
Total	100%	100%

During 2002, GE Capital issued approximately $88 billion of long-term debt in U.S. and international markets. These funds were used primarily to reduce the amount of commercial paper outstanding by $33 billion and to fund acquisitions and new asset growth. We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets. GE Capital anticipates issuing approximately $60 billion of long-term debt using both U.S. and international markets during 2003. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

            We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but includes $54 billion of contractually committed lending agreements with highly-rated global banks and investment banks, an increase of $21 billion since December 31, 2001, as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets, and potential asset sales.

Off Balance Sheet arrangements are used in the ordinary course of business to achieve improved share owner returns. One of the most common forms of off balance sheet arrangements is asset securitization. The securitization transactions we engage in are similar to those used by many financial institutions and are part of a $700 billion annual market for asset-backed commercial paper. We use sponsored and third-party entities to execute securitization transactions funded in the commercial paper and term markets. As part of this program, we consider the relative risks and returns of each alternative and predominantly use sponsored entities. We believe that these transactions could be readily executed through non-sponsored entities or term securitization at modest incremental cost. Beyond improved returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions, transfer selected credit risk and improve cash flows while enhancing the ability to provide a full range of competitive products for customers.

            Simply stated, in a typical securitization transaction, we sell high-quality, financial assets to entities that have financed those purchases using low-cost, highly-rated commercial paper. In the following paragraphs, we describe in more detail how these transactions with such entities typically work.

            The first step in the securitization process uses entities that meet the accounting criteria for Qualifying Special Purpose Entities (qualifying entities). Among other criteria, a qualifying entity's activities must be restricted to passive investment in financial assets and issuance of retained interests in those assets. Under generally accepted accounting principles, entities meeting these criteria are not consolidated in the sponsor's financial statements. We sell selected financial assets to qualifying entities. Examples include financing and credit card receivables and trade receivables. On the whole, the credit quality of such assets is equal to or higher than the credit quality of similar assets we own.

            Qualifying entities raise cash by issuing retained interests--rights to cash flows from the assets--to other SPEs we sponsor that issue highly-rated commercial paper to third-party institutional investors. These SPEs use commercial paper proceeds to obtain retained interests in the financial assets of qualifying entities, as well as financial assets originated by multiple third parties. We provide credit support for certain of these assets, as well as liquidity support for the commercial paper. In accordance with our contractual commitments to the qualifying entities, we rigorously underwrite and service the associated assets, both those we originate and those originated by other participants. All of the qualifying entities' assets serve as collateral for the commercial paper. Support activities include credit reviews at acquisition and ongoing review, billing and collection activities--the same support activities that we employ for our own financing receivables. These entities are not consolidated in the accompanying financial statements.

            Our sponsored SPEs are routinely evaluated by the major credit rating agencies, including monthly reviews of key performance indicators and annual reviews of asset quality. Commercial paper issued by these entities has always received the highest available ratings from the major credit rating agencies and at year-end 2002 was rated A-1+/P-1.

            Assets held by SPEs include: receivables secured by equipment, commercial real estate and other assets; credit card receivables; and trade receivables. In addition to being of high credit quality, these assets are diversified to avoid concentrations of risk. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans, and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base. Such assets totaled $42.2 billion and $43.0 billion at December 31, 2002 and 2001, respectively.

            Sales of securitized assets to SPEs result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of retained interest and servicing rights and an allowance for losses. Total securitization sales resulted in gains of $0.8 billion and $1.3 billion in 2002 and 2001, respectively, and are included in revenues net of any effects of replenishing securitized credit card balances.

            In addition to the securitization activities discussed previously, Financial Guaranty Insurance Company (FGIC), an affiliate that is a leader in the municipal bond insurance market, uses SPEs that offer municipalities guaranteed investment contracts with interests in high-quality, fixed maturity, investment grade assets. FGIC actively manages these assets under strict investment criteria and GE Capital also provides certain performance guarantees. Total assets in sponsored FGIC entities amounted to $13.7 billion and $13.4 billion at December 31, 2002 and 2001, respectively.

            We provide financial support related to assets held by certain SPEs through liquidity agreements, credit support, performance guarantees and guarantee and reimbursement contracts. Net credit and liquidity support amounted to $27.2 billion after consideration of participated liquidity and arrangements that defer liquidity draws beyond 2003, a reduction of $15.9 billion from 2001. This amount includes credit support, in which we provide recourse for a maximum of $16.6 billion of credit losses in SPEs. Potential credit losses are provided for in our financial statements. Based on management's best estimate of probable losses inherent in the portfolio, we provided an allowance of $233 million for recourse obligations at year-end 2002. Performance guarantees relate to letters of credit and liquidity support for guaranteed investment contracts and are subject to a maximum of $3.8 billion at December 31, 2002.

            None of the sponsored SPEs is permitted to hold GE stock and there are no commitments or guarantees that provide for the potential issuance of GE stock. These entities do not engage in speculative activities of any description, are not used to hedge our asset positions, and under GE integrity policies, no GE employee, officer or director is permitted to invest in any sponsored SPE.

            We have extensive experience in evaluating economic, liquidity and credit risk. In view of this experience, the high quality of assets in these entities, the historically robust quality of commercial paper markets, and the historical reliability of controls applied to both asset servicing and to activities in the credit markets, we believe that, under any reasonable future economic developments, the likelihood is remote that any such arrangements could have an adverse economic effect on us.

            Under FIN 46, Consolidation of Variable Interest Entities, new consolidation criteria will be applied to certain SPEs, which it defines as "Variable Interest Entities." Additional information about entities that fall within the scope of FIN 46 is provided in note 20.

Principal debt conditions that could automatically result in remedies, such as acceleration of our debt, are described below.

  If the short-term credit rating of GE Capital or certain SPEs discussed further in note 20 were to fall below A-1/P-1, GE Capital would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum amount (net of participated liquidity and arrangements that defer liquidity to 2004) that GE Capital would be required to provide in the event of such a downgrade is determined by contract, and amounted to $22.6 billion at December 31, 2002.

  If the long-term credit rating of GE Capital were to fall below AA/Aa2, GE Capital would be required to provide substitute credit support or liquidate the SPEs. The maximum amount that GE Capital would be required to substitute in the event of such a downgrade is determined by contract, and amounted to $2.7 billion at December 31, 2002.

  If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide up to $1.1 billion to the FGIC SPEs and could be required to repay an amount of FGIC's guaranteed investment contracts specified by contract: at December 31, 2002, that maximum repayment was $3.6 billion.

  If GE Capital's long-term credit rating under certain swap, forward and option contracts falls below A-/A3, certain remedies are required as discussed in note 19.

  If GE Capital's ratio of earnings to fixed charges, which was 1.65:1 at the end of 2002 were to deteriorate to 1.10:1 or, upon redemption of certain preferred stock, its ratio of debt to equity, which was 6.58:1 at the end of 2002, were to exceed 8:1, GE has committed to contribute capital to GE Capital. GE also has guaranteed our subordinated debt with a face amount of $1.0 billion at December 31, 2002, and 2001.

None of these conditions has been met in our history, and we believe that under any reasonable future economic developments, the likelihood is remote that any such arrangements could have a significant effect on our operations, cash flows or financial position.

Timing of contractual commitments during the next five years related to leases and debt, follows.

(In billions)	2003	2004		2005	2006	2007

Commercial paper	$84.2	$--		$--	$--	$--
Other	46.6	47.5	(a)	22.3	10.3	14.8

(a)  Extendible notes amounting to $12 billion are floating rate securities with an initial maturity of 13 months, which can be extended on a rolling basis, at the investor's option to a final maturity of five years ending in 2007. We expect substantially all of the notes will remain outstanding until final maturity, but have included their face amount in 2004 commitments.

Critical Accounting Policies

Accounting policies discussed in this section are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Losses on financing receivables are recognized when they are incurred. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Exposure to losses on financing receivables at year-end 2002 was $222.0 billion, including credit support for special purpose entities, against which an allowance for losses of $5.8 billion was provided. Further information is provided on pages 22 and 23, and in notes 1, 4, 5 and, for special purpose entities, in note 20. While losses depend to a large degree on future economic conditions, we do not anticipate significant adverse credit development in 2003.

Impairment of investment securities results in a charge to operations when a market decline below cost is other than temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. Our investment securities amounted to $116.5 billion at year-end 2002. Gross unrealized gains and losses included in that carrying amount related to debt securities were $4.2 billion and $1.9 billion, respectively. Gross unrealized gains and losses on equity securities were $0.2 billion and $0.5 billion, respectively. Of securities with unrealized losses at year-end 2002, and based on application of our accounting policy for impairment, approximately $800 million of portfolio value, including approximately $200 million from the telecommunications and cable industries is at risk of being charged to earnings in 2003. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks. Further information is provided in notes 1 and 3 and on page 22, which discusses the investment securities portfolio.

Insurance liabilities and reserves differ for short and long-duration insurance contracts. Short-duration contracts such as property and casualty policies are accounted for based on actuarial estimates of losses inherent in that period's claims, including losses for which claims have not yet been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Measurement of long-duration insurance liabilities (such as term and whole life insurance policies) is also based on approved actuarial techniques that include assumptions about mortality, lapse rates and future yield on related investments. Historical insurance industry experience indicates that a greater degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts than exists for long-duration mortality exposures. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time--often many years--that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an "excess-of-loss" basis and the resulting lags in receiving current claims data. Our insurance liabilities, reserves and annuity benefits within the Insurance segment totaled $135.9 billion at year-end 2002. Of that total, $30.6 billion ($20.9 billion net of reinsurance recoverables) related to unpaid claims and claims adjustment expenses under short-duration insurance contracts of which ERC's share approximated $26.6 billion ($17.4 billion net of reinsurance recoverables).

            We continually evaluate the potential for changes in loss estimates with the support of qualified reserving actuaries and use the results of these evaluations both to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. For actuarial analysis purposes, reported and paid claims activity is segregated into several hundred reserving segments, each having differing historical settlement trends. A variety of actuarial methodologies are then applied to the underlying data for each of these reserving segments in arriving at an estimated range of "reasonably possible" loss scenarios. Factors such as line of business, length of historical settlement pattern, recent changes in underwriting standards and unusual trends in reported claims activity will generally affect which actuarial methodologies are given more weight for purposes of determining the "best estimate" of ultimate losses in a particular reserving segment. As discussed on pages 17-18, in recent periods and continuing throughout 2002, the level of reported claims activity related to prior year loss events, particularly for liability-related exposures underwritten in 1997 through 2001 at ERC, has been significantly higher than anticipated. Full consideration of these trends was incorporated into a comprehensive reserve study completed in the fourth quarter of 2002.

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

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and business combinations require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under re-examination by accounting standard setters and regulators. Although no specific conclusions reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see note 1, Summary of Significant Accounting Policies, which discusses accounting policies that we have selected from acceptable alternatives.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on us is discussed in the Interest Rate and Currency Risk Management section of Item 7.

Item 8.   Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

General Electric Capital Services, Inc.:

We have audited the consolidated financial statements of General Electric Capital Services, Inc. ("GECS") and consolidated affiliates as listed in Item 15. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of GECS management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Services, Inc. and consolidated affiliates at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, GECS in 2002 changed its method of accounting for goodwill and other intangible assets and in 2001 changed its methods of accounting for derivative instruments and hedging activities and impairment of certain beneficial interests in securitized assets.

/s/ KPMG LLP

Stamford, Connecticut

February 7, 2003

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Statement of Earnings

For the years ended December 31 (In millions)	2002	2001	2000
REVENUES
Time sales, loan and other income	$22,030	$21,894	$22,002
Operating lease rentals	6,191	6,088	6,183
Financing leases	4,616	4,517	4,012
Investment income	5,570	6,593	8,479
Premium and commission income of insurance affiliates (note 11)	16,484	15,634	16,093
Sales of goods	3,296	3,627	9,408
Total revenues	$58,187	$58,353	$66,177
EXPENSES
Interest	$9,935	$10,598	$11,111
Operating and administrative (note 2)	16,029	16,366	19,453
Insurance losses and policyholder and annuity benefits	17,608	15,062	14,399
Cost of goods sold	3,039	3,266	8,537
Provision for losses on financing receivables (note 5)	3,087	2,481	2,045
Depreciation and amortization of equipment on operating leases (including buildings and equipment) (note 7)	3,799	3,451	3,314
Minority interest in net earnings of consolidated affiliates	143	163	214
Total expenses	53,640	51,387	59,073

Earnings before income taxes and accounting changes	4,547	6,966	7,104
Provision for income taxes (note 12)	79	(1,380)	(1,912)

Earnings before accounting changes	4,626	5,586	5,192
Cumulative effect of accounting changes (note 1)	(1,015)	(169)	-

NET EARNINGS	$3,611	$5,417	$5,192

Statement of Changes in Share Owners' Equity

(In millions)	2002	2001	2000
CHANGES IN SHARE OWNERS' EQUITY (note 15) Balance at January 1	$28,590	$23,022	$20,321

Transactions with share owners	4,317	1,276	(1,752)
Changes other than transactions with share owners:
Increases attributable to net earnings	3,611	5,417	5,192
Investment securities - net	1,539	(352)	(166)
Currency translation adjustments	58	117	(573)
Derivatives qualifying as hedges	(1,186)	(890)	-
Total changes other than transactions with share owners	4,022	4 ,292	4,453
Balance at December 31	$36,929	$28,590	$23,022

See Notes to Consolidated Financial Statements.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Statement of Financial Position

At December 31 (In millions)	2002	2001
ASSETS
Cash and equivalents	$7,918	$7,314
Investment securities (note 3)	116,530	100,138
Financing receivables (note 4):
Time sales and loans, net of deferred income	143,309	119,797
Investment in financing leases, net of deferred income	62,120	59,144
	205,429	178,941
Allowance for losses on financing receivables (note 5)	(5,512)	(4,801)
Financing receivables - net	199,917	174,140
Insurance receivables (note 6)	31,585	28,312
Other receivables	12,996	13,267
Inventories	208	270
Equipment on operating leases (including buildings and equipment) (note 7)	33,461	29,341
Intangible assets - net (note 8)	23,131	20,757
Other assets (note 9)	64,082	51,945
Total assets	$489,828	$425,484

LIABILITIES AND SHARE OWNERS' EQUITY
Short-term borrowings (note 10)	$130,126	$160,844
Long-term borrowings (note 10)	140,836	79,091
Total borrowings	270,962	239,935
Accounts payable	12,608	13,705
Insurance liabilities, reserves and annuity benefits (note 11)	135,853	114,223
Other liabilities	18,441	16,647
Deferred income taxes (note 12)	10,590	8,117
Total liabilities	448,454	392,627

Minority interest in equity of consolidated affiliates (note 13)	4,445	4,267

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by consolidated affiliates at December 31, 2002 and 2001)	10	10
Common stock, $1,000 par value ( 1,260 shares authorized at December 31, 2002 and 2001 and 1,012 shares outstanding at December 31, 2002 and 2001)	1	1
Additional paid-in capital	12,261	5,979
Retained earnings	26,324	24,678
Accumulated gains/(losses) - net:
Investment securities (a)	1,191	(348)
Currency translation adjustments (a)	(782)	(840)
Derivatives qualifying as hedges (a)	(2,076)	(890)
Total share owners' equity (note 15)	36,929	28,590
Total liabilities and share owners' equity	$489,828	$425,484

(a)   The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," as shown in note 15, and was ($1,667) million and ($2,078) million at year - end 2002 and 2001, respectively.

See Notes to Consolidated Financial Statements.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Statement of Cash Flows

For the years ended December 31 (In millions)	2002	2001	2000
CASH FLOWS - OPERATING ACTIVITIES
Net earnings	$3,611	$5,417	$5,192
Adjustments to reconcile net earnings to cash provided from operating activities:
Cumulative effect of accounting changes	1,015	169	-
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	3,799	3,451	3,314
Provision for losses on financing receivables	3,087	2,481	2,045
Amortization of goodwill	-	707	860
Deferred income taxes	1,409	862	683
Decrease (increase) in inventories	62	396	(261)
Increase (decrease) in accounts payable	(880)	4,804	3,047
Increase (decrease) in insurance liabilities and reserves	9,454	8,194	(1,009)
All other operating activities	(559)	(8,688)	(4,587)
Cash from operating activities	20,998	17,793	9,284

CASH FLOWS - INVESTING ACTIVITIES
Net increase in financing receivables (note 16)	(17,945)	(13,952)	(16,076)
Equipment on operating leases (including buildings and equipment)
- additions	(10,965)	(12,644)	(11,431)
- dispositions	6,007	7,345	6,714
Payments for principal businesses purchased, net of cash acquired	(12,618)	(10,993)	(1,176)
All other investing activities (note 16)	(15,213)	(7,751)	(12,173)
Cash used for investing activities	(50,734)	(37,995)	(34,142)

CASH FLOWS - FINANCING ACTIVITIES
Net increase (decrease) in borrowings (maturities of 90 days or less)	(34,687)	23,634	(2,121)
Newly issued debt (maturities longer than 90 days) (note 16)	96,044	30,752	46,887
Repayments and other reductions (maturities longer than 90 days) (note 16)	(39,225)	(36,051)	(31,907)
Dividends paid	(1,965)	(1,961)	(1,822)
All other financing activities (note 16)	10,173	5,090	12,942

Cash from financing activities	30,340	21,464	23,979

INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING YEAR	604	1,262	(879)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	7,314	6,052	6,931
CASH AND EQUIVALENTS AT END OF YEAR	$7,918	$7,314	$6,052

See Notes to Consolidated Financial Statements.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - General Electric Capital Services, Inc. owns all of the common stock of General Electric Capital Corporation (GE Capital) and GE Global Insurance Holding Corporation (GE Global Insurance Holding), the parent of Employers Reinsurance Corporation. All of our outstanding common stock is owned by General Electric Company (GE Company or GE) and an affiliate of GE Company. Our consolidated financial statements represent the adding together of all affiliates - companies that we directly or indirectly control (consolidated affiliates), including GE Capital and GE Global Insurance Holding. Results of associated companies - generally companies in which we own 20% to 50% and over which we, directly or indirectly, have significant influence - are included in the financial statements on a "one-line" basis.

Financial statement presentation - We have reclassified certain prior-year amounts to conform to this year's presentation. The effects of transactions among related companies within and between each of the above-mentioned groups are eliminated.

            Preparing financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Sales of Goods - We record sales of goods when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of products is not assured, sales are recorded only upon formal customer acceptance.

Revenues from Services (Earned Income) - We use the interest method to recognize income on all loans. We stop accruing interest income at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days delinquent. We recognize interest income on impaired loans either as cash is collected or on a cost-recovery basis as conditions warrant.

            We record financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values of leased assets are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, results of future remarketing and future component part and scrap metal prices, discounted at an appropriate rate.

            We recognize operating lease income on a straight-line basis over the terms of underlying leases.

            We defer origination, commitment and other nonrefundable fees related to fundings and record them in earned income on the interest method. We defer commitment fees related to loans that we do not expect to fund and on line-of-credit fees and record them in earned income on a straight-line basis over the period to which the fees relate. We record syndication fees in earned income at the time related services are performed unless significant contingencies exist.

            See pages 36 and 37 for our discussion of income from investment and insurance activities.

Depreciation and amortization - The cost of our equipment leased to others on operating leases is amortized, principally on a straight-line basis, to estimated residual value over the lease term or over the estimated economic life of the equipment. Depreciation of property and equipment we use is recorded on either a sum-of-the-years digits formula or a straight-line basis over the lives of the assets.

Losses on Financing Receivables - The allowance for losses on small-balance receivables reflects our best estimate of probable losses inherent in the portfolio determined principally on the basis of historical experience. For other receivables, principally the larger loans and leases, the allowance for losses is determined primarily on the basis of our best estimate of probable losses, including specific allowances for known troubled accounts. Small balance receivables consist of consumer loans, primarily credit card receivables, and certain homogenous leases and secured loans. Large balance receivables comprise all other commercial loans and leases.

            Losses on financing receivables are recognized when they are incurred. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral value, and the present and expected levels of interest rates. For large balance, non-homogenous loans, the following sources of value are used to determine recoverability, as appropriate in the circumstances: present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral.

            All accounts or portions thereof that are deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. Small-balance accounts generally are written off when 6 to 12 months delinquent, although any such balance judged to be uncollectible, such as an account in bankruptcy, is written down immediately to estimated realizable value. Large-balance accounts are reviewed at least quarterly, and those accounts with amounts that are judged to be uncollectible are written down to estimated realizable value.

            When collateral is repossessed in satisfaction of a loan, the receivable is written down against the allowance for losses to estimated fair value of the asset less costs to sell, transferred to other assets and subsequently carried at the lower of cost or estimated fair value less costs to sell. This accounting method has been employed principally for commercial lending transactions.

Cash and Equivalents - Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available for sale and classified as investment securities.

Investment Securities - We report investments in debt and, marketable equity securities, and equity securities at our insurance affiliates at fair value based primarily on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale, with unrealized gains and losses included in share owners' equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Inventories - Inventories consist primarily of finished products held for sale. All inventories are stated at the lower of cost or realizable values. Cost is primarily determined on a first-in, first-out basis.

Intangible Assets - As of January 1, 2002, we completed adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the "reporting unit" level. A reporting unit is the operating segment or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

            We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required.

            Before January 1, 2002, we amortized goodwill over its estimated period of benefit on a straight-line basis; we amortized other intangible assets on appropriate bases over their estimated lives. No amortization period exceeded 40 years. When an intangible asset's carrying value exceeded associated expected operating cash flows, we considered it to be impaired and wrote it down to fair value, which we determined based on either discounted future cash flows or appraised values.

Insurance Accounting Policies - Accounting policies for insurance businesses follow.

Premium income. We report insurance premiums as earned income as follows:

  For short-duration insurance contracts (including property and casualty, accident and health, and financial guaranty insurance), we report premiums as earned income, generally on a pro-rata basis, over the terms of the related agreements. For retrospectively rated reinsurance contracts, we record premium adjustments based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported (IBNR) reserves.

  For traditional long-duration insurance contracts (including term and whole life contracts and annuities payable for the life of the annuitant), we report premiums as earned income when due.

  For investment contracts and universal life contracts, we report premiums received as liabilities, not as revenues. Universal life contracts are long-duration insurance contracts with terms that are not fixed and guaranteed; for these contracts, we recognize revenues for assessments against the policyholder's account, mostly for mortality, contract initiation, administration and surrender. Investment contracts are contracts that have neither significant mortality nor significant morbidity risk, including annuities payable for a determined period; for these contracts, we recognize revenues on the associated investments and amounts credited to policyholder accounts are charged to expense.

Liabilities for unpaid claims and claims adjustment expenses represent our best estimate of the ultimate obligations for reported claims plus those IBNR and the related estimated claim settlement expenses for all claims incurred through December 31 of each year. Specific reserves - also referred to as case reserves - are established for reported claims using case-basis evaluations of the underlying claim data and are updated as further information becomes known.  IBNR reserves are determined using generally accepted actuarial reserving techniques that take into account historical loss experience data and, as appropriate, certain qualitative factors. IBNR reserves are adjusted to take into account certain additional factors that can be expected to affect the liability for claims over time, such as changes in the volume and mix of business written, revisions to contract terms and conditions, changes in legal precedence or developed case law, trends in healthcare and medical costs, and general inflation levels. Settlement of complex claims routinely involves threatened or pending litigation to resolve disputes as to coverage, interpretation of contract terms and conditions or fair compensation for damages suffered. These disputes are settled through negotiation, arbitration, or actual litigation. Recorded reserves incorporate our best estimate of the effect that ultimate resolution of such disputes have on both claims payments and related settlement expenses. Liabilities for unpaid claims and claims adjustment expenses are continually reviewed and adjusted; such adjustments are included in current operations and accounted for as changes in estimates.

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

  For short-duration insurance contracts, we amortize these costs on a pro-rata basis over the contract periods in which the related premiums are earned.

  For traditional long-duration insurance contracts, we amortize these costs over the respective contract periods in proportion to either anticipated premium income or, in the case of limited-payment contracts, estimated benefit payments.

  For investment contracts and universal life contracts, we amortize these costs on the basis of anticipated gross profits.

We review deferred policy acquisition costs periodically for recoverability considering anticipated investment income.

Present value of future profits. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance enterprises is recorded as the present value of future profits and is amortized over the respective policy terms in a manner similar to deferred policy acquisition costs. We adjust unamortized balances to reflect experience and impairment, if any.

Accounting Changes

Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

            Under SFAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, on a reporting unit basis, and recorded a non-cash charge of $1.2 billion ($1.0 billion after tax), which we reported in the caption "Cumulative effect of accounting changes." Substantially all of the charge relates to the IT Solutions business and the GE Auto and Home business. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows.

            In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The resulting disclosure provisions are effective for year-end 2002 and such disclosures are provided in notes 20 and 21. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003.

            In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46's disclosure requirements are effective for year-end 2002 and such disclosures are provided in note 20. We plan to adopt FIN 46's accounting provisions on July 1, 2003.

            At January 1, 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. Further information about derivatives and hedging is provided in note 19.

            The cumulative effect of adopting this accounting change at January 1, 2001, follows.

(In millions)

	Earnings (a)	Share owners' equity
Adjustment to fair value of derivatives	$(77)	$(1,374)
Income tax effects	28	525
Total	$(49)	$(849)

(a) For earnings effect, amount shown is net of adjustment to hedged items.

The cumulative effect on earnings of adopting SFAS 133 comprised two significant elements. One element represented the fair value of equity options embedded in loans that provided both us and the borrower the right, but not the obligation, to convert the loans into shares of the borrower's stock. The second element of the transition effect was a portion of the effect of marking to market options and currency contracts used for hedging. The cumulative effect on share owners' equity was primarily attributable to marking to market forward and swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangements. As a matter of policy, we ensure that, including the effect of derivatives, lending and financing asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future earnings will not be subject to volatility from interest rate changes.

            In November 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on accounting for impairment of retained beneficial interests (EITF 99-20). Under this consensus, impairment of certain retained interests in securitized assets must be recognized when (1) the asset's fair value is below its carrying value, and (2) it is probable that there has been an adverse change in estimated cash flows. The cumulative effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million.

            These 2001 accounting changes did not involve cash, and we expect that they will have no more than a modest effect on future results.

NOTE 2. OPERATING AND ADMINISTRATIVE EXPENSES

Our employees and retirees are covered under a number of pension, health and life insurance plans. The principal pension plan is the GE Company Pension Plan, a defined benefit plan. Employees of certain affiliates are covered under separate pension plans which are not significant individually or in the aggregate. We provide health and life insurance benefits to certain of our retired employees, principally through GE Company's benefit program, as well as through plans sponsored by other affiliates. The annual cost to us of providing these benefits is not material.

            Rental expense relating to equipment we lease from others for the purpose of subleasing was $378 million in 2002, $400 million in 2001 and $496 million in 2000. Other rental expense was $599 million in 2002, $606 million in 2001 and $680 million in 2000, principally for the rental of office space and data processing equipment. On December 31, 2002, minimum rental commitments under noncancelable operating leases aggregated $4,449 million; $738 million in 2003; $674 million in 2004; $533 million in 2005; $457 million in 2006; $556 million in 2007 and $1,491 million thereafter. As a lessee, we have no material lease agreements classified as capital leases.

            Amortization of deferred insurance acquisition costs charged to operations in 2002, 2001 and 2000 was $2,390 million, $2,490 million and $2,787 million, respectively.

NOTE 3. INVESTMENT SECURITIES
(In millions)	Amortized cost	Gross Unrealized gains	Gross Unrealized losses	Estimated fair value
December 31, 2002
Debt:
U.S. corporate	$55,489	$2,416	$(1,490)	$56,415
State and municipal	12,147	358	(45)	12,460
Mortgage - backed	12,285	438	(46)	12,677
Asset - backed	7,081	126	(32)	7,175
Corporate - non-U.S.	13,396	529	(230)	13,695
Government - non-U.S.	8,147	291	(62)	8,376
U.S. government and federal agency	1,678	67	(18)	1,727
Equity	4,333	165	(493)	4,005
	$114,556	$4,390	$(2,416)	$116,530
December 31, 2001
Debt:
U.S. corporate	$47,391	$880	$(1,626)	$46,645
State and municipal	12,518	180	(136)	12,562
Mortgage - backed	10,024	210	(57)	10,177
Asset - backed	6,418	214	(33)	6,599
Corporate - non-U.S.	13,088	232	(277)	13,043
Government - non-U.S.	6,104	183	(124)	6,163
U.S. government and federal agency	1,233	25	(32)	1,226
Equity	3,926	178	(381)	3,723
	$100,702	$2,102	$(2,666)	$100,138

A substantial portion of mortgage-backed securities shown in the table above are collateralized by U.S. residential mortgages.

At December 31, 2002, contractual maturities of our investment in debt securities (excluding mortgage-backed and asset-backed securities) were as follows:
(In millions)	Amortized cost	Estimated fair value
Due in:
2003	$7,795	$7,833
2004-2007	19,648	19,947
2008-2012	23,260	23,821
2013 and later	40,154	41,072

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

            Proceeds from securities sales amounted to $46,183 million in 2002, $39,512 million in 2001 and $24,711 million in 2000.

Supplemental information about gross realized gains and losses on investment securities follows.
(In millions)	2002	2001	2000
Gains (a)	$1,578	$1,800	$3,581
Losses, including impairments	(1,277)	(838)	(714)
Total	$301	$962	$2,867

(a) Includes $1,366 million, in 2000, from the sale of our investment in common stock of Paine Webber Group, Inc.

NOTE 4. FINANCING RECEIVABLES (INVESTMENTS IN TIME SALES, LOANS AND FINANCING LEASES)
December 31 (In millions)	2002	2001

COMMERCIAL FINANCE
Equipment	$61,961	$54,842
Commercial and industrial	36,512	35,239
Real estate	21,041	20,891
Commercial aircraft	11,397	9,081
	130,911	120,053
CONSUMER FINANCE
Non U.S. installment, revolving credit and other	23,655	18,371
Non U.S.--Auto	15,113	11,938
U.S.--installment, revolving credit and other	14,312	11,465
Non U.S. residential	9,731	5,820
Other	3,225	2,470
	66,036	50,064

Other, principally Equipment Management	8,482	8,824
	205,429	178,941

Less allowance for losses (note 5)	(5,512)	(4,801)
	$199,917	$174,140

Our financing receivables include both time sales and loans and financing leases. Time sales and loans represents transactions in a variety of forms, including time sales, revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes time sales and loans carried at the principal amount on which finance charges are billed periodically, and time sales and loans carried at gross book value, which includes finance charges.

            Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment and medical equipment, as well as other manufacturing, power generation, commercial real estate, and commercial equipment and facilities.

            As the sole owner of assets under direct financing leases and as the equity participant in leveraged leases, we are taxed on total lease payments received and are entitled to tax deductions based on the cost of leased assets and tax deductions for interest paid to third-party participants. We are generally entitled to any residual value of leased assets.

            Investment in direct financing and leveraged leases represents net unpaid rentals and estimated unguaranteed residual values of leased equipment, less related deferred income. We have no general obligation for principal and interest on notes and other instruments representing third-party participation related to leveraged leases; such notes and other instruments have not been included in liabilities but have been offset against the related rentals receivable. Our share of rentals receivable on leveraged leases is subordinate to the share of other participants who also have security interests in the leased equipment.

            Third-party debt financing provided in leveraged lease transactions takes the form of various lending arrangements that are nonrecourse to us and are secured by both the assets underlying the leases and the amounts of future lease payments receivable. Since this third-party debt is nonrecourse to us, the related principal and interest is deducted from the lease receivables in determining our net investment in leveraged leases.

Net investment in financing leases
	Total financing leases		Direct financing leases		Leveraged leases
December 31 (In millions)	2002	2001	2002	2001	2002	2001
Total minimum lease payments receivable	$90,452	$86,689	$58,591	$57,243	$31,861	$29,446
Less principal and interest on third-party nonrecourse debt	(24,249)	(22,588)	-	-	(24,249)	(22,588)
Net rentals receivable	66,203	64,101	58,591	57,243	7,612	6,858

Estimated unguaranteed residual value of leased assets	10,067	8,996	6,292	5,544	3,775	3,452
Less deferred income	(14,150)	(13,953)	(10,201)	(10,378)	(3,949)	(3,575)
Investment in financing leases	62,120	59,144	54,682	52,409	7,438	6,735

Less amounts to arrive at net investment
Allowance for losses	(873)	(757)	(771)	(684)	(102)	(73)
Deferred taxes	(9,763)	(9,168)	(5,559)	(4,643)	(4,204)	(4,525)
Net investment in financing leases	$51,484	$49,219	$48,352	$47,082	$3,132	$2,137

Contractual Maturities
(In millions)	Total time sales and loans (a)	Net rentals receivable (a)
Due in:
2003	$47,887	$16,705
2004	25,120	14,479
2005	21,225	10,314
2006	11,686	6,741
2007	9,308	3,888
2008 and later	28,083	14,076
Total	$143,309	$66,203

(a) Experience has shown that a substantial portion of receivables will be paid prior to contractual maturity, and these amounts should not be regarded as forecasts of future cash flows.

"Impaired" loans are defined by generally accepted accounting principles as large balance loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

December 31 (In millions)	2002	2001

Loans requiring allowance for losses	$1,140	$1,041
Loans expected to be fully recoverable	845	574
	$1,985	$1,615
Allowance for losses	$397	$422
Average investment during year	1,747	1,121
Interest income earned while impaired (a)	16	17

(a) Recognized principally on cash basis.

NOTE 5. ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)	2002	2001	2000
Balance At January 1
Commercial Finance	$2,513	$1,682	$1,435
Consumer Finance	2,173	2,149	2,025
Other	115	203	248
	4,801	4,034	3,708
Provision Charged To Operations
Commercial Finance	1,092	756	453
Consumer Finance	1,950	1,646	1,471
Other	45	79	121
	3,087	2,481	2,045

Other Additions - Principally Acquisitions	704	564	22
Net Write-offs
Commercial Finance	(1,152)	(485)	(369)
Consumer Finance	(1,849)	(1,659)	(1,245)
Other	(79)	(134)	(127)
	(3,080)	(2,278)	(1,741)
Balance At December 31
Commercial Finance	2,634	2,513	1,682
Consumer Finance	2,782	2,173	2,149
Other	96	115	203
Balance at December 31	$5,512	$4,801	$4,034

Selected Financing Receivables Ratios
December 31	2002	2001
Allowance For Losses On Financing Receivables As A Percentage Of Total Financing Receivables
Commercial Finance	2.01%	2.09%
Consumer Finance	4.21	4.34
Total	2.68	2.68

Nonearning And Reduced Earning Financing Receivables As A Percentage Of Total Financing Receivables
Commercial Finance	1.7%	1.7%
Consumer Finance	2.4	2.7
Total	1.9	2.0

NOTE 6. INSURANCE RECEIVABLES
December 31 (In millions)	2002	2001
Reinsurance recoverables	$13,551	$12,606
Commercial mortgage loans	5,358	4,634
Premiums receivable	5,314	5,113
Residential mortgage loans	1,919	1,364
Corporate and individual loans	1,801	1,244
Policy loans	1,539	1,290
Funds on deposit with reinsurers	830	749
Other	1,552	1,602
Allowance for losses	(279)	(290)
Total	$31,585	$28,312

NOTE 7. EQUIPMENT ON OPERATING LEASES (INCLUDING BUILDINGS AND EQUIPMENT)
December 31 (In millions)	2002	2001
ORIGINAL COST (a)
Buildings and equipment	$4,731	$3,600
Equipment leased to others
Aircraft	20,053	16,173
Vehicles	10,859	10,779
Railroad rolling stock	3,376	3,439
Marine shipping containers	1,611	1,618
Mobile and modular structures	1,383	1,325
Information technology equipment	1,033	1,321
Construction and manufacturing equipment	1,239	799
Scientific, medical and other equipment	2,058	1,001
	$46,343	$40,055

ACCUMULATED DEPRECIATION AND AMORTIZATION
Buildings and equipment	$(1,838)	$(1,579)
Equipment leased to others	(11,044)	(9,135)
	$(12,882)	$(10,714)

(a) Includes $1.4 billion and $0.2 billion of assets leased to GE as of December 31, 2002 and 2001, respectively.

Amortization of equipment leased to others was $3,406 million, $2,958 million and $2,620 million in 2002, 2001 and 2000, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 2002 are due as follows:
(In millions)
Due in
2003	$4,553
2004	3,716
2005	2,802
2006	2,074
2007	1,549
After 2007	5,030
Total	$19,724

NOTE 8. INTANGIBLE ASSETS
December 31 (In millions)	2002	2001
Goodwill	$19,094	$15,933
Present value of future profits (PVFP)	2,457	2,198
Capitalized software	894	901
Other intangibles	686	1,725
Total	$23,131	$20,757

Intangible assets are net of accumulated amortization of $10,603 million in 2002 and $9,963 million in 2001.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION
December 31 (In millions)	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Present value of future profits (PVFP)	$5,261	$(2,804)	$4,744	$(2,546)
Capitalized software	1,462	(568)	1,307	(406)
Servicing assets (a)	3,582	(3,240)	3,768	(2,629)
Patents, licenses and other	287	(158)	384	(168)
All other	556	(341)	708	(338)
Total	$11,148	$(7,111)	$10,911	$(6,087)

(a)  Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $33 billion and $59 billion at December 31, 2002 and 2001, respectively.

Amortization expense related to intangible assets, excluding goodwill, for 2002 and 2001, was $1,521 million and $1,103 million, respectively. The estimated percentage of the December 31, 2002, net PVFP balance to be amortized over each of the next five years follows.

2003	2004	2005	2006	2007
11.2%	9.7%	8.7%	7.6%	6.7%

Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

            The amount of goodwill amortization included in net earnings (net of income taxes) in 2001 and 2000 was $552 million and $620 million, respectively.

            The effects on earnings of excluding such goodwill amortization from 2001 and 2000 follow.

(In millions)	2002	2001	2000
Net earnings, as reported	$3,611	$5,417	$5,192
Net earnings, excluding goodwill amortization	$3,611	$5,969	$5,812

GOODWILL

Goodwill balances, net of accumulated amortization, follow.

(In millions)	GE Commercial Finance	GE Consumer Finance	GE Equipment Management	GE Insurance	All Other GECS	Total
Balance, January 1, 2002	$6,235	$3,826	$1,160	$3,372	$1,340	$15,933
Acquisitions/Purchase Price Accounting Adjustments	1,684	1,286	31	542	-	3,543
Transition Impairment (Pre-Tax)	-	-	-	-	(1,204)	(1,204)
All Other	68	450	51	262	(9)	822
Balance, December 31, 2002	$7,987	$5,562	$1,242	$4,176	$127	$19,094

NOTE 9. OTHER ASSETS
December 31 (In millions)	2002	2001
Investments:
Associated companies (a)	$11,635	$14,415
Real estate (b)	14,395	8,141
Assets held for sale	2,998	730
Other	5,164	5,222
	34,192	28,508
Separate accounts	14,978	10,403
Deferred insurance acquisition costs	8,086	6,768
Derivative instruments (c)	2,071	2,066
Other	4,755	4,200
	$64,082	$51,945

(a)  Includes advances to associated companies which are non-controlled, non-consolidated equity investments.

(b)  Our investment in real estate consists principally of two categories: real estate held for investment and equity method investments. Both categories contain a wide range of properties including the following at December 31, 2002: offices (25%), self storage facilities (17%), apartment buildings (15%), retail facilities (12%), franchise properties (8%), industrial properties (8%), parking facilities (6%) and other (9%). At December 31, 2002, investments were located in North America (71%), Europe (19%) and Asia (10%).

(c)  Amounts are stated at fair value in accordance with SFAS 133. We discuss the types of derivative instruments and how we use them in note 19.

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 11.

NOTE 10. BORROWINGS
SHORT-TERM BORROWINGS	2002		2001
December 31 (In millions)	Amount	Average rate (a)	Amount	Average rate (a)
Commercial paper - U.S.	$66,629	1.51%	$100,170	2.21%
Commercial paper - non-U.S.	17,611	3.41	17,289	3.36
Current portion of long-term debt	35,617	4.19	30,952	5.08
Other	10,280		12,590
	130,137		161,001
Foreign currency loss (b)	(11)		(157)
	$130,126		$160,844

LONG-TERM BORROWINGS		2002		2001
December 31 (In millions)	Maturities	Amount	Average rate (a)	Amount
Senior notes	2004-2055	$126,947	3.79%	$78,347
Extendible notes	2007	12,000	1.46	-
Subordinated notes (c)	2004-2035	1,263	7.53	1,171
		140,210		79,518
Foreign currency gain/(loss) (b)		626		(427)
		$140,836		$79,091

(a)  Based on year - end balances and year-end local currency interest rates, including the effects of interest rates and currency swaps, if any, directly associated with the original debt issuance.

(b)  Total borrowings exclude the foreign exchange effects of related currency swaps in accordance with the provisions of SFAS 133.

(c)  At year-end 2002 and 2001, $996 million of subordinated notes were guaranteed by GE.

Our borrowings are addressed below from two perspectives - liquidity and interest rate risk management. Additional information about borrowings and associated swaps can be found in note 19.

Liquidity requirements are principally met through the credit markets. Maturities of long-term borrowings (including the current portion) during the next five years follow.
(In millions)	2003	2004		2005	2006	2007
	$35,606	$46,855	(a)	$21,723	$9,840	$14,244

(a)   Extendible notes amounting to $12 billion are floating rate securities with an initial maturity of 13 months, which can be extended on a rolling basis, at the investor's option to a final maturity of five years ending in 2007.

Committed credit lines totaling $54.1 billion had been extended to us by 90 banks at year-end 2002. Included in this amount was $47.0 billion provided directly to us and $7.1 billion provided by 21 banks to GE to which we also have access. Our lines include $19.2 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. We pay banks for credit facilities, but compensation amounts were insignificant in each of the past three years.

Interest rate risk is managed in light of the anticipated behavior, including prepayment behavior, of assets in which debt proceeds are invested. A variety of instruments, including interest rate and currency swaps and currency forwards, are employed to achieve our interest rate objectives. Effective interest rates are lower under these "synthetic" positions than could have been achieved by issuing debt directly.

            The following table shows our borrowing positions considering the effects of currency and interest rate swaps.

EFFECTIVE BORROWINGS (INCLUDING SWAPS)
December 31 (In millions)	2002		2001
	Amount	Average Rate	Amount

Short-term (a)	$60,151	2.12%	$101,101
Long-term (including current portion)
Fixed rate (b)	$121,147	5.29	$105,387
Floating rate	89,049	2.30	34,031

Total long-term	$210,196		$139,418

(a)  Includes commercial paper and other short - term debt.

(b)  Includes fixed rate borrowings and $34.4 billion ($28.9 billion in 2001) notional long - term interest rate swaps that effectively convert the floating - rate nature of short - term borrowings to fixed rates of interest.

At December 31, 2002, swap maturities ranged from 2003 to 2048.

NOTE 11. INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS
December 31 (In millions)	2002	2001
Investment contracts and universal life benefits	$44,677	$39,052
Life insurance benefits (a)	38,191	31,198
Unpaid claims and claims adjustment expenses (b)	30,571	27,233
Unearned premiums	7,436	6,337
Separate accounts (see note 9)	14,978	10,403
	$135,853	$114,223

(a)  Life insurance benefits are accounted for mainly by a net - level - premium method using estimated yields generally ranging from 1.5% to 8.5% in 2002 and 2% to 9% in 2001.

(b)  Principally property and casualty reserves amounting to $26.1 billion and $23.4 billion at December 31, 2002 and 2001, respectively. Includes amounts for both reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.

When we cede insurance to third parties, we are not relieved of our primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required.

            We recognize reinsurance recoveries as a reduction of insurance losses and policyholder and annuity benefits. Insurance recoveries were $2,234 million, $5,863 million and $3,232 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

            A summary of activity affecting unpaid claims and claims adjustment expenses, principally in property and casualty lines, follows.

(In millions)	2002	2001	2000

Balance at January 1 - gross	$27,233	$22,886	$21,473
Less reinsurance recoverables	(9,400)	(5,477)	(4,832)
Balance at January 1 - net	17,833	17,409	16,641

Claims and expenses incurred:
Current year	9,505	9,199	9,718
Prior years	3,188	682	607
Claims and expenses paid:
Current year	(3,173)	(3,021)	(3,704)
Prior years	(6,918)	(6,694)	(6,572)
Claim reserves related to acquired companies	81	-	488
Other	409	258	231
Balance at December 31 - net	20,925	17,833	17,409

Add reinsurance recoverables	9,646	9,400	5,477

Balance at December 31 - gross	$30,571	$27,233	$22,886

"Claims and expenses incurred--prior years" represents additional losses (adverse development) recognized in any year for loss events that occurred before the beginning of that year. Adverse development, which amounted to 18%, 4% and 4% of beginning of year net loss reserves in 2002, 2001 and 2000, respectively, was primarily encountered at GE Global Insurance Holding (ERC), where we experienced a shift from property to liability insurance losses. In 2000, ERC experienced its share of an increase in industry-wide loss estimates related to certain large property loss events, the largest of which resulted from the European windstorms of December 1999. In 2001, we began to identify an acceleration of reported claims activity in certain liability-related coverages--specifically, hospital liability, non-standard auto (automobile insurance extended to higher-risk drivers) and commercial and public entity general liability lines of business--and recognized the increase in projected ultimate losses. During 2002, reported claims activity accelerated dramatically, affecting much of our liability-related insurance written in 1997 through 2001. In connection with our normal actuarial updates, we adjusted our best estimate of ultimate losses to reflect our experience, increasing recorded reserves by $2.5 billion in the fourth quarter of 2002, for a total of $3.5 billion adverse development in ERC for the year. Our Mortgage Insurance business experienced favorable development during this period, reflecting continued strength in certain real estate markets and the success of our loss containment initiatives.

            Financial guarantees and credit life risk of insurance affiliates are summarized below.

December 31 (In millions)	2002	2001

Guarantees, principally on municipal bonds and asset-backed securities	$226,559	$215,874
Mortgage insurance risk in force	101,530	79,892
Credit life insurance risk in force	23,283	24,323
Less reinsurance	(38,883)	(41,148)
	$312,489	$278,941

Certain insurance affiliates offer insurance guaranteeing the timely payment of scheduled principal and interest on municipal bonds and certain asset-backed securities. These insurance affiliates also provide insurance to protect residential mortgage lenders from severe financial loss caused by the non-payment of loans and issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of their overall risk management process, insurance affiliates cede to third parties a portion of their risk associated with these guarantees. In doing so, they are not relieved of their primary obligation to policyholders.

            The effects of reinsurance on premiums written and premiums earned were as follows:

	Premiums written			Premiums earned
(In millions)	2002	2001	2000	2002	2001	2000

Direct	$11,659	$9,958	$9,390	$10,922	$9,912	$9,026
Assumed	9,409	9,603	9,552	9,569	9,471	9,643
Ceded	(4,069)	(3,718)	(2,481)	(4,007)	(3,749)	(2,576)

Total	$16,999	$15,843	$16,461	$16,484	$15,634	$16,093

NOTE 12. INCOME TAXES

The provision for income taxes is summarized in the following table.
(In millions)	2002	2001	2000
Current tax expense (benefit)	$(1,488)	$517	$1,229
Deferred tax expense from temporary differences	1,409	863	683
	$(79)	$1,380	$1,912

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return.

            Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of ($1,881) million, ($125) million and $443 million in 2002, 2001 and 2000, respectively, and amounts applicable to non-U.S. jurisdictions of $407 million, $606 million and $707 million in 2002, 2001 and 2000, respectively. Deferred tax expense (benefit) related to U.S. federal income taxes was $971 million, $803 million and $655 million in 2002, 2001 and 2000, respectively, and amounts applicable to non-U.S. jurisdictions of $312 million, $109 million and ($66) million in 2002, 2001 and 2000, respectively.

            Deferred income tax balances reflect the effect of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

            We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. Such amount relates to ongoing operations and, at December 31, 2002, was approximately $8.5 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

            U.S. income before taxes and the cumulative effect of accounting changes was ($0.4) billion in 2002, $3.1 billion in 2001 and $3.8 billion in 2000. The corresponding amounts for non-U.S. based operations were $4.9 billion in 2002, $3.9 billion in 2001 and $3.3 billion in 2000.

            A reconciliation of the U.S. federal statutory rate to the actual income tax rate follows.

	2002	2001	2000
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Amortization of goodwill	-	0.9	1.1
Tax-exempt income	(5.1)	(3.8)	(4.0)
Tax on international activities including exports	(22.5)	(6.7)	(5.8)
Kidder Peabody tax settlement	(3.6)	-	-
GE Financial Assurance tax settlement	(3.4)	-	-
Fuels credits	(3.1)	(1.4)	(1.2)
Americom / Rollins goodwill	-	(3.2)	-
Other - net	1.0	(1.0)	1.8
	(36.7)	(15.2)	(8.1)
Actual income tax rate	(1.7)%	19.8%	26.9%

Principal components of our net deferred income tax liability balances at December 31, 2002 and 2001, were as follows:
(In millions)	2002	2001
ASSETS
Allowance for losses	$1,569	$2,139
Insurance reserves	1,218	1,397
AMT credit carryforwards	597	695
Derivatives qualifying as hedges	1,252	480
Other	2,948	3,874

Total deferred tax assets	7,584	8,585

LIABILITIES
Financing leases	9,763	9,168
Operating leases	3,627	3,399
Deferred insurance acquisition costs	1,494	1,360
Other	3,290	2,775

Total deferred tax liabilities	18,174	16,702

NET DEFERRED INCOME TAX LIABILITY	$10,590	$8,117

NOTE 13. MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by GE Capital and by affiliates of GE Capital. The preferred stock primarily pays cumulative dividends at variable rates. Value of the preferred shares at December 31, 2002 and 2001, are summarized below.
(In millions)	2002	2001

GE Capital	$2,600	$2,600
GE Capital affiliates	1,588	1,446

Dividend rates in local currency on the preferred stock ranged from 1.44% to 6.20% during 2002 and from 1.62% to 6.40% during 2001.

NOTE 14. RESTRICTED NET ASSETS OF AFFILIATES

Certain of our consolidated affiliates are restricted from remitting funds to us in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At year-end 2002, net assets of our regulated affiliates amounted to $43.7 billion, of which $37.8 billion was restricted.

            At December 31, 2002 and 2001, the aggregate statutory capital and surplus of the insurance businesses totaled $17.9 billion and $17.7 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

NOTE 15. SHARE OWNERS' EQUITY

Changes in share owners' equity for each of the last three years were as follows:
(In millions)	2002	2001	2000

CUMULATIVE PREFERRED STOCK ISSUED	$10	$10	$10
COMMON STOCK ISSUED	1	1	1

ACCUMULATED NONOWNER CHANGES OTHER THAN EARNINGS
Balance at January 1	(2,078)	(953)	(214)
Cumulative effect of adopting SFAS 133 - net of deferred taxes of ($525)	-	(849)	-
Investment securities - net of deferred taxes of $902, $147 and $865 (a)	1,735	273	1,698
Currency translation adjustments - net of deferred taxes of $31, $63 and ($309)	58	117	(573)
Derivatives qualifying as hedges - net of deferred taxes of ($855) and ($448)	(2,131)	(577)	-
Reclassification adjustments -
Investment securities - net of deferred taxes of ($105), ($337) and ($1,003)	(196)	(625)	(1,864)
Derivatives qualifying as hedges - net of deferred taxes of $217 and $386	945	536	-
Balance at December 31	(1,667)	(2,078)	(953)

OTHER CAPITAL
Balance at January 1	5,979	2,742	2,672
Contributions (b)	6,282	3,237	70
Balance at December 31	12,261	5,979	2,742

RETAINED EARNINGS
Balance at January 1	24,678	21,222	17,852
Net earnings	3,611	5,417	5,192
Dividends (b)	(1,965)	(1,961)	(1,822)
Balance at December 31	26,324	24,678	21,222

TOTAL SHARE OWNERS' EQUITY	$36,929	$28,590	$23,022

(a)  For 2002, this category includes ($22) million, net of deferred taxes of ($14) million, for minimum pension liability on certain pension plans other than the principal plans.

(b)  Total dividends and other transactions with share owners increased equity by $4,317 million and $1,276 million in 2002 and 2001, respectively and reduced it by $1,752 million in 2000.

            Our outstanding preferred stock amounted to $510 million at December 31, 2002, all of which was held by consolidated affiliates with the exception of $10 million of such shares, which were dividended to GE Company in 1994. All other equity is owned entirely by GE Company and an affiliate.

            Changes in fair value of available-for-sale investment securities are reflected, net of applicable taxes and other adjustments, in equity. The changes from year to year were primarily attributable to the effects of changes in year-end market interest rates on the fair value of the securities.

NOTE 16. SUPPLEMENTAL CASH FLOWS INFORMATION

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

Certain supplemental information related to our cash flows is shown below.

For the years ended December 31 (In millions)	2002	2001	2000
Financing Receivables
Increase in loans to customers	$(209,431)	$(139,793)	$(100,938)
Principal collections from customers - loans	185,329	120,334	87,432
Investment in equipment for financing leases	(20,588)	(21,280)	(15,454)
Principal collections from customers - financing leases	16,202	12,311	7,873
Net change in credit card receivables	(19,108)	(14,815)	(9,394)
Sales of financing receivables	29,651	29,291	14,405
	$(17,945)	$(13,952)	$(16,076)

All Other Investing Activities
Purchases of securities by insurance and annuity businesses	$(64,721)	$(53,452)	$(35,911)
Dispositions and maturities of securities by insurance and annuity businesses	54,423	45,403	25,960
Proceeds from principal business dispositions	-	2,572	(605)
Other	(4,915)	(2,274)	(1,617)
	$(15,213)	$(7,751)	$(12,173)

Newly Issued Debt Having Maturities Longer Than 90 Days
Short-term (91 to 365 days)	$1,796	$12,622	$12,782
Long-term (longer than one year)	93,026	16,118	32,297
Proceeds - nonrecourse, leveraged lease debt	1,222	2,012	1,808
	$96,044	$30,752	$46,887

Repayments And Other Reductions Of Debt Having Maturities Longer Than 90 Days
Short-term (91 to 365 days)	$(32,950)	$(29,195)	$(27,777)
Long-term (longer than one year)	(5,936)	(6,582)	(3,953)
Principal payments - nonrecourse, leveraged lease debt	(339)	(274)	(177)
	$(39,225)	$(36,051)	$(31,907)
All Other Financing Activities
Proceeds from sales of investment contracts	$7,894	$9,080	$8,826
Redemption of investment contracts	(6,834)	(7,033)	(9,061)
Capital contributions from GE	6,300	3,043	-
Cash received upon assumption of insurance liabilities	2,813	-	13,177
	$10,173	$5,090	$12,942
Cash (Paid) Recovered During The Year For:
Interest	$(9,499)	$(10,767)	$(11,229)
Income taxes	1,383	129	(800)

NOTE 17. OPERATING SEGMENT DATA

Our operating segments are organized based on the nature of products and services provided. The accounting policies for these segments are the same as those described for the consolidated entity. We evaluate the performance of our operating segments primarily on the basis of earnings before accounting changes. Details of total revenues and earnings before accounting changes by operating segment are provided in the consolidated table on page 14 of this report. Other specific information is provided as follows.
(In millions)	Depreciation and amortization (a)			Provision for income taxes
For the years ended December 31	2002	2001	2000	2002	2001	2000

GE Commercial Finance	$2,040	$1,452	$1,160	$813	$757	$656
GE Consumer Finance	232	178	289	607	525	477
GE Equipment Management	1,391	1,473	1,394	90	(136)	204
GE Insurance	432	502	1,208	(895)	221	324
All Other	223	392	579	(694)	13	251
Total	$4,318	$3,997	$4,630	$(79)	$1,380	$1,912

(In millions)	Time sales, loan, investment and other income (b)			Interest expense
For the years ended December 31	2002	2001	2000	2002	2001	2000

GE Commercial Finance	$9,334	$7,733	$6,991	$5,825	$5,808	$5,329
GE Consumer Finance	9,660	8,927	8,667	2,077	2,120	2,265
GE Equipment Management	724	613	722	880	978	952
GE Insurance	7,460	8,885	9,426	1,197	1,449	1,511
All Other	422	2,329	4,675	(44)	243	1,054
Total	$27,600	$28,487	$30,481	$9,935	$10,598	$11,111

(In millions)	Assets At December 31			Additions to equipment on operating leases (including buildings and equipment) (c) For the years ended December 31
	2002	2001	2000	2002	2001	2000

GE Commercial Finance (d)	$195,766	$171,255	$123,662	$7,452	$8,829	$5,720
GE Consumer Finance (d)	76,965	62,978	57,018	221	195	184
GE Equipment Management (d)	26,117	25,410	23,531	1,902	4,282	4,800
GE Insurance	182,297	155,500	144,716	71	37	103
All Other	8,683	10,341	21,709	1,358	401	627
Total	$489,828	$425,484	$370,636	$11,004	$13,744	$11,434

(a)  Excludes amortization of goodwill.

(b)  Principally interest income.

(c)  Additions to equipment on operating leases (including buildings and equipment) include amounts relating to principal businesses purchased.

(d)  Total assets of the GE Commercial Finance, GE Consumer Finance, and GE Equipment Management segments at December 31, 2002, include investments in and advances to non-consolidated affiliates of $5,801 million, $785 million and $4,638 million, respectively, which contributed approximately $229 million, $24 million and $160 million, respectively, to segment pre-tax income for the year ended December 31, 2002.

NOTE 18. GEOGRAPHIC SEGMENT INFORMATION

The table below presents data by geographic region. Revenues shown below are classified according to their country of origin.

	Revenues For the years ended December 31			Long-lived assets (c) At December 31
(In millions)	2002	2001	2000	2002	2001	2000
United States	$34,341	$35,230	$39,891	$11,078	$10,251	$11,032
Europe	12,416	12,722	14,526	3,509	3,479	3,260
Pacific Basin	6,313	5,806	7,147	1,187	986	1,146
Global (a)	2,770	2,291	2,134	16,102	12,978	10,763
Other (b)	2,347	2,304	2,479	1,585	1,647	1,615
Total	$58,187	$58,353	$66,177	$33,461	$29,341	$27,816

(a)   Consists of operations that cannot meaningfully be associated with specific geographic areas (for example, commercial aircraft and shipping containers used on ocean-going vessels).

(b)   Principally the Americas other than the United States.

(c)   Equipment on operating leases (including buildings and equipment).

NOTE 19. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives and Hedging

Our global business activities routinely deal with fluctuations in interest rates, currency exchange rates and commodity and other asset prices. We apply strict policies to managing each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

Cash flow hedges

Under SFAS 133, cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, we often borrow at a variable rate of interest to fund our financial services businesses. If GE Commercial Finance needs the funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, if a fixed rate loan is made, we will contractually commit to pay a fixed rate of interest to a counterparty who will pay us a variable rate of interest (an "interest rate swap"). This swap will then be designated as a cash flow hedge of the associated variable rate borrowing. If, as would be expected, the derivative is perfectly effective in offsetting variable interest in the borrowing, changes in its fair value are recorded in a separate component in equity and released to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided on page 56.

            We use currency forwards, interest rate swaps and currency swaps, to optimize borrowing costs and investment returns. For example, currency swaps and non-functional currency borrowings together provide lower funding costs than could be achieved by issuing debt directly in a given currency.

            At December 31, 2002, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $2,076 million, of which $540 million was expected to be transferred to earnings in 2003 along with the earnings effects of the related forecasted transactions. In 2002, there were no forecasted transactions that failed to occur. At December 31, 2002, the maximum term of derivative instruments that hedge forecasted transactions was 12 months.

Fair value hedges

Under SFAS 133, fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. For example, we will use an interest rate swap in which we receive a fixed rate of interest and pay a variable rate of interest to change the cash flow profile of a fixed rate borrowing to match the variable rate financial asset that it is funding. Changes in fair value of derivatives designated and effective as fair value hedges are recorded in earnings and are offset by corresponding changes in the fair value of the hedged item.

            We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effect of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed-rate borrowings and certain types of fixed-rate assets. Equity options are used to hedge price changes in investment securities and equity-indexed annuity liabilities at Insurance.

Net investment hedges

The net investment hedge designation under SFAS 133 refers to the use of derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. We manage currency exposures that result from net investments in affiliates principally by funding assets denominated in local currency with debt denominated in that same currency. In certain circumstances, we manage such exposures with currency forwards and currency swaps.

Derivatives not designated as hedges

SFAS 133 specifies criteria that must be met in order to apply any of the three forms of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described below. We also will occasionally receive derivatives, such as equity warrants, in the ordinary course of business. Under SFAS 133, derivatives that do not qualify for hedge accounting are marked to market through earnings.

            We use option contracts, including caps, floors and collars, as an economic hedge of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. For example, Insurance uses equity options to hedge the risk of changes in equity prices embedded in liabilities associated with annuity contracts it writes. We also use interest rate swaps, purchased options and futures as an economic hedge of the fair value of mortgage servicing rights. We occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are considered to be derivatives under SFAS 133, their economic risk is similar to, and managed on the same basis as, other equity instruments we hold.

Earnings effects of derivatives

The table that follows provides additional information about the earnings effects of derivatives. In the context of hedging relationships, "effectiveness" refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under SFAS 133 whether effective or not, and must therefore be marked to market through earnings. Time value of purchased options is the most common example of such elements in instruments we use. Pre-tax earnings effects of such items are shown in the following table as "amounts excluded from the measure of effectiveness."
December 31 (In millions)	2002	2001
Cash Flow Hedges
Ineffectiveness	$(22)	$7
Amounts excluded from the measure of effectiveness	-	-
Fair Value Hedges
Ineffectiveness	2	28
Amounts excluded from the measure of effectiveness	-	(21)

Counterparty credit risk

The risk that counterparties to derivative contracts will be financially unable to make payments to us according to the terms of the agreements is counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that we net gains and losses for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts they owe us (see table below), typically as a result of changes in market conditions, no additional transactions are permitted to be executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are required to be executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. If the downgrade provisions had been triggered at December 31, 2002, we could have been required to disburse up to $3.8 billion and could have claimed $1.8 billion from counterparties-- the net fair value losses and gains. At December 31, 2002 and 2001, gross fair value gains amounted to $4.7 billion and $3.1 billion, respectively. At December 31, 2002 and 2001, gross fair value losses amounted to $6.7 billion and $5.1 billion, respectively.

            As part of its ongoing activities, our financial services businesses enter into swaps that are integrated into investments in or loans to particular customers. Such integrated swaps not involving assumption of third-party credit risk are evaluated and monitored like their associated investments or loans and are not therefore subject to the same credit criteria that would apply to a stand-alone position. Except for such positions, all other swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Foreign exchange forwards with contractual maturities shorter than one year must be executed with counterparties having an A-1/ P-1 credit rating and the credit limit for exposures on these transactions is $150 million.

COUNTERPARTY CREDIT CRITERIA

Credit rating
	Moody's	S&P
Term of transaction
Between one and five years	Aa3	AA-
Greater than five years	Aaa	AAA
Credit exposure limits
Up to $50 million	Aa3	AA-
Up to $75 million	Aaa	AAA

FINANCIAL INSTRUMENTS
		2002					2001
			Assets (liabilities)					Assets (liabilities)
		Notional amount	Carrying amount (net)	Estimated fair value			Notional amount	Carrying amount (net)	Estimated fair value
December 31 (In millions)				High	Low				High	Low
Assets (a)
Time sales and loans	$	(b)	$138,695	$141,784	$138,834	$	(b)	$115,773	$117,159	$115,135
Other commercial and residential mortgages		(b)	8,093	8,504	8,417		(b)	6,505	6,671	6,636
Other financial instruments		(b)	6,702	6,772	6,634		(b)	4,742	4,806	4,734
Liabilities (a)
Borrowings (c) (d) (f)		(b)	(270,347)	(286,824)	(273,717)		(b)	(240,519)	(249,516)	(240,519)
Investment contract benefits		(b)	(37,814)	(37,731)	(37,312)		(b)	(32,427)	(32,192)	(31,815)
Insurance - financial guarantees and credit life (e)		312,489	(3,614)	(3,475)	(3,564)		278,941	(2,941)	(2,983)	(3,091)
Other financial instruments		(b)	(369)	(369)	(369)		(b)	(629)	(590)	(590)
Other firm commitments
Ordinary course of business lending commitments		11,956	-	-	-		10,279	-	-	-
Unused revolving credit lines
Commercial		28,525	-	-	-		27,770	-	-	-
Consumer - principally credit cards		259,085	-	-	-		222,929	-	-	-

(a)  As a result of the adoption of FIN 45, guarantees within its scope are disclosed within notes 20 and 21.

(b)  These financial instruments do not have notional amounts.

(c)  Includes effects of interest rate and currency swaps.

(d)  See note 10.

(e)  See note 11.

(f)  Estimated fair values in 2001 have been re-evaluated consistent with our current methodology.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the following disclosures; such items include cash and equivalents, investment securities, separate accounts and derivative financial instruments. Other assets and liabilities--those not carried at fair value--are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although we have made every effort to develop the fairest representation of fair value for this section, it would be unusual if the estimates could actually have been realized at December 31, 2002 or 2001.

            A description of how we estimate fair values follows.

Time sales and loans

Based on quoted market prices, recent transactions and/ or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Borrowings

Based on market quotes or comparables.

Investment contract benefits

Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

Financial guarantees and credit life

Based on expected future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a current market rate.

All other instruments

Based on comparable market transactions, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations.

            Unused credit lines and lending commitments at December 31, 2002, were as follows:
(In millions)	Fixed Rate	Variable Rate	Total
Ordinary course of business lending commitments	$842	$11,114	$11,956
Unused revolving credit lines
Commercial	8,879	19,646	28,525
Consumer--principally credit cards	136,249	122,836	259,085

NOTE 20. NON-CONTROLLED ENTITIES

Special Purpose Entities (SPEs) are sponsored and used by us in the ordinary course of business, most commonly for asset securitization. The typical transaction involves our sale of high-quality, financial assets to highly rated entities financed with commercial paper. Often, we provide credit support for certain of these assets as well as liquidity support for the commercial paper.

            The following table summarizes receivables held by SPEs that are sponsored or supported by us.

December 31 (In millions)	2002	2001
Receivables--secured by
Equipment	$12,215	$12,781
Commercial real estate	11,079	9,971
Other assets	7,769	7,761
Credit card receivables	10,466	9,470
Trade receivables	693	3,028
Total receivables	$42,222	$43,011

GE assets included in the categories above at year-end 2001 were as follows: Equipment--$631 million; Other assets--$757 million; Trade receivables--$2,396 million. In 2002, we transferred the trade receivables program to a non-sponsored entity and acquired the entire amount classified as equipment receivables and all but $416 million of other assets.

In addition to the activities discussed above, Financial Guaranty Insurance Company (FGIC), a consolidated affiliate in the GE Insurance segment, uses SPEs that offer municipalities guaranteed investment contracts with interests in high-quality, fixed maturity, investment grade assets. FGIC actively manages these assets under strict investment criteria and we also provide certain performance guarantees. Total assets in sponsored FGIC entities amounted to $13.7 billion and $13.4 billion at December 31, 2002 and 2001, respectively.

            A summary of financial support provided to SPEs for the subsequent 12 months follows.

December 31 (In millions)	2002	2001

Credit and liquidity(a)(b)	$27,247	$43,176
Credit and liquidity--unused (c)	5,034	9,404
Performance guarantees	3,836	3,759
Performance guarantees--unused (c)	364	441
Guarantee and reimbursement contracts	2,673	2,456

(a)    Includes credit support of $16.6 billion and $16.8 billion at December 31, 2002 and 2001, respectively.

(b)    Net of participated liquidity of $11.7 billion and arrangements that defer $1.9 billion of liquidity support to 2004.

(c)    Available support conditioned on an increase of qualified assets in SPEs.

  Credit and liquidity support agreements. We have agreed to lend to these entities on a secured basis if (a) certain market conditions render the entities unable to issue new debt instruments, or (b) the credit ratings of debt issued by such entities were reduced below specified levels. Timing of such liquidity support depends on the associated maturities of supported debt. We reduce our exposure to liquidity support agreements by obtaining offsetting support from third-party banks. Such offsetting support amounted to $11.7 billion at December 31, 2002. We also provide credit support for credit losses on certain assets: full recourse for $9.7 billion and the remaining $6.9 billion based on loss-sharing formulae at December 31, 2002. This support is available for the life of the assets but generally amortizes in proportion to the assets outstanding. Assets with credit support are primarily funded by commercial paper that is subject to the liquidity support.

  Performance guarantees. We provide both letters of credit and lines of credit for guaranteed investment contracts. The letters of credit may be drawn upon occurrence of a credit event or a program event of default, which includes a downgrade of the SPE or failure to pay the SPE's secured obligations. The lines of credit enable the SPEs to pay all amounts owed under investment agreements, hedge contracts and distributions on preferred securities.

  Guarantee and reimbursement contracts. We provide protection to certain counterparties of interest rate swaps entered into by SPEs related to changes in the relationship between commercial paper interest rates and the timing and amount of the payment streams. These arrangements provide protection for the life of the assets held by the SPE but generally amortize in proportion to the assets outstanding. The fair value of the related liability is $26 million at year-end 2002.

We evaluate the economic, liquidity and credit risk related to the above SPEs and support arrangements and believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities, as disclosed above, for such guarantees based on our best estimate of probable losses.

            Sales of securitized assets to SPEs result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. Amounts recognized in our financial statements related to sales to sponsored or supported SPEs are as follows:

December 31 (In millions)	2002	2001

Retained interests--assets	$2,195	$1,752
Servicing assets	54	202
Recourse liability	(233)	(712)
Total	$2,016	$1,242

  Retained interests. When we securitize receivables, we are required to recognize our retained interests, which represent our rights to expected net future cash flows, at their fair value. Retained interests generally approximate the gain recognized, and are sometimes subject to credit, prepayment and interest rate risks.

  Servicing assets. Following a securitization transaction, we retain the responsibility for servicing the receivables, and, as such, are entitled to receive an ongoing fee based on the outstanding principal balances of the receivables. Servicing assets are primarily associated with residential mortgage loans. Their value is subject to credit, prepayment and interest rate risk.

  Recourse liability. As described previously, under credit support agreements we provide recourse for credit losses in SPEs. We provide for expected credit losses under these agreements and such amounts approximate fair value.

Amounts in the table above relate to SPEs that are sponsored or supported by us; amounts related to other securitizations totaled $1,136 million and $1,345 million at December 31, 2002 and 2001, respectively.

Other Non-Controlled Entities. We also have certain investments in associated companies for which we provide varying degrees of financial support and are entitled to a share in the results of the entities' activities. While all of these entities are substantive operating companies, some may need to be evaluated for potential consolidation under FIN 46. The types of support we typically provide to these entities consists of credit enhancement, such as debt guarantees, take-or-pay contracts that provide for minimum purchase commitments, and other contractual arrangements.

NOTE 21. COMMITMENTS

Our Commercial Finance business had placed multi-year orders for various Boeing, Airbus and other aircraft with list prices approximating $15.4 billion at year-end 2002.

            At year-end 2002, we were committed under the following guarantee arrangements beyond those provided on behalf of SPEs (see note 20):

  Liquidity support. Liquidity support provided to holders of certain variable rate bonds issued by municipalities amounted to $4.8 billion at December 31, 2002. If holders elect to sell supported bonds that cannot be remarketed, we are obligated to repurchase them at par. If called upon, our position would be secured by the repurchased bonds. While we hold any such bonds, we would receive interest payments from the municipalities at a rate that is in excess of the stated rate on the bond. To date, we have not been required to perform under such arrangements.

  Credit support. We have provided $3.1 billion of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable our customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed but possibly by total assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was insignificant at December 31, 2002.

  Indemnification agreements. These are agreements that require us to fund up to $0.6 billion under residual value guarantees on a variety of leased equipment and $0.2 billion of other indemnification commitments arising from sales of businesses or assets. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for indemnification agreements was $12 million at December 31, 2002.

  Contingent consideration. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2002, we had recognized no liabilities for our exposure of $0.1 billion.

Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities, as disclosed above, for such guarantees based on our best estimate of probable losses, which considers amounts recoverable under recourse provisions. For example, at year-end 2002, the total fair value of aircraft securing our airline industry guarantees exceeded the guaranteed amounts, net of the associated allowance for losses.

NOTE 22. QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data were as follows:
	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2002	2001	2002	2001	2002	2001	2002	2001
Revenues (b)	$13,899	$14,723	$13,852	$14,399	$14,981	$13,298	$15,455	$15,933

Earnings before income taxes	2,072	1,839	1,511	1,855	1,673	1,512	(709)	1,760
Provision for income taxes	(415)	(438)	(184)	(378)	(122)	(211)	800	(353)

Earnings before accounting changes (a)	1,657	1,401	1,327	1,477	1,551	1,301	91	1,407
Cumulative effect of accounting changes	(1,015)	(169)	-	-	-	-	-	-
Net earnings	$642	$1,232	$1,327	$1,477	$1,551	$1,301	$91	$1,407

(a)   Fourth quarter earnings in 2002 included an after-tax charge of $1,386 million to record adverse development in the GE Insurance segment.

(b)   Fourth quarter revenues in 2001 were increased by a gain on the sale of Americom of $1,158 million.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Omitted

Item 11.     Executive Compensation.

Omitted

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Omitted

Item 13.     Certain Relationships and Related Transactions.

Omitted

Item 14.     Controls and Procedures.

Within the 90-day period prior to the filing of this report, we, including the Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14 (c). Based on that evaluation, the Chairman of the Board and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the date of that evaluation.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chairman of the Board and Chief Financial Officer completed their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    1.         Financial Statements

Included in Part II of this report:

Independent Auditors' Report

Statement of Earnings for each of the years in the three-year period ended December 31, 2002

Statement of Changes in Share Owners' Equity for each of the years in the three-year period ended December 31, 2002

Statement of Financial Position at December 31, 2002 and 2001

Statement of Cash Flows for each of the years in the three-year period ended December 31, 2002

Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2002 (pages F-1 through F-69) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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
Exhibit Number	Description
3 (i)	A complete copy of the Certificate of Incorporation of GECS as last amended on July 22, 1999 and currently in effect, consisting of the following: (a) the Certificate of Incorporation of GECS as in effect immediately prior to the filing of a Certificate of Amendment on July 22, 1999 (Incorporated by reference to Exhibit 3(i) of the GECS' Form 10-K Report for the year ended December 31, 1993); and (b) a Certificate of Amendment filed with the Office of the Secretary of State, State of Delaware on July 22, 1999 (Incorporated by reference to Exhibit 3(i) of GECS' Form 10-Q Report for the quarter ended June 26, 1999).

3 (ii)

A complete copy of the By-Laws of GECS as last amended on June 30, 1994, and currently in effect. (Incorporated by reference to Exhibit 3(ii) of the GECS' Form 10-K Report for the year ended December 31, 1994).

4 (a)

Amended and Restated General Electric Capital Corporation Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC's Registration Statement on Form S-3, File No. 333-59707).

4 (b)

Third Amended and Restated Indenture dated as of February 27, 1997 between GECC and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC's Registration Statement on Form S-3, File No. 333-59707).

63
4 (c)

First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479).

4 (d)

Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4 (f) to GECC's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-40880).

4 (e)

Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4 (cc) to Post-Effective Amendment No. 1 to GECC's Registration Statement on Form S-3, File No. 333-100527).

4 (f)

Third Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, General Electric Capital Canada, Inc., GE Capital Canada Funding Company, GE Card Services Canada Inc. and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) and J.P. Morgan Bank Luxembourg S.A. dated as of May 23, 2002 (Incorporated by reference to Exhibit 4(k) to GECC's Registration Statement on Form S-3, File No. 333-100527).

4 (g)	Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC's Registration Statement on Form S-3, File No. 333-100527).

4 (h)	Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference Exhibit 4(n) to GECC's Registration Statement on Form S-3, File No. 333-100527).

4 (i)

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

99 (a)

Income Maintenance Agreement dated March 28, 1991, between General Electric Company and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99(h) to GECC's Registration Statement on Form S-3, File No. 333-100527).

99 (b)

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2002, (pages F-1 through F-69) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

99 (c)

Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation (S.E.C. File No. 0-27394) for the year ended December 31, 2002 (Pages 7 through 13).

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

99.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

99.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

(b)

Reports on Form 8-K
  A Current Report on Form 8-K was filed on November 21, 2002, under Item 5. setting forth, among other things, GE Management's outlook regarding earnings for 2002 and 2003, increased reserves at GE Global Insurance Holding Corporation and capital contributions by GE to GE Capital Services.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL ELECTRIC CAPITAL SERVICES, INC.

CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)	2002	2001	2000
REVENUES	$28	$(50)	$7

EXPENSES:
Interest	231	348	449
Operating and administrative	349	372	283

Loss before income taxes and equity in earnings of affiliates	(552)	(770)	(725)
Income tax benefit	145	221	206
Equity in earnings of affiliates	5,033	6,135	5,711
Cumulative effect of accounting changes, net of tax	(1,015)	(169)	-

NET EARNINGS	3,611	5,417	5,192
Dividends paid	(1,965)	(1,961)	(1,822)
Retained earnings at January 1	24,678	21,222	17,852

RETAINED EARNINGS AT DECEMBER 31	$26,324	$24,678	$21,222

See Notes to Condensed Financial Statements.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

GENERAL ELECTRIC CAPITAL SERVICES, INC.

CONDENSED STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)	2002	2001

ASSETS
Cash and equivalents	$14	$3
Investment in and advances to affiliates	44,965	35,724
Other assets	1,107	639

Total assets	$46,086	$36,366

LIABILITIES AND SHARE OWNERS' EQUITY
Short-term borrowings	$7,971	$6,830
Long-term borrowings	299	299

Total borrowings	8,270	7,129

Accounts payable	-	1
Other liabilities	387	146

Total liabilities	8,657	7,276

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by affiliates at December 31, 2002 and 2001)	510	510
Common stock, $1,000 (1,260 shares authorized at December 31, 2002 and 2001 and 1,012 shares outstanding at December 31, 2002 and 2001)	1	1
Additional paid-in capital	12,261	5,979
Retained earnings	26,324	24,678
Accumulated gains/(losses) - net:
Investment securities held by affiliates - net (a)	1,191	(348)
Currency translation adjustments (a)	(782)	(840)
Derivatives qualifying as hedges (a)	(2,076)	(890)

Total share owners' equity	37,429	29,090

Total liabilities and share owners' equity	$46,086	$36,366

(a)  The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was ($1,667) million and ($2,078) million at year - end 2002 and 2001, respectively.

See Notes to Condensed Financial Statements.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Continued)

GENERAL ELECTRIC CAPITAL SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)	2002	2001	2000
CASH FLOWS - OPERATING ACTIVITIES	$2,073	$1,705	$2,210

CASH FLOWS - INVESTING ACTIVITIES
Change in investment and advances to affiliates	(6,736)	(2,852)	(562)
Net change in other assets	(802)	(66)	(385)

Cash from (used for) investing activities	(7,538)	(2,918)	(947)

CASH FLOWS - FINANCING ACTIVITIES
Net change in borrowings (maturities of 90 days or less)	1,141	134	559
Dividends paid	(1,965)	(1,961)	(1,822)
Capital contributions from GE	6,300	3,043	-

Cash from (used for) financing activities	5,476	1,216	(1,263)

INCREASE/(DECREASE) IN CASH AND EQUIVALENTS DURING YEAR	11	3	-

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	3	-	-

CASH AND EQUIVALENTS AT END OF YEAR	$14	$3	$-

See Notes to Condensed Financial Statements.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (Concluded)

GENERAL ELECTRIC CAPITAL SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Income taxes

General Electric Company files a consolidated U.S. federal income tax return which includes General Electric Capital Services, Inc. (GE Capital Services). Income tax benefit includes the effect of GE Capital Services on the consolidated return.

Dividends from affiliates

In 2002, GE Capital Services received dividends of $1,963 million from General Electric Capital Corporation (GE Capital) and $88 million from other affiliates. In 2001, GE Capital Services received dividends of $1,961 million from GE Capital and $216 million from other affiliates.

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

SCHEDULE V - SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY AND CASUALTY INSURANCE OPERATIONS

(In millions)

	At December 31				Year ended December 31
	Deferred policy acquisition costs	Liability for unpaid claims and claims adjustment expenses	Discount deducted from liability for unpaid claims and claims adjustment expenses	Unearned premiums	Earned premiums and commissions	Net investment income	Claims and claims adjustment expenses incurred related to:		Amortization of deferred policy acquisition costs	Paid claims and claims adjustment expenses	Premiums written
							Current Year	Prior Years

2002	$1,053	$26,126	$553	$5,468	$8,017	$1,237	$5,167	$3,553	$1,588	$6,707	$8,219

2001	$1,062	$23,363	$439	$4,840	$7,748	$1,540	$5,511	$535	$1,687	$6,687	$7,803

2000	$1,207	$19,836	$166	$4,646	$9,018	$1,641	$5,939	$646	$2,225	$6,939	$9,345

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ELECTRIC CAPITAL SERVICES, INC.

March 7, 2003	By:	/s/ Dennis D. Dammerman
(Dennis D. Dammerman)
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dennis D. Dammerman	Chairman of the Board	March 7, 2003
(Dennis D. Dammerman)	(Principal Executive Officer)

/s/ James A. Parke	Vice Chairman and	March 7, 2003
(James A. Parke)	Chief Financial Officer
(Principal Financial Officer)

/s/ Joan C. Amble	Vice President and Controller	March 7, 2003
(Joan C. Amble)	(Principal Accounting Officer)

DAVID L. CALHOUN*	Director
JAMES A. COLICA*	Director
DENNIS D. DAMMERMAN*	Director
MICHAEL D. FRAIZER*	Director
ARTHUR H. HARPER*	Director
BENJAMIN W. HEINEMAN, JR.*	Director
JEFFREY R. IMMELT*	Director
ROBERT A. JEFFE*	Director
JOHN H. MYERS*	Director
MICHAEL A. NEAL*	Director
DAVID R. NISSEN*	Director
JAMES A. PARKE*	Director
RONALD R. PRESSMAN*	Director
JOHN M. SAMUELS*	Director
KEITH S. SHERIN*	Director
ROBERT C. WRIGHT*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Joan C. Amble	March 7, 2003
(Joan C. Amble)
Attorney-in-fact

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

CERTIFICATIONS PURSUANT TO

SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dennis D. Dammerman, certify that:

1. I have reviewed this annual report on Form 10-K of General Electric Capital Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Dennis D. Dammerman

Dennis D. Dammerman

Chairman of the Board

CERTIFICATION

I, James A. Parke, certify that:

1. I have reviewed this annual report on Form 10-K of General Electric Capital Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ James A. Parke

James A. Parke

Vice Chairman and Chief Financial Officer