Form 10-Q
period 2003-06-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2003-08-01
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____ Commission file number 0-14804 GENERAL ELECTRIC CAPITAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware	06-1109503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
260 Long Ridge Road, Stamford, CT (Address of principal executive offices)	06927 (Zip Code)

(Registrant's telephone number, including area code) (203) 357-4000 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x ]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x ]

At July 31, 2003, 1,064 shares of common stock with a par value of $1,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Services, Inc.

Forward-Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

(2)

Part I. Financial Information

Item 1. Financial Statements

Condensed Statement of Current and Retained Earnings
General Electric Capital Services, Inc. and consolidated affiliates

(Unaudited)
	Second quarter ended June 30		Six months ended June 30

(Dollars in millions)	2003	2002	2003	2002

Revenues from services	$15,319	$13,071	$29,699	$26,279
Sales of goods	568	899	1,055	1,715

Total revenues	15,887	13,970	30,754	27,994

Interest	2,533	2,429	4,996	4,717
Operating and administrative	4,610	3,682	8,693	7,408
Cost of goods sold	465	822	902	1,564
Insurance losses and policyholder and annuity benefits	4,256	3,689	8,241	7,238
Provision for losses on financing receivables	978	785	1,738	1,447
Depreciation and amortization of equipment on operating leases
(including buildings and equipment)	1,121	1,012	2,232	1,963
Minority interest in net earnings of consolidated affiliates	25	40	63	74

Total costs and expenses	13,988	12,459	26,865	24,411

Earnings before income taxes and accounting changes	1,899	1,511	3,889	3,583
Provision for income taxes	(297)	(184)	(617)	(599)

Earnings before accounting changes	1,602	1,327	3,272	2,984
Cumulative effect of accounting changes (note 4)	–	–	–	(1,015)

Net earnings	1,602	1,327	3,272	1,969

Dividends	(159)	(430)	(328)	(961)
Retained earnings at beginning of period	27,825	24,789	26,324	24,678

Retained earnings at end of period	$29,268	$25,686	$29,268	$25,686

See "Notes to Condensed, Consolidated Financial Statements."

(3)

Condensed Statement of Financial Position
General Electric Capital Services, Inc. and consolidated affiliates
(Dollars in millions)	June 30, 2003	December 31, 2002

(Unaudited)

Cash and equivalents	$5,811	$7,918
Investment securities	109,033	116,530
Financing receivables:
Time sales and loans, net of deferred income	159,655	143,309
Investment in financing leases, net of deferred income	60,206	60,251

	219,861	203,560
Allowance for losses on financing receivables	(6,104)	(5,500)

Financing receivables – net	213,757	198,060
Insurance receivables	28,865	31,585
Other receivables – net	14,627	12,984
Inventories	181	208
Equipment on operating leases (at cost) including buildings and equipment, less accumulated amortization of $14,710 and $13,503	36,217	35,330
Intangible assets	23,639	23,131
Other assets	72,956	64,082
Assets held for sale (note 5)	22,235	–

Total assets	$527,321	$489,828

Short-term borrowings	$129,906	$130,126
Long-term borrowings
Senior	163,185	139,573
Subordinated	1,182	1,263
Insurance liabilities, reserves and annuity benefits	120,899	135,853
All other liabilities	34,015	31,049
Deferred income taxes	11,025	10,590
Liabilities associated with assets held for sale (note 5)	19,768	–

Total liabilities	479,980	448,454

Minority interest in equity of consolidated affiliates	4,400	4,445

Accumulated gains/(losses) – net
Investment securities	4,451	1,191
Currency translation adjustments	82	(782)
Derivatives qualifying as hedges	(3,130)	(2,076)

Accumulated non-owner changes other than earnings	1,403	(1,667)
Capital stock	11	11
Additional paid-in capital	12,259	12,261
Retained earnings	29,268	26,324

Total share owner's equity	42,941	36,929

Total liabilities and equity	$527,321	$489,828

See "Notes to Condensed, Consolidated Financial Statements."

(4)

Condensed Statement of Cash Flows
General Electric Capital Services, Inc. and consolidated affiliates
	Six months ended June 30 (Unaudited)

(Dollars in millions)	2003	2002

Cash Flows – Operating Activities
Net earnings	$3,272	$1,969
Adjustments to reconcile net earnings to cash provided from operating activities
Cumulative effect of accounting changes	–	1,015
Provision for losses on financing receivables	1,738	1,447
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	2,232	1,963
All other operating activities	508	2,450

Cash from operating activities	7,750	8,844

Cash Flows – Investing Activities
Increase in loans to customers	(110,007)	(88,056)
Principal collections from customers – loans	101,495	83,104
Investment in equipment for financing leases	(9,856)	(11,400)
Principal collections from customers – financing leases	9,954	8,939
Net change in credit card receivables	(1,757)	(270)
Equipment on operating leases (including buildings and equipment):
– additions	(3,202)	(5,090)
– dispositions	2,509	2,714
Payments for principal businesses purchased, net of cash acquired	(8,083)	(5,244)
Purchases of securities by insurance and annuity businesses	(27,531)	(24,978)
Dispositions of securities by insurance and annuity businesses	25,229	21,964
All other investing activities	(2,555)	(1,454)

Cash used for investing activities	(23,804)	(19,771)

Cash Flows – Financing Activities
Net decrease in borrowings (maturities 90 days or less)	(4,075)	(35,883)
Newly issued debt – short-term (91-365 days)	738	1,710
Newly issued debt – long-term senior	36,234	56,569
Proceeds – non-recourse, leveraged lease debt	168	585
Repayments and other reductions – short-term (91-365 days)	(16,341)	(12,057)
Repayments and other reductions – long-term senior debt	(1,518)	188
Principal payments – non-recourse, leveraged lease debt	(521)	(321)
Proceeds from sales of investment contracts	4,443	3,817
Cash acquired in assumption of liabilities for policy holder benefits	–	2,406
Redemption of investment contracts	(4,237)	(3,860)
Dividends paid	(328)	(961)

Cash from financing activities	14,563	12,193

Increase (decrease) in cash and equivalents	(1,491)	1,266

Cash and equivalents at beginning of year	7,918	7,314

Cash and equivalents at June 30 (a)	$6,427	$8,580

(a) Cash and equivalents at June 30, 2003 includes $616 million of cash classified as assets held for sale in the Condensed Statement of Financial Position (see note 5).

See "Notes to Condensed, Consolidated Financial Statements."

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

     1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Capital Services, Inc. and all of our affiliates (GECS) – companies that we directly or indirectly control (consolidated affiliates), including General Electric Capital Corporation (GE Capital) and GE Global Insurance Holding Corporation (GE Global Insurance Holding), the parent of Employers Reinsurance Corporation (ERC). We reclassified certain prior year amounts to conform to the current period presentation.

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

     3. In November 2002, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had an inconsequential effect on our financial position as of June 30, 2003 and results of operations for the second quarter and the first six months of 2003.

     FIN 46, Consolidation of Variable Interest Entities is effective for us on July 1, 2003. Based on the new criteria in the Interpretation, we will consolidate certain entities in our third quarter financial statements. While FIN 46 represents a significant change in accounting principles governing consolidation, it does not change the economic or legal characteristics of asset sales. Important considerations that differentiate FIN 46 entities from others included in our consolidated statements include the following:

  A majority of the assets in FIN 46 entities were previously owned by us. We normally provide financial support to these entities; while the nature of that support differs from entity to entity, it is generally the reason that consolidation is required under FIN 46.

  The assets we sold to FIN 46 entities remain legally isolated and our use of the assets is often restricted.

  Liabilities of FIN 46 entities are expected to be repaid with cash flows generated by the related assets.

     We will consolidate approximately $36 billion of securitized assets at transition and approximately $15 billion of investment securities related to guaranteed investment contracts. Assets and liabilities in FIN 46 entities differ from other consolidated assets and liabilities, thus our future financial statements will distinguish assets and liabilities that are included solely as a result of FIN 46. Because we will not sell any additional assets to these consolidated FIN 46 entities, these balances will decrease as the assets mature. Our July 1, 2003, consolidation of FIN 46 entities resulted in a $0.4 billion after-tax charge that will be reported as an accounting change in our third quarter results.

(6)

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

Intangibles Subject To Amortization
	At June 30, 2003		At December 31, 2002

(Dollars in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Present value of future profits (PVFP)	$4,540	$(2,902)	$5,261	$(2,804)
Capitalized software	1,457	(621)	1,462	(568)
Servicing assets (a)	3,597	(3,354)	3,582	(3,240)
Patents, licenses and other	980	(535)	843	(499)

Total	$10,574	$(7,412)	$11,148	$(7,111)

(a)      Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $22 billion and $33 billion at June 30, 2003 and December 31, 2002, respectively.

     Amortization expense related to amortizable intangible assets for the second quarters ended June 30, 2003 and 2002, was $162 million and $451 million, respectively.  Amortization expense related to amortizable intangible assets for the first six months ended June 30, 2003 and 2002, was $460 million and $721 million, respectively. The estimated percentage of the December 31, 2002, net PVFP balance (adjusted for assets held for sale) to be amortized over each of the next five years follows.

2003	2004	2005	2006	2007

8.0%	7.6%	7.3%	6.8%	6.4%

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses and other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

(7)

Goodwill

Goodwill balances follow:
(Dollars in millions)	Commercial Finance	Consumer Finance	Equipment Management	Insurance		All Other GECS	Total

Balance, December 31, 2002	$7,987	$5,562	$1,242	$4,176		$127	$19,094
Acquisitions/Purchase Accounting Adjustments	98	919	–	47		–	1,064
Foreign exchange and other	69	386	82	(219	) (a)	1	319

Balance, June 30, 2003	$8,154	$6,867	$1,324	$4,004		$128	$20,477

(a)     Includes $(303) million of goodwill associated with assets held for sale (see note 5).

   5. On June 25, 2003, we announced a definitive agreement to sell the Tokyo-based GE Edison Life Insurance Company and U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million in cash following a pre-closing dividend.  The transaction is subject to regulatory approvals and is expected to close in the third quarter. After taxes and transaction costs, we estimate that we will realize a gain of $150 million.

   Summarized financial information for the GE Edison Life Insurance Company and U.S. Auto and Home businesses are set forth below:

(Dollars in millions)	6/30/03

Cash and equivalents	$616
Investment securities	16,409
Insurance receivables	2,677
Goodwill	303
Other Intangible assets	597
Other	1,633

Total assets held for sale	$22,235

Insurance liabilities, reserves and annuity benefits	$18,018
Other	1,750

Total liabilities associated with assets held for sale	$19,768

Accumulated gains on investment securities, currency translation
adjustments and derivatives qualifying as hedges – net	$762

The GE Edison Life Insurance Company and U.S. Auto and Home assets and liabilities are reported under the Insurance and All Other GECS segment, respectively.   At June 30, 2003, these amounts, net of assets expected to comprise the pre-closing dividend, are classified as held for sale.

     6. A summary of increases/(decreases) in share owner's equity that did not result directly from transactions with share owners, net of income taxes, follows:

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Net earnings	$1,602	$1,327
Investment securities – net changes in value	2,449	999
Currency translation adjustments – net	738	177
Derivatives qualifying as hedges – net changes in value	(938)	(779)

Total	$3,851	$1,724

(8)

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Net earnings	$3,272	$1,969
Investment securities – net changes in value	3,260	578
Currency translation adjustments – net	864	(89)
Derivatives qualifying as hedges – net changes in value	(1,054)	(443)

Total	$6,342	$2,015

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations – Second Quarter of 2003 Compared with Second Quarter of 2002

Overview

     Earnings before accounting changes (discussed in note 4 to the condensed, consolidated financial statements) for the second quarter of 2003 were $1,602 million, a $275 million (21%) increase over the second quarter of 2002. Three of our four businesses – Commercial Finance, Consumer Finance and Insurance – achieved double-digit earnings growth during the second quarter of 2003.

     Acquisitions contributed $71 million to earnings in the second quarter of 2003 compared with approximately $132 million in the comparable 2002 period. For purposes of this discussion, only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     Total revenues increased $1,917 million (14%) to $15,887 million for the second quarter of 2003, compared with $13,970 million for the second quarter of 2002. The increase resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior year loss events and higher investment gains at Insurance as well as the effects of origination growth and acquisitions at Consumer Finance and Commercial Finance. These increases were partially offset by product line and geographic market exits at IT Solutions.

     Interest expense on borrowings for the second quarter of 2003 was $2,533 million, 4% higher than second quarter of 2002. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower interest rates. The average composite interest rate on our borrowings for the second quarter of 2003 was 3.53% compared with 4.00% in the second quarter of 2002.

     Over the last three years, market interest rates have been more volatile than our average composite effective interest rates, principally because of the mix of effectively fixed rate borrowings in our financing structure. Yields on our portfolio of fixed and floating-rate financial products have behaved similarly; consequently, financing spreads have remained relatively flat over the three-year period.

     Provision for income taxes was $297 million for the second quarter of 2003, (an effective tax rate of 15.6%), compared with $184 million for the second quarter of 2002 (an effective tax rate of 12.2%). The higher effective tax rate primarily reflected the absence of a current year counterpart to the 2002 tax settlement with the Internal Revenue Service allowing the deduction of previously realized losses associated with the prior disposition of Kidder Peabody, partially offset by the effects of lower taxed earnings from international operations.

(9)

Operating Segments

     Revenues and earnings before accounting changes, by operating segment, for the second quarters ended June 30, 2003 and 2002 are summarized and discussed below. Additionally, the Commercial Finance (CF) business within our Commercial Finance segment has been renamed Corporate Financial Services. We reclassified certain prior year amounts to conform to the current period presentation.

  Consolidated

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Commercial Finance	$4,737	$4,404
Consumer Finance	3,046	2,463
Equipment Management	1,153	1,168
Insurance	6,792	5,263
All Other GECS	159	672

Total revenues	$15,887	$13,970

Net earnings
Commercial Finance	$805	$735
Consumer Finance	514	466
Equipment Management	26	67
Insurance	508	95
All Other GECS	(251)	(36)

Total net earnings	$1,602	$1,327

Following is a discussion of revenues and net earnings from operating segments for the second quarters of 2003 and 2002.

     (10)

  Commercial Finance

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Commercial Equipment Financing	$1,163	$1,069
Real Estate	599	545
Corporate Financial Services	590	554
Structured Finance	345	296
Aviation Services	710	683
Vendor Financial Services	1,142	1,081
Healthcare Financial Services	187	164
Other Commercial Finance	1	12

Total revenues	$4,737	$4,404

Net earnings
Commercial Equipment Financing	$170	$149
Real Estate	198	140
Corporate Financial Services	150	141
Structured Finance	117	127
Aviation Services	126	121
Vendor Financial Services	83	81
Healthcare Financial Services	39	33
Other Commercial Finance	(78)	(57)

Total net earnings	$805	$735

	At

	6/30/03	6/30/02	12/31/02

Total assets
Commercial Equipment Financing	$52,874	$49,965	$51,757
Real Estate	29,157	30,144	29,522
Corporate Financial Services	28,872	26,073	26,897
Structured Finance	19,970	17,701	19,293
Aviation Services	32,305	27,968	30,512
Vendor Financial Services	26,044	22,197	25,518
Healthcare Financial Services	8,408	7,107	7,905
Other Commercial Finance	835	2,289	2,841

Total assets	$198,465	$183,444	$194,245

Financing receivables – net	$129,247	$119,885	$128,277

Commercial Finance revenues and net earnings increased 8% and 10%, respectively, compared with the second quarter of 2002. The increase in revenues resulted primarily from acquisitions, higher securitization gains at Commercial Equipment Financing and Vendor Financial Services and origination growth. The increase in net earnings resulted primarily from higher securitization gains at Commercial Equipment Financing and Vendor Financial Services, lower credit losses at Corporate Financial Services and Real Estate and acquisitions, partially offset by a higher effective tax rate.

(11)

  Consumer Finance

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Global Consumer Finance	$2,051	$1,501
Card Services	995	962

Total revenues	$3,046	$2,463

Net earnings
Global Consumer Finance	$366	$315
Card Services	172	175
Other Consumer Finance	(24)	(24)

Total net earnings	$514	$466

	At

	6/30/03	6/30/02	12/31/02

Total assets
Global Consumer Finance	$73,739	$52,712	$58,310
Card Services	23,378	16,327	18,655

Total assets	$97,117	$69,039	$76,965

Financing receivables – net	$77,973	$56,793	$63,254

Consumer Finance revenues and net earnings increased 24% and 10%, respectively, compared with the second quarter of 2002. The increase in revenues resulted primarily from acquisitions, the net effects of foreign currency translation and origination growth. The increase in net earnings resulted primarily from growth in lower taxed earnings from international operations, acquisitions and origination growth, partially offset by lower securitization gains at Card Services.

  Equipment Management

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Equipment Management total revenues	$1,153	$1,168

Net earnings
Equipment Management total net earnings	$26	$67

	At

	6/30/03	6/30/02	12/31/02

Total assets
Equipment Management total assets	$26,235	$25,140	$25,222

Equipment leased to others	$11,467	$11,228	$11,285

Equipment Management revenues and net earnings decreased 1% and 61%, respectively, compared with the second quarter of 2002. The decrease in revenues was primarily attributable to lower asset utilization and lower price, partially offset by the net effects of foreign currency translation. The decrease in net earnings was primarily attributable to lower asset utilization, lower price and increased reserves.

(12)

  Insurance

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
GE Financial Assurance	$3,334	$2,817
Mortgage Insurance	281	256
GE Global Insurance Holding (ERC)	3,065	2,076
Other Insurance	112	114

Total revenues	$6,792	$5,263

Net earnings
GE Financial Assurance	$203	$118
Mortgage Insurance	130	152
GE Global Insurance Holding (ERC)	119	(229)
Other Insurance	56	54

Total net earnings	$508	$95

Insurance revenues and net earnings increased compared with the second quarter of 2002. The increase in revenues resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events at ERC and higher investment gains. The growth in premium revenues is primarily attributable to the combination of price increases at ERC, origination volume at GE Financial Assurance, and post acquisition revenues from acquired businesses. This was partially offset by a decrease in premium volume resulting from the more restrictive underwriting at ERC. The higher investment gains are primarily attributable to other-than-temporary impairments recognized during the second quarter of 2002, primarily related to WorldCom, Inc. bonds. The increase in net earnings resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events and lower adverse development at ERC, and higher investment gains. These increases were partially offset by increased policyholder losses and benefits primarily related to growth in premium revenues.

  All Other GECS

	Second quarter ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
IT Solutions	$115	$473
GE Equity	(90)	(87)
Other – All Other GECS	134	286

Total revenues	$159	$672

Net earnings
IT Solutions	$(12)	$(4)
GE Equity	(75)	(84)
Other – All Other GECS	(164)	52

Total net earnings	$(251)	$(36)

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

(13)

     Three factors explain these results:

  IT Solutions – Revenues and net earnings decreased as a result of lower volume attributable to market conditions and product line and geographic market exits.
  GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the second quarter of 2003 reflected increased losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to give financial support to companies in its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.
  Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations, the most significant of which were Auto Financial Services and GE Auto and Home.

B. Results of Operations – First half of 2003 Compared with First Half of 2002

Overview

     Earnings before accounting changes (discussed in note 4 to the condensed, consolidated financial statements) for the first six months of 2003 were $3,272 million, a $288 million (10%) increase over the first six months of 2002. Three of our four businesses – Commercial Finance, Consumer Finance and Insurance – achieved double-digit earnings growth during the first six months of 2003.

     Acquisitions contributed $149 million to earnings in the first six months of 2003 compared with approximately $265 million in the comparable 2002 period. For purposes of this discussion, only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     Total revenues increased $2,760 million (10%) to $30,754 million for the first six months of 2003, compared with $27,994 million for the first six months of 2002. The increase resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior year loss events and higher investment gains at Insurance as well as the effects of origination growth and acquisitions at Consumer Finance and Commercial Finance. These increases were partially offset by product line and geographic market exits at IT Solutions.

     Interest expense on borrowings for the first six months of 2003 was $4,996 million, 6% higher than the first six months of 2002. The increase reflected the effects of higher average borrowings used to finance asset growth, partially offset by the effects of lower interest rates. The average composite interest rate on our borrowings for the first six months of 2003 was 3.64% compared with 4.03% in the first six months of 2002.

     Over the last three years, market interest rates have been more volatile than our average composite effective interest rates, principally because of the mix of effectively fixed rate borrowings in our financing structure. Yields on our portfolio of fixed and floating-rate financial products have behaved similarly; consequently, financing spreads have remained relatively flat over the three-year period.

     Provision for income taxes was $617 million for the first six months of 2003 (an effective tax rate of 15.9%), compared with $599 million for the first six months of 2002 (an effective tax rate of 16.7%). The lower effective tax rate primarily reflected the effects of lower taxed earnings from international operations, partially offset by the absence of a current year counterpart to the 2002 tax settlement with the Internal Revenue Service allowing the deduction of previously realized losses associated with the prior disposition of Kidder Peabody.

(14)

Operating Segments

     Revenues and earnings before accounting changes, by operating segment, for the first six months ended June 30, 2003 and 2002 are summarized and discussed below. Additionally, the Commercial Finance (CF) business within our Commercial Finance segment has been renamed Corporate Financial Services. We reclassified certain prior year amounts to conform to the current period presentation.

  Consolidated

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Commercial Finance	$9,074	$8,420
Consumer Finance	5,805	4,835
Equipment Management	2,271	2,324
Insurance	13,160	11,031
All Other GECS	444	1,384

Total revenues	$30,754	$27,994

Net earnings
Commercial Finance	$1,631	$1,455
Consumer Finance	1,060	964
Equipment Management	83	142
Insurance	1,020	611
All Other GECS	(522)	(188)

Total earnings before accounting changes	3,272	2,984
Cumulative effect of accounting changes	–	(1,015)

Total net earnings	$3,272	$1,969

Following is a discussion of revenues and net earnings from operating segments for the first six months of 2003 and 2002.

(15)

  Commercial Finance

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Commercial Equipment Financing	$2,166	$2,062
Real Estate	1,202	993
Corporate Financial Services	1,126	1,164
Structured Finance	621	592
Aviation Services	1,424	1,251
Vendor Financial Services	2,162	2,034
Healthcare Financial Services	364	301
Other Commercial Finance	9	23

Total revenues	$9,074	$8,420

Net earnings
Commercial Equipment Financing	$318	$307
Real Estate	464	308
Corporate Financial Services	280	251
Structured Finance	217	258
Aviation Services	261	219
Vendor Financial Services	157	150
Healthcare Financial Services	68	57
Other Commercial Finance	(134)	(95)

Total net earnings	$1,631	$1,455

	At

	6/30/03	6/30/02	12/31/02

Total assets
Commercial Equipment Financing	$52,874	$49,965	$51,757
Real Estate	29,157	30,144	29,522
Corporate Financial Services	28,872	26,073	26,897
Structured Finance	19,970	17,701	19,293
Aviation Services	32,305	27,968	30,512
Vendor Financial Services	26,044	22,197	25,518
Healthcare Financial Services	8,408	7,107	7,905
Other Commercial Finance	835	2,289	2,841

Total assets	$198,465	$183,444	$194,245

Financing receivables – net	$129,247	$119,885	$128,277

Commercial Finance revenues and net earnings increased 8% and 12%, respectively, compared with the first six months of 2002. The increase in revenues resulted primarily from acquisitions, higher securitization gains at Commercial Equipment Financing and Vendor Financial Services and origination growth. The increase in net earnings resulted primarily from lower credit losses at Corporate Financial Services and Real Estate, acquisitions, higher securitization gains at Commercial Equipment Financing and Vendor Financial Services and origination growth. The increases for both revenues and net earnings were partially offset by a specific loss on a telecommunications investment by Structured Finance.

(16)

  Consumer Finance

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Global Consumer Finance	$3,917	$2,970
Card Services	1,888	1,865

Total revenues	$5,805	$4,835

Net earnings
Global Consumer Finance	$756	$628
Card Services	353	384
Other Consumer Finance	(49)	(48)

Total net earnings	$1,060	$964

	At

	6/30/03	6/30/02	12/31/02

Total assets
Global Consumer Finance	$73,739	$52,712	$58,310
Card Services	23,378	16,327	18,655

Total assets	$97,117	$69,039	$76,965

Financing receivables – net	$77,973	$56,793	$63,254

Consumer Finance revenues and net earnings increased 20% and 10%, respectively, compared with the first six months of 2002. The increase in revenues resulted primarily from acquisitions, origination growth and the net effects of foreign currency translation, partially offset by lower securitization gains at Card Services. The increase in net earnings resulted primarily from growth in lower taxed earnings from international operations, origination growth, acquisitions and the net effects of foreign currency translation, partially offset by lower securitization gains at Card Services and increased reserve requirements.

  Equipment Management

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
Equipment Management total revenues	$2,271	$2,324

Net earnings
Equipment Management total net earnings	$83	$142

	At

	6/30/03	6/30/02	12/31/02

Total assets
Equipment Management total assets	$26,235	$25,140	$25,222

Equipment leased to others	$11,467	$11,228	$11,285

(17)

Equipment Management revenues and net earnings decreased 2% and 42%, respectively, compared with the first six months of 2002. The decrease in revenues and net earnings resulted primarily from lower asset utilization and lower price. The decrease in revenues was partially offset by the net effects of foreign currency translation.

  Insurance

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
GE Financial Assurance	$6,587	$5,800
Mortgage Insurance	572	536
GE Global Insurance Holding (ERC)	5,758	4,483
Other Insurance	243	212

Total revenues	$13,160	$11,031

Net earnings
GE Financial Assurance	$404	$372
Mortgage Insurance	249	271
GE Global Insurance Holding (ERC)	240	(142)
Other Insurance	127	110

Total net earnings	$1,020	$611

Insurance revenues and net earnings increased 19% and 67%, respectively, compared with the first six months of 2002. The increase in revenues resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events at ERC and higher investment gains. The growth in premium revenues is primarily attributable to the combination of price increases at ERC, origination volume at GE Financial Assurance, and post acquisition revenues from acquired businesses. This was partially offset by a decrease in premium volume resulting from the more restrictive underwriting at ERC. The higher investment gains are primarily attributable to other-than-temporary impairments recognized during the second quarter of 2002, primarily related to WorldCom, Inc. bonds. The increase in net earnings resulted primarily from growth in premium revenues, the absence of a current year counterpart to adjustments to estimates of prior-year loss events and lower adverse development at ERC, and higher investment gains. These increases were partially offset by increased policyholder losses and benefits primarily related to growth in premium revenues.

(18)

  All Other GECS

	Six months ended

(Dollars in millions)	6/30/03	6/30/02

Revenues
IT Solutions	$244	$968
GE Equity	(173)	(142)
Other – All Other GECS	373	558

Total revenues	$444	$1,384

Net earnings
IT Solutions	$(41)	$(12)
GE Equity	(147)	(154)
Other – All Other GECS	(334)	(22)

Total net earnings	$(522)	$(188)

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

     Three factors explain these results:

  IT Solutions – Revenues and net earnings decreased as a result of lower volume attributable to market conditions and product line and geographic market exits.
  GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the first six months of 2003 reflected increased losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to give financial support to companies in its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.
  Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations, the most significant of which were Auto Financial Services and GE Auto and Home.

C. Statement of Financial Position

Investment securities comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $109.0 billion as of June 30, 2003, compared with $116.5 billion as of December 31, 2002. The decrease of $7.5 billion was primarily the result of a reclassification of $16.4 billion of investments to assets held for sale. Absent this reclassification investment securities increased $8.9 billion as a result of investment of premiums received, reinvestment of investment income and increases in fair value, including debt and equity securities, partially offset by sales and maturities as well as impairments and losses related to certain debt and equity securities.

     Gross unrealized gains and losses were $9.4 billion and $1.6 billion, respectively, including $2.4 billion and $0.1 billion related to assets classified as held for sale, respectively, at June 30, 2003.  Gross unrealized gains and losses were $4.4 billion and $2.4 billion, respectively, as of December 31, 2002. We estimate that available gains, net of hedging positions and estimated impairment of insurance intangible assets, could be as much as $3.0 billion. Market value used in determining unrealized gains and losses is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

(19)

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at second quarter 2003, approximately $330 million of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first six months of 2003 were $387.8 million.

Financing Receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses increased to $219.9 billion at June 30, 2003, from $203.6 billion at the end of 2002, as discussed in the following paragraphs. The related allowance for losses at June 30, 2003, amounted to $6.1 billion ($5.5 billion at the end of 2002), representing our best estimate of probable losses inherent in the portfolio.

     A discussion of the quality of certain elements of the financing receivables portfolio follows. "Nonearning" receivables are those that are 90 days or more delinquent (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Commercial Finance financing receivables before allowance for losses totaled $131.8 billion at June 30, 2003 ($130.9 billion at December 31, 2002) and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily as a result of the net effects of foreign currency translation and origination growth, partially offset by securitizations. Related nonearning and reduced-earning receivables were consistent at $2.2 billion at June 30, 2003 and at year-end 2002 and about 1.6% and 1.7% of outstandings, respectively. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio. Write-offs for the first six months of 2003 were $0.6 billion compared with $0.5 billion for the first six months of 2002.

     Consumer Finance financing receivables before allowance for losses, primarily installment loans, auto loans and leases, and residential mortgages, were $81.5 billion at June 30, 2003, and $66.0 billion at December 31, 2002. This portfolio of receivables increased as a result of acquisitions, the net effects of foreign currency translation and origination growth, partially offset by the transfer of Home Depot private label credit card receivables to Other Assets in preparation for their sale when that contract is terminated in 2003. Nonearning consumer receivables at June 30, 2003, were $2.1 billion, about 2.6% of outstandings, compared with $1.6 billion, about 2.4% of outstandings at year-end 2002. Write-offs for the first six months of 2003 were $1.0 billion compared with $0.8 billion for the first six months of 2002.

     Other, principally Equipment Management financing receivables before allowance for losses, amounted to $6.6 billion and $6.7 billion at June 30, 2003, and December 31, 2002, respectively. Nonearning receivables were consistent at $0.1 billion, about 1.5% and 1.3% of outstandings at June 30, 2003 and at year-end 2002, respectively.

     Delinquency rates on Consumer Finance financing receivables were 5.81% at June 30, 2003 and 5.58% at year-end 2002, on a managed basis. Delinquency rates on Commercial Finance equipment loans and leases were 1.86% at June 30, 2003 and 1.71% at year-end 2002, on a managed basis.

D. Additional Considerations

Commercial Airlines

     Deteriorating aircraft utilization and pricing generally negatively affects Commercial Finance, which owned 1,189 commercial aircraft at June 30, 2003. However, despite pressure on the industry, 1,184, or 99% of its commercial aircraft were on lease. We believe, however, that the financial difficulties of our airline customers will continue to weigh on the airline industry.

     At the end of the second quarter of 2003, Commercial Finance had provided loans and leases of $27.7 billion and combined with our insurance business had $2.7 billion of investment securities related to the airline industry. In addition, Commercial Finance had funding commitments of $1.4 billion and had placed multi-year orders for various Boeing, Airbus and other aircraft with list prices totaling approximately $14.8 billion at the end of the second quarter of 2003. As of June 30, 2003, Commercial Finance held placement agreements with commercial airlines for all of the 25 aircraft scheduled for delivery over the remainder of 2003.

(20)

     UAL Corp and Air Canada, the parent companies of two of our major airline customers are experiencing significant financial difficulties and both filed for reorganization in bankruptcy. UAL Corp filed for bankruptcy protection in 2002 and Air Canada filed in Canada on April 1, 2003. At the end of the second quarter of 2003, our exposure related to these airlines amounted to $4.1 billion, including loans, leases, investment securities, and commitments. Various Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. Included in this exposure is a $700 million debtor-in-possession financing commitment to Air Canada. Another one of our major airline customers, US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002 but emerged from bankruptcy on March 31, 2003. Our financial statements include provisions for probable losses based on our best estimates of such losses.

Other Matters

     On June 25, 2003, we announced a definitive agreement to sell the Tokyo-based GE Edison Life Insurance Company and U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million in cash and a pre-closing dividend of approximately $440 million. The transaction is consistent with our strategy to focus global operations on selected segments in which we see the most attractive growth and return prospects.

     During the quarter ended June 30, 2003, A.M. Best Company revised its financial strength rating on Employers Reinsurance Corporation and its affiliated domestic and international non-life and life reinsurance companies to A (Excellent) from A+ (Superior). Concurrently, the ratings on their senior debt securities were revised to "a-" from "a". We do not believe these actions will materially affect our liquidity or capital resources or ERC's ability to write future business.

E. Liquidity

     The major debt-rating agencies evaluate the financial condition of GE Capital Corporation (GE Capital), our major public borrowing entity. Factors that are important to the ratings of GE Capital include the following: cash generating ability – including cash generated from operating activities; earnings quality – including revenue growth and the breadth and diversity of sources of income; leverage ratios – such as debt to total capital and interest coverage; and asset utilization, including return on assets and asset turnover ratios. Considering those factors, the major rating agencies continue to give the highest ratings to debt of GE Capital (long term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

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

(21)

     Global commercial paper markets are also a primary source of liquidity for us. GE Capital is the most widely-held name in those markets and is the principal issuer of financial services debt. The following table shows financial services debt composition as of June 30, 2003, and December 31, 2002:
At June 30, 2003		At December 31, 2003

Senior Notes	55%	52%
Commercial Paper	27	31
Other – principally current portion of long-term debt	18	17

Total	100%	100%

     During the first half of 2003, GE Capital issued approximately $36 billion of long-term debt in U.S. and international markets. These funds were used primarily to fund maturing long-term debt, reduce the amount of commercial paper outstanding and to fund new asset growth. We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets. GE Capital anticipates issuing approximately $25 billion of additional long-term debt using both U.S. and international markets during the remainder of 2003. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

     We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but includes $56 billion of contractually committed lending agreements with highly-rated global banks and investment banks, as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets, and potential asset sales.

     We use special purpose entities (SPEs) as described in our Annual Report on Form 10-K for the year ended December 31, 2002. Receivables held by SPEs as of the end of the second quarter of 2003, and year-end 2002, were $38.9 billion and $42.2 billion, respectively. Net credit and liquidity support amounted to $26.6 billion after consideration of participated liquidity and arrangements that defer liquidity draws beyond 2003, a reduction of $0.6 billion from year-end 2002. This amount includes credit support, in which we provide recourse for a maximum of $15.8 billion of credit losses in SPEs.

Item 4. Controls and Procedures

     As required by Rule 13a-15(b), we, including the Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chairman of the Board and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), we, including the Chairman of the Board and Chief Financial Officer, also conducted an evaluation of the company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

(22)

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K during the quarter ended June 30, 2003.

A Form 8-K was filed on April 3, 2003, under Item 9 (pursuant to Item 12), relating to a public presentation in which General Electric Company disclosed certain unaudited, estimated financial information related to the first quarter of 2003.

A Form 8-K was filed on April 10, 2003, under Item 5, setting forth portions of our 2002 Form 10-K, reflecting segment information reclassified to conform to organizational and measurement changes and setting forth 2002 unaudited financial services segment data by quarter, including the effect of financial services releveraging on the performance of business units within each segment.

(23)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     General Electric Capital Services, Inc.
     (Registrant)

August 1, 2003 Date	/s/ Philip D. Ameen Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(24)