Form 10-Q
period 2003-09-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2003-10-31
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 0-14804 GENERAL ELECTRIC CAPITAL SERVICES, INC. (Exact name of registrant as specified in its charter)

Delaware	06-1109503

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

260 Long Ridge Road, Stamford, CT	06927

(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (203) 357-4000 _______________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

At October 30, 2003, 1,064 shares of common stock with a par value of $1,000 were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Services, Inc.

Forward-Looking Statements

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts as well as statements identified by words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" or words of similar meaning. These statements are based on our current beliefs or expectations and are inherently subject to significant uncertainties and changes in circumstances, many of which are beyond our control. Actual results may differ materially from these expectations due to changes in global political, economic, business, competitive, market and regulatory factors.

(2)

Part I. Financial Information
Item 1. Financial Statements

Condensed Statement of Current and Retained Earnings
General Electric Capital Services, Inc. and consolidated affiliates
(Unaudited)
	Third quarter ended September 30		Nine months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues from services (note 8)	$16,154	$14,336	$45,853	$40,615
Securitization and certain other FIN 46 entities (note 4)	326	–	326	–
Sales of goods	527	779	1,582	2,494

Total revenues	17,007	15,115	47,761	43,109

Interest	2,366	2,645	7,362	7,362
Operating and administrative	4,614	4,100	13,307	11,508
Cost of goods sold	459	673	1,361	2,237
Insurance losses and policyholder and annuity benefits	4,168	4,227	12,409	11,465
Provision for losses on financing receivables	1,061	640	2,799	2,087
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	1,218	1,118	3,450	3,081
Securitization and certain other FIN 46 entities (note 4)	204	–	204	–
Minority interest in net earnings of consolidated affiliates	33	39	96	113

Total costs and expenses	14,123	13,442	40,988	37,853

Earnings before income taxes and accounting changes	2,884	1,673	6,773	5,256
Provision for income taxes	(677)	(122)	(1,294)	(721)

Earnings before accounting changes	2,207	1,551	5,479	4,535
Cumulative effect of accounting changes (notes 3 and 6)	(339)	–	(339)	(1,015)

Net earnings	1,868	1,551	5,140	3,520
Dividends	(924)	(550)	(1,252)	(1,511)
Retained earnings at beginning of period	29,268	25,686	26,324	24,678

Retained earnings at end of period	$30,212	$26,687	$30,212	$26,687

See "Notes to Condensed, Consolidated Financial Statements."

(3)

Condensed Statement of Financial Position
General Electric Capital Services, Inc. and consolidated affiliates
(Dollars in millions)	September 30, 2003	December 31, 2002

(Unaudited)
Cash and equivalents	$7,285	$7,918
Investment securities	118,727	116,530
Financing receivables:
Time sales and loans, net of deferred income	161,233	143,309
Investment in financing leases, net of deferred income	59,502	60,251

	220,735	203,560
Allowance for losses on financing receivables	(6,119)	(5,500)

Financing receivables – net	214,616	198,060
Insurance receivables	29,094	31,585
Other receivables – net	12,535	12,984
Inventories	213	208
Equipment on operating leases (at cost) including buildings and equipment, less accumulated amortization of $14,822 and $13,503	35,516	35,330
Intangible assets	23,764	23,131
Securitization and certain other FIN 46 entities (note 4)	30,725	–
Assets held for sale (note 7)	2,870	–
Other assets	63,706	64,082

Total assets	$539,051	$489,828

Short-term borrowings	$122,769	$130,126
Long-term borrowings
Senior	156,880	139,573
Subordinated	1,382	1,263
Insurance liabilities, reserves and annuity benefits	135,016	135,853
Securitization and certain other FIN 46 entities (note 4)	30,051	–
Liabilities associated with assets held for sale (note 7)	939	–
All other liabilities	33,922	31,049
Deferred income taxes	10,884	10,590

Total liabilities	491,843	448,454

Minority interest in equity of consolidated affiliates	4,726	4,445

Accumulated gains (losses) – net (a)
Investment securities	1,538	1,191
Currency translation adjustments	275	(782)
Derivatives qualifying as hedges	(1,813)	(2,076)

Capital stock	11	11
Additional paid-in capital	12,259	12,261
Retained earnings	30,212	26,324

Total shareowner's equity	42,482	36,929

Total liabilities and equity	$539,051	$489,828

(a) The sum of accumulated gains (losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings." There were no such accumulated nonowner changes other than earnings at September 30, 2003 as compared with $(1,667) million at December 31, 2002.

See "Notes to Condensed, Consolidated Financial Statements."

(4)

Condensed Statement of Cash Flows
General Electric Capital Services, Inc. and consolidated affiliates
(Dollars in millions)	Nine months ended September 30 (Unaudited)

	2003	2002

Cash Flows – Operating Activities
Net earnings	$5,140	$3,520
Adjustments to reconcile net earnings to cash provided from operating activities
Cumulative effect of accounting changes	339	1,015
Provision for losses on financing receivables	2,799	2,087
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	3,450	3,081
Increase in accounts payable	2,193	2,447
Increase in insurance liabilities, reserves and annuity benefits	773	5,618
Securitization and certain other FIN 46 entities	133	–
All other operating activities	2,038	49

Cash from operating activities	16,865	17,817

Cash Flows – Investing Activities
Increase in loans to customers	(166,794)	(136,566)
Principal collections from customers – loans	159,560	130,118
Investment in equipment for financing leases	(15,707)	(14,896)
Principal collections from customers – financing leases	16,704	12,374
Net change in credit card receivables	1,242	(2,016)
Equipment on operating leases (including buildings and equipment):
– additions	(5,209)	(7,377)
– dispositions	4,153	4,694
Payments for principal businesses purchased, net of cash acquired	(9,167)	(5,542)
Purchases of securities by insurance and annuity businesses	(46,127)	(47,756)
Dispositions of securities by insurance and annuity businesses	41,512	40,176
Securitization and certain other FIN 46 entities	5,309	–
All other investing activities	1,031	(4,493)

Cash used for investing activities	(13,493)	(31,284)

Cash Flows – Financing Activities
Net decrease in borrowings (maturities 90 days or less)	(11,136)	(39,128)
Newly issued debt – short-term (91-365 days)	1,162	2,115
Newly issued debt – long-term senior	43,896	75,129
Proceeds – non-recourse, leveraged lease debt	375	788
Repayments and other reductions – short-term (91-365 days)	(27,867)	(21,139)
Repayments and other reductions – long-term senior debt	(2,919)	(4,276)
Principal payments – non-recourse, leveraged lease debt	(585)	(286)
Proceeds from sales of investment contracts	11,763	6,216
Cash acquired in assumption of liabilities for policyholder benefits	–	2,813
Redemption of investment contracts	(11,989)	(5,273)
Dividends paid	(1,252)	(1,511)
Securitization and certain other FIN 46 entities	(5,442)	–

Cash from (used for) financing activities	(3,994)	15,448

Increase (decrease) in cash and equivalents	(622)	1,981

Cash and equivalents at beginning of year	7,918	7,314

Cash and equivalents at September 30 (a)	$7,296	$9,295

(a) Cash and equivalents at September 30, 2003 includes $11 million of cash classified as assets held for sale in the Condensed Statement of Financial Position (see note 7).

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

     3. We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities on July 1, 2003, one quarter earlier than required and consequently consolidated certain entities in our financial statements for the first time. Several factors that distinguish these entities from others included in our consolidated statements follow:

  The assets in FIN 46 entities were often acquired from us, normally with financial support. While the nature of that support differs from entity to entity, it is generally the reason that consolidation is required under FIN 46.

  The assets we sold to FIN 46 entities remain legally isolated and our use of the assets is often restricted.

  Liabilities of FIN 46 entities generally are not our legal obligations, but will be repaid with cash flows generated by the related assets.

     New balance sheet captions, "Securitization and certain other FIN 46 entities," included $36.3 billion of assets and $35.8 billion of liabilities at transition. Because we have stopped transferring assets to these entities, balances will decrease as the assets repay. Also, investment securities and other receivables included an additional $14.1 billion and $1.0 billion, respectively, at transition for investment securities related to guaranteed investment contracts (GICs) issued by Trinity, a group of sponsored special purpose entities. We plan to continue issuing GICs from Trinity; therefore, we have displayed these investment securities and related GIC liabilities in investment securities and insurance liabilities, reserves and annuity benefits, consistent with the display of assets and liabilities

(6)

associated with GICs issued by certain of our Insurance businesses. Accrued interest on these investment securities of $0.7 billion is reported in other receivables.

     Our July 1, 2003, consolidation of FIN 46 entities resulted in a $339 million after-tax accounting charge to our third quarter net earnings. This charge resulted from several factors. For FIN 46 entities consolidated based on carrying amounts, the effect of changes in interest rates resulted in transition losses on interest rate swaps that did not qualify for hedge accounting before transition. Losses also arose from the FIN 46 requirement to record carrying amounts of assets in certain FIN 46 entities as if those entities had always been consolidated, requiring us to eliminate certain previously recognized income. For certain other FIN 46 entities that we first consolidated at their July 1, 2003, fair values, we recognized a loss on consolidation because: (i) declines in market interest rates caused a decline in the fair value of certain interest rate swaps (swaps that successfully converted commercial paper to the equivalent of fixed rate debt), and (ii) the fair value of commercial paper plus minority interests exceeded independently appraised fair values of related assets.

     We believe that cash flows from the income-producing assets will be sufficient to repay the related debt and other obligations in all FIN 46 entities. We do not expect that the consolidation of FIN 46 entities will have significant effects on future results of operations. See note 4.

     FIN 46 has been the subject of significant continuing interpretation by the FASB, and changes to its complex requirements appear likely before the end of 2003. In addition, the FASB is proposing to amend certain requirements of Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and those changes may be retroactive, having the effect of reversing certain prior securitization transactions. No exposure drafts related to these proposals have been issued, and it is not possible to conclude whether such changes would be likely to affect the amounts we have recorded.

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, FIN 45 requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003, and had an inconsequential effect on our financial position as of September 30, 2003, and our results of operations for the third quarter and nine months ended September 30, 2003.

     4. The following tables provide supplemental information about revenues, expenses, assets, liabilities and cash flows associated with entities that were newly consolidated under FIN 46 in the balance sheet captions "Securitization and certain other FIN 46 entities."

(7)

(Dollars in millions)	Third quarter and nine months ended September 30, 2003

Revenues
Interest on time sales and loans	$212
Financing leases	86
Other	28

Total	$326

Expenses
Interest	$204

Total	$204

(Dollars in millions)	At September 30, 2003

Assets
Cash	$627
Investment securities	1,648
Financing receivables (a)	25,879
Other	2,571

Total	$30,725

Liabilities
Commercial paper	$29,115
Other	936

Total	$30,051

(a) Includes $1.0 billion of retained interests in securitized assets now consolidated.

(Dollars in millions)	Nine months ended September 30, 2003

Cash Flows – Investing activities
Collections	$5,309

Total	$5,309

Cash Flows – Financing activities
Newly issued debt	$89,915
Repayments and other reductions	(95,357)

Total	$(5,442)

(8)

     5. At September 30, 2003, assets in entities that were either sponsored by us or to which we provided financial support amounted to $35.3 billion, compared with $42.2 billion at December 31, 2002. Of that amount, at September 30, 2003, the balance sheet caption "Securitization and certain other FIN 46 entities" contained $30.7 billion of these assets; another $4.6 billion remained off-balance sheet. In addition, we engage in transactions with unconsolidated entities that we neither sponsor nor support. These include transactions with master trusts and other entities used for term securitizations, as well as transactions with commercial paper issuers (conduits) sponsored by third parties. At December 31, 2002, assets in these entities, nearly all of which were qualifying special purpose entities, amounted to $9.9 billion. We will continue to engage in transactions that involve both third party conduits and public market term securitizations.

     The most meaningful analysis of securitization activity before FIN 46 adoption (primarily conducted through sponsored and supported entities) and activity subsequent to that adoption, is a comparison of total securitized assets, as follows:
(Dollars in millions)	At September 30, 2003	At December 31, 2002

Receivables secured by:
Equipment	$15,263	$13,926
Commercial real estate	16,871	14,168
Other assets	9,304	12,000
Credit card receivables	8,180	11,292
Trade receivables	94	693

Total securitized assets	$49,712	$52,079

Assets in securitization and certain other FIN 46 entities	$30,725	$–
Off-balance sheet (a)
Sponsored and supported	4,588	42,222
Other	14,399	9,857

Total securitized assets (b)	$49,712	$52,079

(a) Liabilities for recourse obligations related to off-balance sheet assets were $80 million and $261 million at September 30, 2003 and December 31, 2002, respectively.

(b) Net credit and liquidity support for securitized assets was $25.2 billion and $27.2 billion at September 30, 2003 and December 31, 2002, respectively.

     In addition to the foregoing, we retain mortgage servicing rights related to an amortizing pool of mortgages associated with a business that we decided to exit in 2000. We have not added new volume since the decision to exit and our exposure to these mortgages is limited to the net carrying value of our servicing assets, $134 million as of September 30, 2003.

     6. SFAS 142, Goodwill and Other Intangible Assets, became effective for us in 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

(9)

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

     The result of testing goodwill impairment in accordance with SFAS 142, as of January 1, 2002, was a non-cash charge of $1,204 million ($1,015 million after tax), which is reported in the caption "Cumulative effect of accounting changes." Substantially all of the charge relates to the IT Solutions business and the GE Auto and Home business, a direct subsidiary of GE Financial Assurance, which was divested in 2003. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows.

Goodwill

     Goodwill balances follow:
(Dollars in millions)	Commercial Finance	Consumer Finance	Equipment Management	Insurance	All Other GECS	Total

Balance, December 31, 2002	$7,987	$5,562	$1,242	$4,176	$127	$19,094
Acquisitions/purchase accounting adjustments	107	1,237	–	–	–	1,344
Foreign exchange and other	40	378	(60)	(152)	–	206

Balance, September 30, 2003	$8,134	$7,177	$1,182	$4,024	$127	$20,644

     The amount of goodwill related to new acquisitions recorded during 2003 was $1,179 million, the largest of which was First National Bank ($680 million) by Consumer Finance. The amount of goodwill related to purchase accounting adjustments during 2003 was $165 million, primarily associated with the 2002 acquisitions of Australian Guarantee Corporation at Consumer Finance and Security Capital Group at Commercial Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company's policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

(10)

Intangibles Subject To Amortization
	At September 30, 2003			At December 31, 2002

(Dollars in millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Present value of future profits (PVFP)	$4,626	$(2,949)	$1,677	$5,261	$(2,804)	$2,457
Capitalized software	1,502	(711)	791	1,462	(568)	894
Servicing assets (a)	3,532	(3,370)	162	3,582	(3,240)	342
Patents, licenses and other	1,053	(563)	490	843	(499)	344

Total	$10,713	$(7,593)	$3,120	$11,148	$(7,111)	$4,037

(a)

Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $17 billion and $33 billion at September 30, 2003 and December 31, 2002, respectively.

     Amortization expense related to amortizable intangible assets for the third quarters ended September 30, 2003 and 2002, was $220 million and $515 million, respectively. Amortization expense related to amortizable intangible assets for the first nine months ended September 30, 2003 and 2002, was $680 million and $1,236 million, respectively. The decrease in 2003 amortization expense reflected the planned run down of a liquidating servicing portfolio.

PVFP

     The net PVFP balances follow:
	Nine months ended September 30

(Dollars in millions)	2003	2002

Balance, January 1	$2,457	$2,198
Acquisitions	–	494
Dispositions	(574)	–
Accrued interest (a)	64	62
Amortization	(252)	(266)
Other	(18)	27

Balance, September 30	$1,677	$2,515

(a) Interest was accrued at a rate of 4.1% and 3.8% for the first nine months ended September 30, 2003 and 2002, respectively.

(11)

     Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the nine months ended September 30, 2003 and 2002.

     The estimated percentage of the December 31, 2002, net PVFP balance (adjusted for divested businesses) to be amortized over each of the next five years follows.

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

     7. In August 2003, we completed the previously announced sale of our Tokyo-based GE Edison Life Insurance Company (GE Edison Life) and the U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million in cash following a pre-closing dividend. Before taxes and transaction costs, we realized a gain of $641million ($260 million after taxes and transaction costs) on the sale of GE Edison Life, reported in the Insurance segment, and a gain of $54 million ($12 million after taxes and transaction costs) on the sale of the U.S. Auto and Home business, reported in All Other GECS. These gains are reported in revenues from services, other income; see note 8.

     On August 4, 2003, we announced a definitive agreement to sell a controlling interest in Financial Guaranty Insurance Company (FGIC) for cash of $1,600 million following a pre-closing dividend. After the sale, we will hold $235 million as the sole investor in FGIC convertible preferred stock as well as $65 million in FGIC common stock, about 4.5% of outstanding common shares. The transaction should close in the fourth quarter, subject to regulatory approvals. At September 30, 2003, we reported FGIC as "held for sale" as follows: FGIC assets, almost entirely investment securities, amounted to $2,870 million (net of provision for losses); FGIC liabilities, mostly insurance reserves, amounted to $939 million; and equity, substantially all unrealized gains on investment securities, amounted to approximately $31 million. Our estimated loss, $182 million before tax, is reported in revenues from services, other income;  see note 8.

(12)

     8. GECS revenues from services are summarized in the following table:
	Third quarter ended September 30		Nine months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues from services
Premiums earned by insurance businesses	$4,629	$4,369	$14,266	$12,219
Interest on time sales and loans	4,374	3,842	12,553	10,698
Operating lease rentals	1,757	1,807	5,270	5,076
Investment income	1,677	1,442	4,731	4,215
Financing leases	1,011	1,089	3,053	3,228
Fees	726	686	2,071	1,982
Other income	1,980	1,101	3,909	3,197

Total	$16,154	$14,336	$45,853	$40,615

     9. A summary of increases/(decreases) in shareowner's equity that did not result directly from transactions with shareowners, net of income taxes, follows:
	Third quarter ended September 30		Nine months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Net earnings	$1,868	$1,551	$5,140	$3,520
Investment securities – net changes in value	(2,913)	1,441	347	2,019
Currency translation adjustments – net	193	187	1,057	98
Derivatives qualifying as hedges – net changes in value	1,317	(673)	263	(1,116)

Total	$465	$2,506	$6,807	$4,521

(13)

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

     In the accompanying analysis of financial information, we sometimes refer to information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in financial statements. Certain of this information is considered "non-GAAP financial measures" under Securities and Exchange Commission rules; those rules require the supplemental explanation and reconciliation provided in Exhibit 99 to this Form 10-Q report.

A. Results of Operations – Third Quarter of 2003 Compared with Third Quarter of 2002

     Earnings before accounting changes (discussed in note 3 to the condensed, consolidated financial statements) for the third quarter of 2003 were $2,207 million, a $656 million (42%) increase over the third quarter of 2002. Three of our four businesses – Commercial Finance, Consumer Finance and Insurance – achieved double-digit earnings growth rates during the third quarter of 2003.

     Acquisitions contributed $79 million to earnings in the third quarter of 2003, compared with approximately $83 million in the comparable 2002 period. For purposes of this discussion, only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     Total revenues increased $1,892 million (13%) to $17,007 million for the third quarter of 2003, compared with $15,115 million for the third quarter of 2002. The increase resulted primarily from gains on sale of GE Edison Life and the U.S. Auto and Home business, and the Home Depot private-label credit card receivables. Also contributing to the increase were the net effects of foreign currency translation, acquisitions primarily at Consumer Finance and Commercial Finance, premium growth at Insurance, and the effects of the adoption of FIN 46. These increases were partially offset by product line and geographic market exits at IT Solutions and lower securitization gains at Consumer Finance and Commercial Finance.

     Interest expense on borrowings for the third quarter of 2003, was $2,366 million, 11% lower than third quarter of 2002. The decrease reflected the effects of lower interest rates partially offset by the effects of higher average borrowings used to finance asset growth. The average composite interest rate on our borrowings for the third quarter of 2003 was 3.42% compared with 4.18% in the third quarter of 2002.

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

     Provision for income taxes was $677 million for the third quarter of 2003, (an effective tax rate of 23.5%), compared with $122 million for the third quarter of 2002 (an effective tax rate of 7.3%). The higher effective tax rate primarily reflected the effects of the sale of the GE Edison Life and the U.S. Auto and Home business and the absence of current year counterparts to the 2002 adverse pre-tax losses at GE Global Insurance Holding (ERC) and the 2002 tax settlement with the Internal Revenue Service regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts.

(14)

Operating Segments

     Revenues and earnings before accounting changes, by operating segment, for the third quarters ended September 30, 2003 and 2002, are summarized and discussed below.

  Consolidated

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Commercial Finance	$4,750	$4,522
Consumer Finance	3,499	2,701
Equipment Management	1,136	1,207
Insurance	6,824	6,197
All Other GECS	798	488

Total revenues	$17,007	$15,115

Net earnings
Commercial Finance	$1,001	$879
Consumer Finance	595	467
Equipment Management	48	83
Insurance	604	327
All Other GECS	(41)	(205)

Total earnings before accounting changes	2,207	1,551
Cumulative effect of accounting changes	(339)	–

Total net earnings	$1,868	$1,551

     Following is a discussion of revenues and net earnings from operating segments for the third quarters of 2003 and 2002.

(15)

  Commercial Finance

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Commercial Equipment Financing	$1,093	$1,147
Real Estate	710	543
Corporate Financial Services (a)	634	615
Structured Finance	340	323
Aviation Services	711	741
Vendor Financial Services	1,084	974
Healthcare Financial Services	179	170
Other Commercial Finance	(1)	9

Total revenues	$4,750	$4,522

Net revenues
Total revenues	$4,750	$4,522
Interest expense	1,338	1,487

Total net revenues	$3,412	$3,035

Net earnings
Commercial Equipment Financing	$197	$166
Real Estate	255	187
Corporate Financial Services	185	208
Structured Finance	163	124
Aviation Services	97	133
Vendor Financial Services	122	87
Healthcare Financial Services	38	31
Other Commercial Finance	(56)	(57)

Total net earnings	$1,001	$879

	At

	9/30/03	9/30/02	12/31/02

Total assets
Commercial Equipment Financing	$50,879	$49,782	$51,757
Real Estate	27,336	29,273	29,522
Corporate Financial Services	28,502	26,188	26,897
Structured Finance	20,106	17,514	19,293
Aviation Services	32,399	28,741	30,512
Vendor Financial Services	24,522	22,272	25,518
Healthcare Financial Services	8,502	7,324	7,905
Other Commercial Finance	1,308	2,260	2,841

Total assets	$193,554	$183,354	$194,245

Financing receivables – net	$127,250	$119,413	$128,277

(a) The Commercial Finance or CF business until we renamed it on January 1, 2003.

(16)

Commercial Finance revenues and net earnings increased 5% and 14%, respectively, compared with the third quarter of 2002. The increase in revenues resulted primarily from acquisitions at Vendor Financial Services and higher investment gains at Real Estate, partially offset by lower securitization gains at Commercial Equipment Financing. The increase in net earnings resulted primarily from higher investment gains at Real Estate, acquisitions at Vendor Financial Services and growth in lower taxed earnings from international operations, partially offset by lower securitization gains at Commercial Equipment Financing and commercial aircraft impairments at Aviation Services.

  Consumer Finance

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Global Consumer Finance	$2,208	$1,789
Card Services	1,291	912

Total revenues	$3,499	$2,701

Net revenues
Total revenues	$3,499	$2,701
Interest expense	683	572

Total net revenues	$2,816	$2,129

Net earnings
Global Consumer Finance	$354	$343
Card Services	266	148
Other Consumer Finance	(25)	(24)

Total net earnings	$595	$467

	At

	9/30/03	9/30/02	12/31/02

Total assets
Global Consumer Finance	$78,614	$54,968	$58,310
Card Services	18,023	17,759	18,655

Total assets	$96,637	$72,727	$76,965

Financing receivables – net	$82,130	$60,438	$63,254

Consumer Finance revenues and net earnings increased 30% and 27%, respectively, compared with the third quarter of 2002. The increase in revenues resulted primarily from acquisitions, the gain on sale of Home Depot private label credit card receivables, the net effects of foreign currency translation and origination growth. The increase in net earnings resulted from the gain on sale of Home Depot private label credit card receivables and acquisitions, partially offset by lower securitization gains at Card Services and increased reserve requirements.

(17)

  Equipment Management

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
Equipment Management total revenues	$1,136	$1,207

Net revenues
Total revenues	$1,136	$1,207
Interest expense	173	201

Total net revenues	$963	$1,006

Net earnings
Equipment Management total net earnings	$48	$83

	At

	9/30/03	9/30/02	12/31/02

Total assets
Equipment Management total assets	$23,802	$24,923	$25,222

Equipment leased to others	$10,997	$11,026	$11,285

Equipment Management revenues and net earnings decreased 6% and 42%, respectively, compared with the third quarter of 2002. The decrease in revenues was primarily attributable to lower asset utilization, lower price and lower gains on asset sales related to continued defleeting activities, partially offset by the net effects of foreign currency translation. The decrease in net earnings was primarily attributable to lower asset utilization, lower price and lower gains on asset sales, partially offset by lower taxes.

(18)

  Insurance

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
GE Financial Assurance	$3,753	$3,209
Mortgage Insurance	317	265
GE Global Insurance Holding (ERC)	2,886	2,585
Other Insurance	(132)	138

Total revenues	$6,824	$6,197

Net earnings
GE Financial Assurance	$376	$260
Mortgage Insurance	127	142
GE Global Insurance Holding (ERC)	120	(143)
Other Insurance	(19)	68

Total net earnings	$604	$327

Insurance revenues and net earnings increased 10% and 85%, respectively, compared with the third quarter of 2002. The increase in revenues resulted primarily from the gain on sale of GE Edison Life at GE Financial Assurance, the net effects of foreign currency translation and growth in premium revenues. ERC's growth in premium revenues associated with price increases was partially offset by volume declines associated with the more restrictive underwriting. The increase in net earnings resulted primarily from lower adverse development at ERC, the gain on sale of GE Edison Life, the net effects of foreign currency translation and growth in premium revenues. The net earnings comparison was also affected by the favorable 2002 tax settlement with the Internal Revenue Service for treatment of certain reserves for obligations to policyholders on life insurance contracts. The increase in revenues and net earnings was also partially offset by an impairment charge resulting from the planned sale of FGIC.

(19)

  All Other GECS

	Third quarter ended September 30

(Dollars in millions)	2003	2002

Revenues
IT Solutions	$124	$501
GE Equity	(2)	(206)
Other – All Other GECS	676	193

Total revenues	$798	$488

Net earnings
IT Solutions	$(2)	$(8)
GE Equity	(20)	(166)
Other – All Other GECS	(19)	(31)

Total net earnings	$(41)	$(205)

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

     Three factors explain these results:

  IT Solutions – Revenues and net earnings reflected lower volume attributable to market conditions and product line and geographic market exits.

  GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the third quarter of 2003 reflected lower losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to provide financial support to companies in its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.

  Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations. The most significant of these activities were the consolidation of certain entities in our financial statements as a result of our July 1, 2003, adoption of FIN 46; Auto Financial Services; and the U.S. Auto and Home business, which was divested during the third quarter of 2003.

(20)

B. Results of Operations – First Nine Months of 2003 Compared with First Nine Months of 2002

     Earnings before accounting changes (discussed in notes 3 and 6 to the condensed, consolidated financial statements) for the first nine months of 2003 were $5,479 million, a $944 million (21%) increase over the first nine months of 2002. Three of our four businesses – Commercial Finance, Consumer Finance and Insurance – achieved double-digit earnings growth rates.

     Acquisitions contributed $228 million to earnings in the first nine months of 2003, compared with approximately $400 million in the comparable 2002 period. For purposes of this discussion, only earnings during the first 12 months following the quarter in which the acquisition is completed are considered to be related to acquired companies.

     Total revenues increased $4,652 million (11%) to $47,761 million for the first nine months of 2003, compared with $43,109 million for the first nine months of 2002. The increase resulted primarily from the net effects of foreign currency translation and from acquisitions, primarily at Consumer Finance and Commercial Finance. Also contributing to the increase was Insurance (higher premium growth, 2002 loss events, gain on sales of GE Edison Life and the U.S. Auto and Home business); gain on sale of the Home Depot private-label credit card receivables; and the effects of adopting FIN 46. These increases were partially offset by product line and geographic market exits at IT Solutions and lower securitization gains at Consumer Finance.

     Interest expense on borrowings for the first nine months of 2003, remained flat at $7,362 million, as compared to the first nine months of 2002, reflecting the effects of higher average borrowings, offset by the effects of lower market interest rates. The average composite interest rate on our borrowings for the first nine months of 2003 was 3.56%, down from 4.08% in the first nine months of 2002.

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

     Provision for income taxes was $1,294 million for the first nine months of 2003 (an effective tax rate of 19.1%), compared with $721 million for the first nine months of 2002 (an effective tax rate of 13.7%). The higher effective tax rate primarily reflected the effects of the sale of the GE Edison Life and the U.S. Auto and Home business and the absence of a current year counterpart to the 2002 favorable tax settlements with the Internal Revenue Service.

(21)

Operating Segments

     Revenues and earnings before accounting changes, by operating segment, for the first nine months ended September 30, 2003 and 2002 are summarized and discussed below.

  Consolidated

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Commercial Finance	$13,824	$12,942
Consumer Finance	9,304	7,536
Equipment Management	3,407	3,531
Insurance	19,984	17,228
All Other GECS	1,242	1,872

Total revenues	$47,761	$43,109

Net earnings
Commercial Finance	$2,632	$2,334
Consumer Finance	1,655	1,431
Equipment Management	131	225
Insurance	1,624	938
All Other GECS	(563)	(393)

Total earnings before accounting changes	5,479	4,535
Cumulative effect of accounting changes	(339)	(1,015)

Total net earnings	$5,140	$3,520

     Following is a discussion of revenues and net earnings from operating segments for the first nine months of 2003 and 2002.

(22)

  Commercial Finance

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Commercial Equipment Financing	$3,259	$3,209
Real Estate	1,912	1,536
Corporate Financial Services (a)	1,760	1,779
Structured Finance	961	915
Aviation Services	2,135	1,992
Vendor Financial Services	3,246	3,008
Healthcare Financial Services	543	471
Other Commercial Finance	8	32

Total revenues	$13,824	$12,942

Net revenues
Total revenues	$13,824	$12,942
Interest expense	4,167	4,242

Total net revenues	$9,657	$8,700

Net earnings
Commercial Equipment Financing	$515	$473
Real Estate	719	495
Corporate Financial Services	465	459
Structured Finance	380	382
Aviation Services	358	352
Vendor Financial Services	279	237
Healthcare Financial Services	106	88
Other Commercial Finance	(190)	(152)

Total net earnings	$2,632	$2,334

	At

	9/30/03	9/30/02	12/31/02

Total assets
Commercial Equipment Financing	$50,879	$49,782	$51,757
Real Estate	27,336	29,273	29,522
Corporate Financial Services	28,502	26,188	26,897
Structured Finance	20,106	17,514	19,293
Aviation Services	32,399	28,741	30,512
Vendor Financial Services	24,522	22,272	25,518
Healthcare Financial Services	8,502	7,324	7,905
Other Commercial Finance	1,308	2,260	2,841

Total assets	$193,554	$183,354	$194,245

Financing receivables – net	$127,250	$119,413	$128,277

(a) The Commercial Finance or CF business until we renamed it on January 1, 2003.

(23)

Commercial Finance revenues and net earnings increased 7% and 13%, respectively, compared with the first nine months of 2002. The increase in revenues resulted primarily from acquisitions across substantially all businesses, higher investment gains primarily at Real Estate, and origination growth. The increase in net earnings resulted primarily from acquisitions across substantially all businesses, origination growth, higher investment gains primarily at Real Estate and growth in lower taxed earnings from international operations, partially offset by commercial aircraft impairments at Aviation Services.

  Consumer Finance

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Global Consumer Finance	$6,125	$4,759
Card Services	3,179	2,777

Total revenues	$9,304	$7,536

Net revenues
Total revenues	$9,304	$7,536
Interest expense	1,934	1,561

Total net revenues	$7,370	$5,975

Net earnings
Global Consumer Finance	$1,110	$971
Card Services	619	532
Other Consumer Finance	(74)	(72)

Total net earnings	$1,655	$1,431

	At

	9/30/03	9/30/02	12/31/02

Total assets
Global Consumer Finance	$78,614	$54,968	$58,310
Card Services	18,023	17,759	18,655

Total assets	$96,637	$72,727	$76,965

Financing receivables – net	$82,130	$60,438	$63,254

Consumer Finance revenues and net earnings increased 23% and 16%, respectively, compared with the first nine months of 2002. The increase in revenues resulted primarily from acquisitions, the net effects of foreign currency translation, origination growth and the gain on sale of Home Depot private label credit card receivables, partially offset by lower securitization activity at Card Services. The increase in net earnings resulted from growth in lower taxed earnings from international operations, the gain on sale of Home Depot

(24)

private label credit card receivables, acquisitions, the net effects of foreign currency translation and origination growth. These increases were partially offset by lower securitization activity at Card Services and increased reserve requirements.

  Equipment Management

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
Equipment Management total revenues	$3,407	$3,531

Net revenues
Total revenues	$3,407	$3,531
Interest expense	557	611

Total net revenues	$2,850	$2,920

Net earnings
Equipment Management total net earnings	$131	$225

	At

	9/30/03	9/30/02	12/31/02

Total assets
Equipment Management total assets	$23,802	$24,923	$25,222

Equipment leased to others	$10,997	$11,026	$11,285

Equipment Management revenues and net earnings decreased 4% and 42%, respectively, compared with the first nine months of 2002. The decrease in revenues resulted primarily from lower asset utilization, lower price and lower gains on asset sales related to continued defleeting activities, partially offset by the net effects of foreign currency translation. The decrease in net earnings resulted primarily from lower asset utilization, lower price and lower gains on asset sales, partially offset by lower taxes.

(25)

  Insurance

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
GE Financial Assurance	$10,340	$9,009
Mortgage Insurance	889	801
GE Global Insurance Holding (ERC)	8,644	7,068
Other Insurance	111	350

Total revenues	$19,984	$17,228

Net earnings
GE Financial Assurance	$780	$632
Mortgage Insurance	376	413
GE Global Insurance Holding (ERC)	360	(285)
Other Insurance	108	178

Total net earnings	$1,624	$938

Insurance revenues and net earnings increased 16% and 73%, respectively, compared with the first nine months of 2002. The increase in revenues resulted primarily from adjustments in 2002 to estimates of prior-year loss events at ERC, the gain on sale of GE Edison Life at GE Financial Assurance, growth in premium revenues, the net effects of foreign currency translation and higher investment gains. The growth in premium revenues was primarily attributable to the combination of price increases at ERC, origination volume at GE Financial Assurance and post acquisition revenues from acquired businesses, partially offset by a decrease in premium volume resulting from the more restrictive underwriting at ERC. The higher investment gains were primarily attributable to other-than-temporary impairments recognized in 2002, primarily related to WorldCom, Inc. bonds. The increase in net earnings resulted primarily from 2002 adjustments to estimates of prior-year loss events and lower adverse development at ERC, the gain on sale of GE Edison Life, growth in premium revenues, the net effects of foreign currency translation and higher investment gains. The increase in net earnings was partially offset by the absence of a current year counterpart to the favorable 2002 tax settlement with the Internal Revenue Service regarding treatment of certain reserves for obligations to policyholders on life insurance contracts. The increase in revenues and net earnings was also partially offset by an impairment charge resulting from the planned sale of FGIC.

(26)

  All Other GECS

	Nine months ended September 30

(Dollars in millions)	2003	2002

Revenues
IT Solutions	$368	$1,469
GE Equity	(175)	(348)
Other – All Other GECS	1,049	751

Total revenues	$1,242	$1,872

Net earnings
IT Solutions	$(43)	$(20)
GE Equity	(167)	(320)
Other – All Other GECS	(353)	(53)

Total net earnings	$(563)	$(393)

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

     Three factors explain these results:

  IT Solutions – Revenues and net earnings decreased as a result of lower volume attributable to market conditions and product line and geographic market exits.

  GE Equity – GE Equity manages equity investments in early-stage, early growth, and pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenues and net earnings during the first nine months of 2003 reflected lower losses on investments. GE Equity ceased making new investments in the fourth quarter of 2002, but continues to provide financial support to companies in its existing portfolio. The existing portfolio will be managed for maximum value over time, eventually winding down.
  Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment-aligned operations. The most significant of these activities were the consolidation of certain entities in our financial statements as a result of our July 1, 2003, adoption of FIN 46; Auto Financial Services; and the U.S. Auto and Home business, which was divested during the third quarter of 2003.

(27)

C. Statement of Financial Position

Following is an analysis of the principle changes in our financial position at September 30, 2003.

Investment securities comprise mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $118.7 billion at September 30, 2003, compared with $116.5 billion at December 31, 2002. The increase of $2.2 billion was primarily the result of $13.9 billion of investment securities held by Trinity, a group of sponsored special purpose entities. The increase was also attributable to the investments of premiums received, reinvestment of investment income and the positive performance of the equity and debt markets, net of impairments and losses, partially offset by the sale of GE Edison Life and the U.S. Auto and Home business, and the reclassification of $2.8 billion of investments to assets held for sale related to FGIC.

     We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of securities with unrealized losses at the end of the third quarter of 2003, approximately $160 million of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized for the first nine months of 2003 were $476 million.

    Gross unrealized gains and losses were $4.6 billion and $1.7 billion, respectively, at September 30, 2003, compared with $4.4 billion and $2.4 billion, respectively, at December 31, 2002, reflecting broad market improvement in 2003. We estimate that available gains, net of resulting impairment of insurance intangible assets, could be as much as $2.0 billion. The market values we use in determining unrealized gains and losses is defined by relevant accounting standards and should not be viewed as a forecast of gains or losses.

Financing Receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses increased to $220.7 billion at September 30, 2003, from $203.6 billion at December 31, 2002, as discussed in the following paragraphs. The related allowance for losses amounted to $6.1 billion at September 30, 2003, compared with $5.5 billion at December 31, 2002, representing our best estimate of probable losses inherent in the portfolio.

     A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, "delinquent" receivables are those that are 30 days or more past due, "nonearning" receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful) and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

     Commercial Finance financing receivables before allowance for losses totaled $129.6 billion at September 30, 2003, compared with $130.9 billion at December 31, 2002, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables decreased primarily as a result of securitizations and sales, partially offset by the net effects of foreign currency translation, portfolio acquisitions and origination growth. Related nonearning and reduced-earning receivables were $1.9 billion and $2.2 billion, about 1.5% and 1.7% of outstanding receivables at September 30, 2003 and December 31, 2002, respectively. Commercial Finance financing receivables are generally backed by assets and there is a broad spread

(28)

of geographic and credit risk in the portfolio. Gross write-offs were consistent at $0.9 billion for the first nine months of 2003 and 2002. Recoveries relating to those write-offs for the first nine months of 2003 were $63 million compared with $65 million for the first nine months of 2002.

     Consumer Finance financing receivables before allowance for losses, primarily installment loans, auto loans and leases, and residential mortgages, were $85.8 billion at September 30, 2003, compared with $66.0 billion at December 31, 2002. This portfolio of receivables increased as a result of acquisitions, the net effects of foreign currency translation and origination growth, partially offset by the termination of the Home Depot private label credit card contract. Nonearning consumer receivables at September 30, 2003, were $2.3 billion, about 2.7% of outstanding receivables, compared with $1.6 billion, about 2.4% of outstanding receivables at December 31, 2002. Gross write-offs for the first nine months of 2003 were $2.2 billion compared with $1.7 billion for the first nine months of 2002. Recoveries relating to those write-offs for the first nine months of 2003 improved to $482 million compared with $381 million for the first nine months of 2002, reflecting the effects of improved collection and underwriting efforts and growth in the portfolio.

     Financing receivables in Other, principally Equipment Management, amounted to $5.3 billion and $6.7 billion at September 30, 2003, and December 31, 2002, respectively, before the allowance for losses. Nonearning receivables were consistent at $0.1 billion, about 1.3% of outstanding receivables at September 30, 2003 and December 31, 2002. Gross write-offs for the first nine months of 2003 were $60 million compared with $68 million for the first nine months of 2002, and 2003 recoveries were $9 million compared with $13 million for the first nine months of 2002.

     Delinquency rates on managed Consumer Finance financing receivables were 5.62% at September 30, 2003, and 5.58% at December 31, 2002. Delinquency rates on managed Commercial Finance equipment loans and leases were 1.82% at September 30, 2003 and 1.71% at December 31, 2002.

Assets in securitization and certain other FIN 46 entities were $30.7 billion at September 30, 2003, as a result of our adopting FIN 46 on July 1, 2003. Because we have stopped transferring assets to these entities, balances will decrease as the assets repay. For more information on securitization and other FIN 46 entities see note 3.

Other Assets include investments in associated companies. At September 30, 2003, approximately $1.9 billion of investment in associated companies related to SES Global, a leading satellite company, whose carrying amount exceeded the $1.4 billion market value of our shares (based on publicly-traded share price on two European exchanges). SES Global has been profitable, and consistently has achieved positive margins and operating cash flows. The share price is near its historic low and is not widely traded. We and two other shareowners hold a majority of the outstanding equity. We intend, and are able, to hold this investment indefinitely, and we believe that it is probable that the carrying amount of our investment can be recovered from results of SES Global's operations. Thus, we believe that this investment is not other than temporarily impaired.

Liabilities in securitization and certain other FIN 46 entities were  $30.1 billion at September 30, 2003, as a result of adopting FIN 46 on July 1, 2003. For more information on securitization and other FIN 46 entities refer to note 3.

(29)

Insurance liabilities, reserves and annuity benefits were $135.0 billion at September 30, 2003, compared with $135.9 billion at December 31, 2002. The decrease of $0.9 billion resulted primarily from the sale of GE Edison Life and the U.S. Auto and Home business ($18.0 billion), partially offset by $14.0 billion of GICs issued by Trinity and increased premium volume at GE Financial Assurance and ERC. These GICs are supported by cash flows from investment securities held by Trinity and were required to be consolidated as a result of the adoption of FIN 46. The related investment securities are reported in investment securities.

D. Additional Considerations

Commercial Airlines

     Commercial aviation is an industry in which we have a significant ongoing interest. As has been widely reported, this industry has been under pressure, but has undertaken steps to reduce unused capacity and align costs. Consequently, major U.S. and European airlines, achieved moderate improvements in third quarter operations including traffic, revenues and load factors.

     At September 30, 2003, we had the following positions related to the global commercial aviation business, principally in our Commercial Finance segment:

  1,198 commercial aircraft, of which 1,195 were on lease

  $27.6 billion of loans and leases

  $2.4 billion of investment securities (total including our insurance businesses)

  $1.3 billion of funding commitments, and

  $14.5 billion (list price) of multi-year orders for various Boeing, Airbus and other aircraft. We have placement agreements with commercial airlines under which they will lease all 119 aircraft scheduled for delivery through the end of 2004 (22 aircraft in the fourth quarter of 2003).

     UAL Corp and Air Canada, the parent companies of two of our major airline customers are experiencing significant financial difficulties and both filed for reorganization in bankruptcy. UAL Corp filed for bankruptcy protection in 2002 and Air Canada filed in Canada on April 1, 2003. At the end of the third quarter of 2003, our exposure related to these airlines amounted to $3.9 billion, including loans, leases, investment securities, and commitments. Various Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. Included in this exposure is a $700 million debtor-in-possession financing commitment to Air Canada. Another major airline customer, US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002 but emerged from bankruptcy on March 31, 2003. Our financial statements include provisions for probable losses based on our best estimates of such losses.

     Commercial Finance tests the recoverability of its commercial aircraft operating lease portfolio at least annually in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(30)

    Additionally, quarterly tests are performed whenever events or changes in circumstances indicate that an aircraft's carrying amount may not be recoverable, for example, when aircraft are released or current lease terms have changed. If an aircraft is deemed to be impaired as the expected future cash flows do not meet the recoverability requirement, Commercial Finance will write the asset down to the aircraft's current fair market value as provided by independent aircraft appraisers. This impairment loss is recorded in the depreciation expense line in the statement of earnings. Commercial Finance recognized SFAS 144 impairment losses of $212 million and $98 million during the nine months ended September 30, 2003 and 2002, respectively.

Other Matters

     In August 2003, we completed the previously announced sale of our Tokyo-based GE Edison Life and U.S. Auto and Home businesses to American International Group, Inc. for approximately $2,150 million in cash following a pre-closing dividend. Before taxes and transaction costs, we realized a gain of $641 million ($260 million after taxes and transaction costs) on the sale of GE Edison Life, reported in the Insurance segment, and a gain of $54 million ($12 million after taxes and transaction costs) on the sale of the U.S. Auto and Home business, reported in All Other GECS. These gains are reported in revenues from services, other income; see note 8.

     On August 4, 2003, we announced a definitive agreement to sell a controlling interest in FGIC for cash of $1,600 million following a pre-closing dividend. After the sale, we will hold $235 million as the sole investor in FGIC convertible preferred stock as well as $65 million in FGIC common stock, about 4.5% of outstanding common shares. The transaction should close in the fourth quarter subject to regulatory approvals. At September 30, 2003, we reported FGIC as "held for sale" as follows: FGIC assets, almost entirely investment securities, amounted to $2,870 million (net of provision for losses); FGIC liabilities, mostly insurance reserves, amounted to $939 million; and equity, substantially all unrealized gains on investment securities, amounted to approximately $31 million. Our estimated loss, $182 million before tax, is reported in revenues from services, other income; see note 8.

     During the quarter ended September 30, 2003, rating agencies revised their financial strength rating for certain of our insurance operations. Counterparty credit ratings on Employers Reinsurance Corporation and affiliated non-life insurance/reinsurance entities were reduced to A+ from AA-. Concurrently, the ratings on Employers Reinsurance Corporation senior debt securities were revised to A- from A. Also, GE Mortgage Insurance Corp.'s counterparty credit and financial strength ratings were lowered from AAA / Aaa to AA /Aa2. We do not believe that these actions will materially affect our liquidity or capital resources or our ability to write future business.

E. Liquidity

     The major debt-rating agencies evaluate the financial condition of GE Capital Corporation (GE Capital), our major public borrowing entity. Factors that are important to the ratings of GE Capital include the following: cash generating ability – including cash generated from operating activities; earnings quality – including revenue growth and the breadth and diversity of sources of income; leverage ratios – such as debt to total capital and interest coverage; asset utilization, including return on assets and asset turnover ratios; and support from General Electric Company (GE). Considering those factors, the major rating agencies continue to give the highest ratings to debt of GE Capital (long term credit rating AAA/Aaa; short-term credit rating A-1+/P-1).

(31)

     One of our strategic objectives is to maintain these ratings on debt issued by GE Capital. Our Triple-A rating lowers our cost of borrowings and facilitates access to a variety of lenders. We manage our businesses in a manner consistent with maintaining these Triple-A ratings. To support the GE Capital rating, at the end of 2002, GE was contractually committed to maintain our ratios of earnings to fixed charges at GE Capital at a specified level.

     As of January 1, 2003, we extended the business-specific, market based leverage to the performance measurement of each of our financial services businesses, and consequently to the definition of segment profit. As a result, $12.5 billion of debt previously allocated to the segments was allocated to the All Other GECS segment. Our plans are to reduce the level of debt and increase equity in financial services, targeting the elimination of the non-business related debt allocated to All Other GECS by the end of 2005. Accordingly, GECS Board of Directors:

    Reduced our dividend payments to GE to 10% of operating earnings; and

    Obtained a $6.3 billion contribution of cash in 2002 from GE, of which $1.8 billion funded certain loss development at ERC.

     Proceeds from the disposition of GE Edison Life and the U.S. Auto and Home business amounted to approximately $2,150 million. Such proceeds and the pre-closing dividend of approximately $440 million were used to (i) reduce approximately $760 million of indebtedness assigned to the assets sold, (ii) reduce approximately $940 million of debt allocated to All Other GECS and (iii) dividend approximately $710 million to GE, received from GE Capital. GECS expects to dividend to GE an additional $230 million during the fourth quarter relating to the disposition of GE Edison Life and the U.S. Auto and Home business. Proceeds from further strategic dispositions will be evaluated when and if they are received, but we anticipate using at least some of those proceeds to reduce financial services debt.

     The following table compares financial services debt composition:
At September 30, 2003		At December 31, 2002

Senior Notes	56%	52%
Commercial Paper	26	31
Other – principally current portion of long-term debt	18	17

Total	100%	100%

     During the first nine months of 2003, GE Capital issued approximately $40 billion of long-term debt in U.S. and international markets. These funds were used primarily to fund maturing long-term debt, reduce the amount of commercial paper outstanding and fund new asset growth. We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets. GE Capital is the most widely-held name in those global commercial paper markets. GE Capital anticipates issuing approximately $10 billion to $15 billion of additional long-term debt using both U.S. and international markets during the remainder of 2003. The proceeds from such issuances will be used to fund maturing long-term debt, additional acquisitions and asset growth. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

(32)

    We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $56 billion of contractually committed lending agreements with highly-rated global banks and investment banks, as well as other sources of liquidity, including medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets and asset sales.

F. Off-Balance Sheet Arrangements

     We use off-balance sheet arrangements in the ordinary course of business to improve shareowner returns. One of the most common forms of off-balance sheet arrangements is asset securitization. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improved returns, these transactions serve as funding sources for a variety of diversified lending and securities transactions. They transfer selected credit risk and improve cash flows while enhancing the ability to provide a full range of competitive products for customers. Historically, we have used both sponsored and third-party entities to execute securitization transactions funded in the commercial paper and term markets. With our adoption of FIN 46 on July 1, 2003, we consolidated $36.3 billion of assets in sponsored entities and no new securitization transactions have been executed with those entities. We will continue to engage in securitization transactions with both third party conduits as well as public market term securitizations.

     Assets held by off-balance sheet securitization entities include: receivables secured by equipment, commercial real estate and other assets; credit card receivables; and trade receivables. In addition to being of high credit quality, these assets are diversified. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base. Off-balance sheet assets securitized totaled $19.0 billion and $52.1 billion at September 30, 2003 and December 31, 2002, respectively. For further information about these arrangements, see note 5.

Item 4. Controls and Procedures

     As of September 30, 2003, under direction of our Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2003, and (ii) no changes occurred during the quarter ended September 30, 2003, that materially affected, or are reasonably likely to materially affect, such internal controls.

(33)

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K
a.	Exhibits
	Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
	Exhibit 31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 99	Reconciliation of Non-GAAP Financial Measures
b.	Reports on Form 8-K during the quarter ended September 30, 2003.
No reports on Form 8-K were filed during the quarter ended September 30, 2003.

(34)

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
General Electric Capital Services, Inc. (Registrant)
October 31, 2003	/s/ Philip D. Ameen

Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(35)