Form 10-K
period 2003-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2004-03-02
CIK 797463

þUNITED STATES SECURITIES AND EXCHANGE COMMISSION

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

_____________________________ Commission file number 0-14804 _____________________________

General Electric Capital Services, Inc. (Exact name of registrant as specified in charter)

Delaware		06-1109503

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

260 Long Ridge Road, Stamford, Connecticut	06927	203/357-4000

(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered

7 1/2% Guaranteed Subordinated Notes Due August 21, 2035		New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of each class
Common Stock, par value $1,000 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter:  None.

At February 27, 2004, 1,064 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2003 are incorporated by reference into Part IV hereof.

Item 1. Business – Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation for the year ended December 31, 2003 is incorporated by reference into Part I hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

(2)

PART I

Item 1. Business.

GENERAL ELECTRIC CAPITAL SERVICES, INC.

General Electric Capital Services, Inc. (GECS) was incorporated in 1984 in Delaware. All of our outstanding common stock is owned, directly or indirectly, by General Electric Company (GE Company or GE). Our two principal subsidiaries conduct most of GE Company's financial services operations. Those subsidiaries, which we wholly own, are General Electric Capital Corporation (GE Capital or GECC) and GE Global Insurance Holding Corporation (GE Global Insurance Holding), the parent of Employers Reinsurance Corporation (ERC).

     Our principal executive offices are at 260 Long Ridge Road, Stamford, Connecticut 06927 (Telephone number (203) 357-4000). At December 31, 2003, our employment totaled approximately 87,000.

     Our financial information, including filings with the U. S. Securities and Exchange Commission (SEC), is available at www.ge.com/en/company/investor/secfilings.htm. Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT, 06828-0001. Alternatively, reports filed with the SEC may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at www.sec.gov.

GENERAL ELECTRIC CAPITAL CORPORATION

GE Capital was incorporated in 1943 as successor to a 1932 company in the State of New York under the provisions of the New York Banking Law relating to investment companies. GE Company contributed all of GE Capital's stock to us in June 1984 upon its formation. On July 2, 2001, GE Capital changed its state of incorporation to Delaware. Financing and services offered by GE Capital are diversified, a significant change from the original business of GE Capital, that is, financing distribution and sale of consumer and other GE Company products. GE Company manufactures few of the products financed by GE Capital.

     GE Capital operates in four key operating segments described below. These operations are subject to a variety of regulations in their respective jurisdictions.

     Services of GE Capital are offered primarily in the United States, Canada, Europe and the Pacific Basin. GE Capital's principal executive offices are at 260 Long Ridge Road, Stamford, Connecticut 06927-1600. At December 31, 2003, GE Capital employment totaled approximately 83,700.

GE GLOBAL INSURANCE HOLDING CORPORATION

GE Global Insurance Holding, together with its affiliates, operates in the Insurance segment described below and its operations are regulated by insurance and other regulators.

     GE Global Insurance Holding and its affiliates conduct business throughout the world using a network of local offices. GE Global Insurance Holding's principal executive offices are at 5200 Metcalf Avenue, Overland Park, Kansas 66201-1391. At December 31, 2003, GE Global Insurance Holding's employment totaled approximately 3,300.

(3)

OPERATING SEGMENTS

Refer to Item 7, "Management's Discussion and Analysis of Results of Operations," in this Annual Report on Form 10-K for a discussion of our principal businesses by operating segment. Item 1. Business - Property and Casualty Reserves for Unpaid Claims and Claim Expenses, which is set forth in the Annual Report on Form 10-K of GE Global Insurance Holding for the year ended December 31, 2003, is incorporated herein by reference.

COMMERCIAL FINANCE

Commercial Finance (29.4%, 30.3% and 26.8% of total revenue in 2003, 2002 and 2001, respectively) offers an array of financial services worldwide. With particular expertise in the mid-market segment, we offer loans, leases, and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets including industrial facilities and equipment, energy-related facilities, commercial and residential real estate, vehicles, aircraft, and equipment used in construction, manufacturing, data processing and office applications, electronics and telecommunications, and healthcare. As further discussed on page 18, we acquired the commercial inventory financing business of Deutsche Financial Services and the structured finance business of ABB in 2002, and as discussed in note 23, most of the commercial lending business of Transamerica Finance Corporation in January 2004.

     We operate in a highly competitive environment and are subject to competition from a variety of financial institutions including commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Industry participants compete on the basis of interest rates and fees as well as deal structures and credit terms. Profitability is affected not only by broad economic conditions that impact customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risk. Important factors to continued success include maintaining strong risk management systems, customer and industry specific knowledge, diverse portfolios, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the reduction of costs through technology and productivity.

     Our headquarters are located in Stamford, Connecticut with offices throughout the United States and in Canada, Latin America, Europe, and Asia Pacific.

     Our activities are conducted through the principal businesses described below. For further information about revenues, net earnings, and assets for these businesses, see page 17.

Real Estate

Real Estate funds the direct acquisition, refinancing and renovation of real estate assets, and purchases equity investments in real estate properties. Real Estate loans generally are intermediate-term senior and subordinated fixed and floating-rate and are secured by existing income-producing commercial properties. Our business also includes the origination and term securitization within one year of low loan to value loans. We invest in and provide restructuring financing for portfolios of real estate, mortgage loans, limited partnerships and tax-exempt bonds. Additionally, we invest in equity positions in a diversified portfolio of real estate assets via direct real estate ownership and joint venture interests. Property types include multi-family housing, self-storage facilities, warehouses, parking facilities, retail centers, senior assisted living facilities and office properties.

(4)

Aviation Services

Aviation Services is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders and investors. Financial products include leases, aircraft purchasing and trading, loans, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

     Commercial aviation is an industry in which we have a significant ongoing interest. As has been widely reported, this industry has been under pressure, but has undertaken steps to reduce unused capacity and align costs. Consequently, during 2003, major United States and European airlines achieved moderate improvements in operations including traffic, revenues and load factors. Aviation Services, which owned 1,239 commercial aircraft at December 31, 2003, had 1,236 on lease despite pressure on the industry. Regional jets, with capacity for 50-90 passengers, have had a significant effect on the commercial aviation industry in recent years. These jets have enabled airlines to replace less efficient equipment, both turboprop and older, narrow-bodied jets. At December 31, 2003, the Aviation Services fleet included 278 regional jets, diversifying total aircraft holdings. Aviation Services believes that it continues to offer a suitable range of equipment that is attractive to the industry. See page 35 for further discussion of the risks and exposure to the Commercial Aviation industry.

Commercial Equipment Financing

Commercial Equipment Financing finances manufacturing equipment, facilities, construction and office equipment, corporate aircraft, franchises, trucks and trailers and a wide variety of other equipment. We also furnish customers with direct-source tax-exempt finance programs, as well as lease and sale/leaseback offerings. Customers include manufacturers, distributors, dealers, end-users, and municipalities. We also maintain an asset management operation that redeploys off lease and repossessed equipment and other assets.

Corporate Financial Services

Corporate Financial Services provides equity, revolving and term debt used by customers to finance acquisitions, business expansion, refinancings, recapitalizations and other special situations. Customers are owners, managers and buyers of both public and private companies, principally manufacturers, distributors, retailers and diversified service providers. Our industry specialists concentrate on the retail, and media and communications industries. We also provide senior debt, subordinated debt and bridge financing to buyout and private equity firms.

Structured Finance

Structured Finance provides equity, debt and structured investments to its customers, primarily in the global energy, telecommunications, industrial and transportation sectors. Financial services and products include corporate finance, acquisition finance and project finance. Products include a variety of debt and equity instruments, as well as structured transactions, including leases and partnerships.

Vendor Financial Services

Vendor Financial Services provides financial services to equipment manufacturers and dealers/distributors in a variety of industries including office equipment, industrial equipment, information technology equipment, motor sports and marine equipment, recreational vehicles and telecommunications equipment. We offer distribution financing programs, sales financing and trade payables services, including inventory financing, accounts receivable

(5)

financing, formula based lending, private label financing, rental finance, and warranty and collateral management services.

Healthcare Financial Services

Healthcare Financial Services is exclusively directed to the special needs of the global healthcare industry. We bring a comprehensive set of financial products and services to that market, including financing for equipment, information technology systems, real estate, acquisitions, recapitalizations, turnarounds, and working capital needs. We also provide tax-exempt financing for non-profit hospitals, vendor financing programs for medical equipment suppliers, and equity capital for medical real estate investments. We serve healthcare companies of all sizes across a wide range of sectors. Customers include hospitals and health systems; physician practices; outpatient diagnostic and treatment centers; skilled nursing and assisted living facilities; medical device manufacturers, life science companies, and other suppliers of products and services to the healthcare sector.

CONSUMER FINANCE

Consumer Finance (20.0%, 17.5% and 16.2% of total revenue in 2003, 2002 and 2001, respectively) is a leading provider of credit products and services to consumers, retailers and auto dealers in 38 countries. We offer a broad range of financial products, including private-label credit cards, personal loans, bank cards, auto loans, leases and inventory financing, residential mortgages, corporate travel and purchasing cards, debt consolidation, home equity loans, and credit insurance. As further discussed on page 20, we acquired First National Bank and the retail sales unit of Conseco Finance Corp. as part of our continued global expansion.

     Our operations are subject to a variety of bank and consumer protection regulations, including data privacy. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers' captive finance companies, and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks of declining retail sales, changes in interest and currency exchange rates, and increases in personal bankruptcy filings.

     Our headquarters are in Stamford, Connecticut and our operations are located principally in the United States, and in Europe, Asia, Latin and South America, Australia and New Zealand.

     Our activities are conducted through the principal businesses described below. For further information about principal revenues, net earnings, and assets for these businesses, see page 19.

Global Consumer Finance

Global Consumer Finance is a leading provider of financial products and services to retailers, auto dealers, and consumers outside of North America. We provide private-label credit cards and proprietary credit services to retailers in Europe, Asia Pacific and, to a lesser extent, Latin and South America. We also provide a variety of direct-to-consumer credit programs such as personal loans, bank cards, auto loans and leases, residential mortgages, debt consolidation, home equity loans and the distribution of credit insurance. Our customers include retailers such as Tesco, Coles Myer and Wal-Mart.

(6)

Card Services

Card Services is a leading provider of sales financing services to North American retailers in a broad range of consumer industries. Product offerings include customized private-label credit card solutions for retailers such as JC Penney, ExxonMobil, Wal-Mart, Sam's Club, Macy's and Lowe's. Product offerings also include personal loans, home equity loans, business credit services, and corporate travel and purchasing cards.

EQUIPMENT MANAGEMENT

Equipment Management (7.3%, 8.1% and 8.3% of total revenue in 2003, 2002 and 2001, respectively) helps customers manage, finance and operate a wide variety of business equipment worldwide. We provide rentals, leases, sales, asset management services and loans for portfolios of commercial and transportation equipment, including tractors, trailers, auto fleets, railroad rolling stock, intermodal shipping containers and modular space units.

           Our operations are conducted in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon the ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset utilization and effectively manage credit risk. In addition, we seek to understand and deliver unique product and service offerings to our customers in the most efficient and cost effective manner. In September 2003, we acquired the assets of CitiCapital Fleet Services.

     Our headquarters are located in Stamford, Connecticut with offices throughout the United States and in Canada, Mexico, Europe and Asia Pacific.

INSURANCE

Insurance (40.8%, 39.7% and 40.6% of total revenue in 2003, 2002 and 2001, respectively) offers a broad range of insurance and investment products that help consumers create and preserve personal wealth, protect assets and enhance their life styles. For lenders and investors, it protects against the risks of default on low-down-payment mortgages. For businesses, we provide reinsurance and primary commercial insurance products to insurance companies, Fortune 100 companies, self-insurers and healthcare providers. Through December 2003, for state and local governments and other public entities, we offered financial guarantees for a variety of debt securities.

     In November 2003 GE announced its intent for an initial public offering (IPO) of a new company, Genworth Financial, Inc. (Genworth), comprising most of our life and mortgage insurance businesses. We plan to sell approximately one-third of Genworth's equity in the IPO, and we expect (subject to market conditions) to reduce our ownership over the next three years as Genworth transitions to full independence. We commenced the IPO process in January 2004 and expect to complete the IPO in the first half of the year, subject to market conditions and receipt of various regulatory approvals.

     Our headquarters are located in Richmond, Virginia with offices throughout the United States and in Canada, Europe, Latin America, Australia, and Asia Pacific.

     Our activities are conducted through the principal businesses described below. For further information about revenues and net earnings for these businesses, see page 21.

(7)

GE Financial Assurance

GE Financial Assurance provides a wide variety of insurance, protection and asset management products to help consumers achieve financial security at every stage of life. Our strategy is to provide dependable products to address consumer needs for wealth accumulation, retirement income, personal protection, and wealth transfer. We distribute these products through a family of regulated insurance affiliates. Our principal product lines in North America are annuities (deferred and immediate, fixed and variable); life insurance (universal, term, ordinary and group); guaranteed investment contracts (including funding agreements); long-term care insurance; supplementary accident and health insurance; and consumer club memberships. Principal European product lines and services are payment protection insurance (designed to protect consumers' loan repayment obligations) and personal investment products. Product distribution in North America and Europe is accomplished primarily through four channels: intermediaries (brokerage general agencies, banks and securities brokerage and financial planning firms); dedicated sales forces and financial advisors; worksite distribution; and direct and affinity marketing. During 2003, (consistent with GE's announced intent to redirect capital to different lines of business) GE Financial Assurance sold its Japanese life insurance business.

            Consolidation in the financial services industry will create fewer but larger competitors. We believe the principal competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service. We believe that we are well positioned in the current competitive environment and will benefit from a number of significant demographic, governmental and market trends, including an aging United States population with growing retirement income needs, and an increasing life and lifestyle protection gap.

            Many of our activities are regulated by a variety of insurance and other regulators. Our headquarters are in Richmond, Virginia.

Mortgage Insurance

Mortgage Insurance offers mortgage insurance products that facilitate homeownership by enabling borrowers to buy homes with low-down-payment mortgages. These products also aid financial institutions in managing their capital efficiently by reducing the capital required for low-down-payment mortgages. We also have leading mortgage insurance operations in Canada, Australia and the U.K. and a growing presence in Continental Europe.

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

     During 2003, General Electric Mortgage Insurance Corporation (GEMICO), requested that its financial strength ratings be lowered from AAA/Aaa to AA/Aa2 positioning our United States business to operate at lower capital levels. This change improves our capital efficiency and return on equity while retaining a conservative risk-to-capital ratio.

(8)

GE Global Insurance Holding (Employers Reinsurance Corporation)

Through our principal insurance and reinsurance company affiliates – Employers Reinsurance Corporation, GE Reinsurance Corporation, the GE Frankona Group and the Medical Protective Corporation – we write substantially all lines of reinsurance (where the insured party is another insurance company) and select lines of direct property and casualty insurance (where the insured party is a non-insurance company or an individual).

            The reinsurance operations include the reinsurance of property and casualty risks written by more than 1,000 insurers around the world. Direct insurance operations are focused on niche lines of business, principally medical malpractice coverage for physicians and dentists, medical professional liability for hospitals, errors and omissions coverage for insurance agents and brokers, professional liability insurance for attorneys, excess indemnity for self-insurers of medical benefits and excess workers' compensation for self-insurers. The life reinsurance affiliates are engaged in the reinsurance of life insurance products, including term, whole and universal life, annuities, certain health-related coverages and the provision of financial reinsurance to life insurers. During 2003, we announced our intent to scale back on life reinsurance operations to improve overall returns and we ceased writing new life reinsurance business in the United States and sold our United States life reinsurance business – ERC Life Reinsurance Corporation.

            In our opinion, we compete in the reinsurance marketplace principally on the basis of our expertise, relationships, financial strength, price and creativity in developing customized solutions to customer needs. Within the direct insurance marketplace, we believe we compete principally on the basis of our product offerings, established relationships with customers and key distribution partners, price and ease of doing business.

           Employers Reinsurance Corporation is one of the largest competitors in its marketplace. Our property and casualty reinsurance operations are ranked fifth in the world in terms of net premiums written and we compete with the world's largest reinsurers as well as dozens of smaller niche competitors. Our life reinsurance operations are ranked in the top four life reinsurers in the world.

           Maintaining strong financial strength ratings is an important factor in remaining competitive in both the reinsurance and direct insurance markets in which we compete. During 2003, certain external credit rating agencies announced the lowering of financial strength ratings with respect to GE Global Insurance Holding and subsidiaries, citing poor recent operating performance as the principal factor. Rating agencies took similar actions to lower the ratings of many insurers and reinsurers in recent years. Debt ratings for GE Global Insurance Holding affect $1.7 billion of outstanding debt. While these ratings were lowered in 2003, they remain investment grade. We do not believe these actions will materially affect GE Global Insurance Holding liquidity or capital resources or the ability to write future business.

ALL OTHER GECS

All Other GECS includes activities and businesses that we do not measure within one of the four operating segments.  A description of All Other GECS principal businesses follows. For further information about revenues and net earnings for these businesses, see page 23.

(9)

IT Solutions

IT Solutions is a provider of a broad array of information technology services and products, including full life cycle services that provide customers with cost-effective control and management of their information systems. Services offered include remote network/server/security monitoring and management, client support covering asset management, help desk and desk side support, as well as program management and professional services for the security, network, server and storage environments.   Products offered include desktop personal computers, client server systems, UNIX systems, local and wide area network hardware, and software.  IT Solutions serves commercial, educational and governmental customers in the United States and Canada. During 2003, IT Solutions sold its business units in Europe.

Competition in information technology services and products is very active and comes from a number of principal manufacturers and other distributors and resellers. Markets for services and products are highly price competitive. Additionally, many information technology product manufacturers are bypassing traditional information technology resellers in favor of direct manufacturer relationships with the ultimate end-users. IT Solutions' headquarters are in Erlanger, Kentucky.

GE Equity

GE Equity manages equity investments in early-stage, early-growth, pre-IPO companies. This portfolio consists primarily of direct investments in convertible preferred and common stocks in both public and private companies; we also participate in certain investment limited partnerships. The portfolio includes investments in the technology and communications, media and entertainment, business services, financial services and healthcare sectors. The portfolio is geographically diversified with investments located throughout the United States, as well as in Europe, Asia and Latin America. We ceased making new investments in 2002, but continue to provide financial support to companies in its portfolio which will be managed for maximum value over time, eventually liquidating. Headquarters are in Stamford, Connecticut.

American Communications

American Communications (Americom) engaged primarily as a satellite service supplier to a diverse array of customers, including the broadcast and cable TV industries, as well as broadcast radio. It also supplied integrated communications services for government and commercial customers. We also operated communications satellites and maintained a supporting network of earth stations, central terminal offices, and telemetry, tracking and control facilities. On November 9, 2001, we exchanged our satellite operations, comprising the stock of Americom and other related assets and liabilities, for a combination of cash and 31% of the publicly-traded stock of SES Global, a leading satellite company, in order to create the world's largest satellite services provider. Our investment in SES Global is accounted for on the equity method within Commercial Finance.

(10)

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

FORWARD-LOOKING STATEMENTS

This document includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will" or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance. Forward-looking statements are based on management's current expectations and assumptions which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially from these expectations and assumptions due to changes in global political, economic, business, competitive, market regulatory and other factors.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. Business.

Item 3. Legal Proceedings.

We are not involved in any material pending legal proceedings.

(11)

Item 4. Submission of Matters to a Vote of Security Holders.

Not required by this form.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

See note 16 to the consolidated financial statements. Our common stock is owned entirely by GE Company and an affiliate and, therefore, there is no trading market in such stock.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

	Years ended December 31

(In millions)	2003	2002	2001	2000	1999

Revenues	$64,279	$58,699	$58,856	$66,709	$56,269

Earnings before accounting changes	7,754	4,626	5,586	5,192	4,443
Cumulative effect of accounting changes	(339)	(1,015)	(169)	–	–

Net earnings	7,415	3,611	5,417	5,192	4,443

Return on average shareowner's equity	18.74%	14.91%	22.47%	24.15%	22.55%
GECS ratio of earnings to fixed charges	1.87	1.35	1.62	1.61	1.62
GECC ratio of debt to equity	6.20:1	6.58:1	7.31:1	7.53:1	8.44:1

Financing receivables – net	$226,029	$198,060	$172,346	$141,631	$132,253

Total assets	554,526	489,828	425,484	370,636	345,018

Short-term borrowings	132,988	130,126	160,844	123,992	129,259
Long-term senior notes	161,278	139,573	77,920	80,383	69,770
Long-term subordinated notes	1,262	1,263	1,171	996	996
Minority interest	4,701	4,445	4,267	3,968	4,391
Shareowner's equity	45,308	36,929	28,590	23,022	20,321
Insurance premiums written	18,602	16,999	15,843	16,461	13,624

(12)

Item 7. Management's Discussion and Analysis of Results of Operations.

OPERATIONS

We present Management's Discussion of Operations in three parts: Overview of Our Earnings from 2001 through 2003, Segment Operations and International Operations.

     In the accompanying analysis of financial information, we sometimes refer to data derived from consolidated financial information but not required by U.S. generally accepted accounting principles (GAAP) to be presented in financial statements. Certain of these data are considered "non-GAAP financial measures" under the U.S. Securities and Exchange Commission (SEC) regulations; those rules require the supplemental explanation and reconciliation provided on page 39.

ON JANUARY 1, 2004, WE SIMPLIFIED OUR ORGANIZATION. We will achieve lower costs of operations in platforms that will accommodate our future growth. The segments most affected by this change follow:

•     Commercial Finance – the combination of Commercial Finance and the Fleet Services business that was previously part of Equipment Management

•     Equipment and Other Services – the combination of Equipment Management and the former All Other GECS segments

Results for 2003 in this financial section are reported on the same basis in effect in 2003.

     GE announced in November 2003 its intent for an initial public offering (IPO) of a new company, Genworth Financial, Inc. (Genworth), comprising most of our life and mortgage insurance businesses. We plan to sell approximately one-third of Genworth's equity in the IPO, and we expect (subject to market conditions) to reduce our ownership over the next three years as Genworth transitions to full independence. We commenced the IPO process in January 2004 and expect to complete the IPO in the first half of the year, subject to market conditions and receipt of various regulatory approvals.

     See the Segment Operations section on page 15 for a more detailed discussion of our businesses.

Overview of Our Earnings from 2001 through 2003

The global economic environment must be considered when evaluating our 2001 to 2003 results. Important factors for us included slow global economic growth, a mild U.S. recession that did not cause significantly higher credit losses, lower global interest rates and distinct developments in two industries that are significant to us (property and casualty insurance and commercial aviation).  As you will see in detail in the following pages, our diversification and risk management strategies reduced the earnings effects of many of the significant developments of the last three years. Our results were affected by a combination of factors, both positive and negative, as follows:

•     At Employers Reinsurance Corporation (ERC), we, like most of the reinsurance industry, faced volatility throughout the period. We are now confident we have worked through our historical underwriting mistakes. But in 2002 we recognized losses on our 1997-2001 business, increasing loss reserves by $3.5 billion, resulting in a loss of $1.8 billion in 2002, a decline of $1.9 billion from 2001. In 2003, our turnaround

(13)

     efforts started to pay off. We realized benefits from improved ERC operations and ERC earnings rebounded by $2.3 billion to a profit of $0.5 billion.

•     Commercial and Consumer Finance at 47% and 85% of consolidated three-year revenues and earnings before accounting changes, respectively, are large, profitable growth businesses in which we continue to invest with confidence. In a challenging economic environment, these businesses grew earnings by $0.9 billion in 2003 and $0.6 billion in 2002. Solid core growth, disciplined risk management and successful acquisitions have delivered these strong results.

•     Equipment Management is economically sensitive and consequently was affected adversely by the U.S. recession and by slow global growth in developed countries. Even in the difficult environments it faced, this business continued to succeed in its primary role, to generate cash. Higher capacity, in combination with declining or weak volume growth in many industries served by this business, resulted in fierce competitive price pressures. Earnings declined $0.2 billion over this period.

Other factors that were important to our recent earnings performance included gains on the sale of Americom ($0.6 billion) in 2001; favorable tax settlements with the U. S. Internal Revenue Service (IRS) in 2002 ($0.3 billion); as well as gains on the sale of certain of our Insurance businesses ($0.3 billion) in 2003.

     Acquisitions affected our operations and contributed $2.3 billion, $3.7 billion and $1.5 billion, respectively, to each of the last three-year's consolidated revenues. Our consolidated net earnings in 2003, 2002 and 2001 included approximately $0.3 billion, $0.4 billion and $0.2 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible and only revenues and earnings during the first 12 months following the quarter in which we complete the acquisition are attributed to such businesses.

     Significant matters in our Statement of Earnings, page 41, are explained below.

INTEREST EXPENSE ON BORROWINGS was $9.9 billion in 2003 and 2002, compared with $10.6 billion in 2001. Changes over the three year period reflected the effects of lower interest rates, partially offset by the effects of higher average borrowings of $279.7 billion, $250.1 billion and $212.2 billion in 2003, 2002 and 2001, respectively, used to finance asset growth and acquisitions. The average composite effective interest rate was 3.5% in 2003, compared with 4.1% in 2002 and 5.1% in 2001. In 2003, average assets of $521.6 billion were 15% higher than in 2002, which in turn were 18% higher than in 2001. See page 29 for a discussion of interest rate risk management.

INCOME TAXES on earnings before accounting changes were 15.8% in 2003, negative 1.7% in 2002 and 19.8% in 2001. The increase from 2002 to 2003 reflected the absence of a current year counterpart to the 2002 pre-tax loss at ERC and the IRS settlements discussed below, as well as lower pre-tax losses at GE Equity, partially offset by an approximately three percentage point decrease due to the 2003 pre-tax loss and tax benefit on the disposition of shares of ERC Life Reinsurance Corporation (ERC Life). See note 13.

     Our 2002 effective tax rate reflected pre-tax losses at ERC and GE Equity, the effects of lower taxed earnings from international operations and favorable tax settlements with the IRS. Pre-tax losses of $2.9 billion at ERC and $0.6 billion at GE Equity reduced our effective tax rate by approximately 17 percentage points.

(14)

     During 2002, as a result of revised IRS regulations, we reached a settlement with the IRS allowing the deduction of previously realized losses associated with the prior disposition of Kidder Peabody. Also during 2002, we reached a settlement with the IRS regarding the treatment of certain reserves for obligations to policyholders on life insurance contracts in the GE Financial Assurance business. See note 13.

SEGMENT OPERATIONS

REVENUES AND SEGMENT PROFIT FOR OPERATING SEGMENTS are shown on page 16. As discussed in our 2002 Annual Report on Form 10-K, effective January 1, 2003, we made changes to the way we report our segments, including the use of business specific, market-based leverage in measuring performance of our financial services businesses. Prior year information has been reclassified to conform to the 2003 presentation. For additional information, including a description of the products and services included in each segment, see page 4.

     Segment profit is determined based on internal performance measures used by our Chairman to assess the performance of each business in a given period. In connection with that assessment, the Chairman may exclude matters such as charges for restructuring; rationalization and other similar expenses; certain gains/losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team.

     Revenues and earnings before accounting changes, by operating segment, for the past three years are summarized and discussed below. For purposes of this discussion, earnings before accounting changes is referred to as net earnings, which excludes goodwill amortization and accounting changes.

(15)

CONSOLIDATED

For the years ended December 31 (In millions)	2003	2002	2001

REVENUES
Commercial Finance	$18,869	$17,781	$15,759
Consumer Finance	12,845	10,266	9,508
Equipment Management	4,707	4,766	4,904
Insurance	26,194	23,296	23,890
All Other GECS	1,664	2,590	4,795

Total revenues	$64,279	$58,699	$58,856

NET EARNINGS
Commercial Finance	$3,765	$3,189	$2,788
Consumer Finance	2,161	1,799	1,602
Equipment Management	172	313	377
Insurance	2,102	(95)	1,879
All Other GECS	(446)	(580)	(508)

Total earnings before accounting changes	7,754	4,626	6,138
Cumulative effect of accounting changes	(339)	(1,015)	(169)

Total net earnings	7,415	3,611	5,969
Amortization of goodwill	–	–	(552)

Total net earnings – as reported	$7,415	$3,611	$5,417

(16)

COMMERCIAL FINANCE

(In millions)	2003	2002	2001

REVENUES
Real Estate	$2,386	$2,124	$1,886
Commercial Equipment Financing	4,494	4,539	4,212
Corporate Financial Services	2,467	2,350	1,758
Structured Finance	1,423	1,243	1,093
Aviation Services	2,881	2,694	2,173
Vendor Financial Services	4,456	4,130	3,954
Healthcare Financial Services	735	665	372
Other Commercial Finance	27	36	311

Total revenues	$18,869	$17,781	$15,759

NET REVENUES
Total revenues	$18,869	$17,781	$15,759
Interest expense	5,577	5,753	5,754

Total net revenues	$13,292	$12,028	$10,005

NET EARNINGS
Real Estate	$834	$650	$528
Commercial Equipment Financing	817	719	640
Corporate Financial Services	675	599	384
Structured Finance	576	488	399
Aviation Services	506	454	497
Vendor Financial Services	432	369	332
Healthcare Financial Services	153	122	37
Other Commercial Finance	(228)	(212)	(29)

Total net earnings	$3,765	$3,189	$2,788

December 31 (In millions)	2003	2002

TOTAL ASSETS
Real Estate	$27,767	$29,522
Commercial Equipment Financing	53,273	51,757
Corporate Financial Services	29,646	26,897
Structured Finance	21,309	19,293
Aviation Services	33,271	30,512
Vendor Financial Services	24,855	25,518
Healthcare Financial Services	8,367	7,905
Other Commercial Finance	5,495	2,841

Total assets	$203,983	$194,245

Financing receivables – net	$130,129	$128,277

(17)

Commercial Finance revenues and net earnings increased 6% and 18%, respectively, compared with 2002. The increase in revenues resulted primarily from acquisitions across substantially all businesses ($0.9 billion), higher investment gains at Real Estate ($0.1 billion) and origination growth, partially offset by lower securitization activity at Commercial Equipment Financing ($0.1 billion). The increase in net earnings resulted primarily from origination growth, acquisitions across substantially all businesses ($0.2 billion), higher investment gains at Real Estate as a result of the sale of properties and our investments in Regency Centers and Prologis ($0.1 billion), lower credit losses ($0.1 billion) resulting from continued improvement in overall portfolio credit quality as reflected by lower delinquencies and nonearning receivables, and growth in lower taxed earnings from international operations ($0.1 billion).

     The most significant acquisitions affecting Commercial Finance 2003 results were the commercial inventory financing business of Deutsche Financial Services and the structured finance business of ABB, both of which were acquired during the fourth quarter of 2002. These two acquisitions contributed $0.5 billion and $0.1 billion to 2003 revenues and net earnings, respectively.

     The 2002 increase in revenues of 13% principally reflected acquisitions and increased originations across substantially all businesses, partially offset by reduced market interest rates and lower securitization activity at Corporate Financial Services and Commercial Equipment Financing. The 2002 net earnings increase of 14% primarily reflected acquisitions ($0.4 billion) and origination growth, productivity across all businesses and growth in lower taxed earnings from international operations, partially offset by increased credit losses and lower securitization activity at Corporate Financial Services and Commercial Equipment Financing.

     See All Other GECS on page 24 for a discussion of items not allocated to this segment.

(18)

CONSUMER FINANCE

(In millions)	2003	2002	2001

REVENUES
Global Consumer Finance	$8,502	$6,489	$5,561
Card Services	4,343	3,777	3,947

Total revenues	$12,845	$10,266	$9,508

NET REVENUES
Total revenues	$12,845	$10,266	$9,508
Interest expense	2,696	2,143	2,179

Total net revenues	$10,149	$8,123	$7,329

NET EARNINGS
Global Consumer Finance	$1,478	$1,224	$1,034
Card Services	781	670	669
Other Consumer Finance	(98)	(95)	(101)

Total net earnings	$2,161	$1,799	$1,602

December 31 (In millions)	2003	2002

TOTAL ASSETS
Global Consumer Finance	$87,387	$58,310
Card Services	19,143	18,655

Total assets	$106,530	$76,965

Financing receivables – net	$90,693	$63,254

Consumer Finance revenues increased 25% in 2003, a result of acquisitions ($1.1 billion), the net effects of the weaker U.S. dollar ($0.7 billion), origination growth as a result of continued global expansion and the premium on the sale of The Home Depot private label credit card receivables ($0.1 billion). Net earnings increased 20% in 2003 as a result of origination growth, growth in lower taxed earnings from international operations, the premium on the sale of The Home Depot private label credit card receivables ($0.1 billion) and acquisitions. These increases were partially offset by lower securitization activity at Card Services ($0.2 billion) and lower earnings in Japan, principally as a result of increased personal bankruptcies.

(19)

     The most significant acquisitions affecting Consumer Finance 2003 results were First National Bank, which provides mortgage and sales finance products in the United Kingdom, and the retail sales finance unit of Conseco Finance Corp., both of which were acquired during the second quarter of 2003. These businesses contributed $0.7 billion and $0.1 billion to 2003 revenues and net earnings, respectively.

     Revenues increased in 2002 primarily as a result of acquisitions ($0.8 billion) and increased international originations, partially offset by lower securitization activity at Card Services ($0.4 billion). Net earnings increased 12% in 2002, as a result of origination growth, acquisitions ($0.1 billion), growth in lower taxed earnings from international operations and productivity benefits, partially offset by lower securitization activity at Card Services ($0.1 billion).

     See All Other GECS on page 24 for a discussion of items not allocated to this segment.

EQUIPMENT MANAGEMENT

(In millions)	2003	2002	2001

REVENUES	$4,707	$4,766	$4,904

NET REVENUES
Total revenues	$4,707	$4,766	$4,904
Interest expense	741	812	905

Total net revenues	$3,966	$3,954	$3,999

NET EARNINGS	$172	$313	$377

December 31 (In millions)	2003	2002

TOTAL ASSETS	$25,469	$25,222

Equipment leased to others	$12,482	$11,285

Equipment Management revenues and net earnings decreased 1% and 45%, respectively, in 2003 compared with 2002. The decrease in revenues resulted primarily from lower asset utilization and lower prices ($0.2 billion), an effect of industry-wide excess equipment capacity reflective of current economic conditions in the road and rail transportation sector. Also contributing to the decrease were $0.1 billion lower gains on asset sales related to our continuing strategy to optimize fleet mix, age and size. These decreases were substantially offset by the net effects of the weaker U.S. dollar ($0.3 billion) and the results of acquisitions. The decrease in net earnings resulted primarily from lower asset utilization, lower price and lower gains on asset sales.

(20)

     Equipment Management experienced business-wide declining utilization rates throughout 2002, resulting in both lower revenues and lower earnings. Equipment Management realized productivity benefits in 2002, partially offsetting lower utilization rate's effect on earnings.

     See All Other GECS on page 24 for a discussion of items not allocated to this segment.

INSURANCE

(In millions)	2003	2002	2001

REVENUES
GE Financial Assurance	$13,130	$12,317	$12,826
Mortgage Insurance	1,293	1,090	1,075
GE Global Insurance Holding (ERC)	11,600	9,432	9,453
Other Insurance	171	457	536

Total revenues	$26,194	$23,296	$23,890

NET EARNINGS
GE Financial Assurance	$918	$934	$1,088
Mortgage Insurance	564	538	500
GE Global Insurance Holding (ERC)	481	(1,794)	78
Other Insurance	139	227	213

Total net earnings	$2,102	$(95)	$1,879

Insurance revenues increased $2.9 billion (12%) in 2003 on increased premium revenues ($2.2 billion), a gain of $0.6 billion on sale of GE Edison Life Insurance Company (Edison Life) by GE Financial Assurance, higher investment income ($0.4 billion) and the net effects of the weaker U.S. dollar ($0.7 billion). The premium revenue increase reflected continued favorable pricing at ERC ($0.5 billion), net volume growth in certain ERC and GE Financial Assurance businesses ($0.8 billion), absence of prior year loss adjustments ($0.4 billion), adjustment of current year premium accruals to actual ($0.3 billion) and lower levels of ceded premiums resulting from a decline in prior year ERC loss events ($0.1 billion). Partial revenue offsets resulted from absence of revenues following the sale of Edison Life ($0.7 billion) and a $0.2 billion loss on the disposition of Financial Guaranty Insurance Company (FGIC) at the end of 2003. Revenues decreased 2% in 2002, principally the result of ongoing planned run-off of acquired policies at Toho and lower realized investment gains.

     Net earnings increased $2.2 billion in 2003, primarily from the substantial improvement in current operating results at ERC ($2.3 billion) reflecting improved underwriting, lower adverse development (discussed below) and generally favorable industry conditions during the year. Net earnings also benefited from the gain on the sale of Edison Life ($0.3 billion). These increases were partially offset by the absence of a current year counterpart to the favorable tax settlement with the IRS in 2002 ($0.2 billion) and the loss on the sale of FGIC ($0.1 billion after tax).

(21)

     Net earnings decreased $2.0 billion in 2002, primarily the result of adverse development at ERC. Also in 2002, investment gains decreased, an effect partially offset by core premium growth including higher premium pricing at ERC, and benefit from the favorable tax settlement with the IRS at GE Financial Assurance.

     As described on page 38 under the caption "Insurance Liabilities and Reserves," insurance loss provisions are adjusted up or down based on the best available estimates. Reported claims activity at ERC related to prior year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, has performed much worse than we anticipated.

•     In the fourth quarter of 2002, considering the continued acceleration in reported claims activity, we concluded that our best estimate of ultimate pre-tax losses was $2.5 billion higher in the range of reasonably possible loss scenarios than we had previously estimated. The more significant 2002 adverse development was in hospital medical malpractice, product liability and professional liability ($0.3 billion each) and umbrella liability, workers compensation, individual liability and asbestos ($0.2 billion each). With amounts recognized in the first three quarters of 2002, our total 2002 pre-tax charge for adverse development at ERC amounted to $3.5 billion.

•     In 2003, we continued to monitor our reported claims activity compared with our revised expected loss levels. In a majority of our lines of business, reported claims activity in 2003 was reasonably close to expected amounts. In a few lines – principally medical malpractice, product liability and certain director and officer related coverage – reported claims volumes exceeded our revised loss expectations. Accordingly, we increased our loss reserves to the newly-indicated ultimate levels in 2003, recording adverse development of $0.9 billion pretax. We are confident we have worked through our historical underwriting mistakes.

Throughout 2003, ERC has remained disciplined in rejecting risks that either fail to meet the established standards of price or terms and conditions, or that involve risks for which sufficient historical data do not exist to permit us to make a satisfactory evaluation. For risks that pass our criteria, we have sought to retain and even judiciously expand our business. On the other hand, we have curtailed or exited business in particular property and casualty business channels when expected returns do not appear to justify the risks.

     ERC's improved operating performance is illustrated by its "combined ratio"– the sum of claims-related losses incurred plus related underwriting expenses in relation to earned premiums. A combined ratio of less than 100% reflects an underwriting profit, that is, profit before investment income, another significant revenue source for most insurance entities. ERC's 2003 combined ratio was 106%, but, in an early indication of the effectiveness of our revised underwriting standards, the combined ratio excluding prior-year loss events was 93%.

     Our Mortgage Insurance business had favorable development throughout the three years ended December 31, 2003, primarily reflecting continued strength in certain real estate markets and the success of our loss containment initiatives in that business.

     See All Other GECS on page 24 for a discussion of items not allocated to this segment and the discussion on page 13 of our planned Genworth offering.

(22)

ALL OTHER GECS

(In millions)	2003	2002	2001

REVENUES
IT Solutions	$496	$1,992	$2,301
GE Equity	(169)	(384)	(126)
Americom	–	–	1,698
Not allocated	–	–	(436)
Other – All Other GECS	1,337	982	1,358

Total revenues	$1,664	$2,590	$4,795

NET EARNINGS
IT Solutions	$(45)	$(46)	$13
GE Equity	(176)	(375)	(264)
Americom	–	–	901
Not allocated	–	–	(656)
Other – All Other GECS	(225)	(159)	(502)

Total net earnings	$(446)	$(580)	$(508)

All Other GECS includes our activities and businesses that we do not measure within one of the other financial services segments.

     In addition to comments on All Other GECS elsewhere in this report, the following comments relate to the table above:

•     IT Solutions – Revenues decreased by 75% in 2003 primarily as a result of geographic market exits in Europe. Net losses remained flat in 2003 compared with 2002, largely because of tax benefits recorded in 2002 associated with, and offsetting losses generated by, certain European operations that we sold.

•     GE Equity – GE Equity manages equity investments in early-stage, early-growth, pre-IPO companies. GE Equity revenues include income, gains and losses on such investments. Revenue and loss performance reflected the overall improvement in equity markets and lower level of losses in 2003. Operating performance during 2002 reflected increased losses on investments, including losses in the telecommunications and software industries, and lower gains. GE Equity ceased making new investments in 2002, but continues to provide financial support to companies in its portfolio which will be managed for maximum value over time, eventually liquidating.

•     Americom – On November 9, 2001, we exchanged our satellite operations, comprising the stock of Americom and other related assets and liabilities, for a combination of cash and 31% of the publicly-traded stock of SES Global, a leading satellite company, in order to create the world's largest satellite services provider. The transaction resulted in a gain of $1.2 billion ($0.6 billion after tax), representing the difference between the carrying value of the 69% investment in Americom and the amount of cash plus the market value of SES Global shares received at the closing date. No gain was recorded on the 31% interest in Americom that was indirectly retained by us. Our investment in SES Global is accounted for on the equity method in Commercial Finance.

(23)

•     Not allocated – Certain amounts are not included in other financial services operating segments or businesses because they are excluded from the measurement of their operating performance for internal purposes. In 2001, after-tax charges of $0.7 billion primarily related to asset impairments and product line exits, including: other-than-temporary impairments of investments totaling $0.3 billion, the largest of which were held by GE Financial Assurance, GE Equity and ERC; charges of $0.1 billion related to loss events and the exit of certain insurance and financing product lines at ERC, primarily non-standard automobile and higher limit industrial property insurance coverages; charges of $0.1 billion related to the exit of certain financing product lines at Consumer Finance; and costs related to restructuring totaling $0.1 billion, consisting of involuntary termination benefits, facilities exit costs, and asset impairments.

•     Other – All Other GECS includes GECS corporate expenses, liquidating businesses and other non-segment aligned operations. In 2003, the most significant of these activities were the consolidation of certain entities in our financial statements as a result of our July 1, 2003, adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities (see note 20); Auto Financial Services; the U.S. Auto and Home business, which was sold in the third quarter of 2003; and a tax benefit related to the sale of ERC Life. In 2002 and 2001, the most significant of these activities were Auto Financial Services and the U.S. Auto and Home business.

INTERNATIONAL OPERATIONS

Our international activities span all global regions and primarily encompass leasing of aircraft and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new profit opportunities. Potential increased risks include, among other things, higher receivables delinquencies and bad debts, delays or cancellation of sales and orders principally related to aircraft equipment, higher local currency financing costs and a slowdown in our established activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of our activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

     Estimated results of international activities include the results of our operations located outside the United States. We classify certain operations that cannot meaningfully be associated with specific geographic areas as "Other international" for this purpose.

     International revenues were $27.8 billion, $24.4 billion and $23.6 billion in 2003, 2002 and 2001, respectively. International revenues as a percentage of total revenues were 43% in 2003, compared with 42% and 40% in 2002 and 2001, respectively. The effects of exchange rates on reported results were to increase revenues by $2.1 billion and $0.2 billion in 2003 and 2002, respectively, and increase earnings by $0.1 billion in 2003 and had an inconsequential effect in 2002.

(24)

     The $3.4 billion increase related to a 21% increase in Europe in 2003 as a result of the growth in premiums and price increases at Insurance ($2.1 billion), acquisitions ($1.0 billion) and the net effects of the weaker U.S. dollar ($0.7 billion), primarily at Consumer Finance and Commercial Finance, partially offset by geographic market exits at IT Solutions ($1.3 billion).

     International pre-tax earnings were $4.6 billion in 2003, an increase of 69% over 2002, which was 9% higher than in 2001. Pre-tax earnings in 2003 increased to $2.0 billion in Europe, primarily as a result of lower adverse development at Insurance ($1.1 billion). Pre-tax earnings also increased to $0.5 billion in the Americas and was relatively unchanged in the Pacific Basin ($1.5 billion) and "Other international" ($0.6 billion).

     Our international assets grew 12% from $207.5 billion at the end of 2002 to $231.9 billion at the end of 2003. Our assets increased 31% in Europe as a result of acquisitions ($14.8 billion), primarily at Consumer Finance and Commercial Finance, the net effects of the weaker U.S. dollar ($11.7 billion) and growth at Consumer Finance and Insurance. Our assets increased 13% in the Americas as a result of growth at Commercial Finance and Insurance.

     Financial results of our international activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the British pound sterling, the euro, the Japanese yen and the Canadian dollar.

FINANCIAL RESOURCES AND LIQUIDITY

This discussion of financial resources and liquidity addresses the Statement of Financial Position (page 42), Statement of Changes in Shareowner's Equity (page 41) and the Statement of Cash Flows (page 43).

Overview of Financial Position

Major changes in our financial position resulted from the following:

•     During 2003, we completed our acquisitions of First National Bank, Allbank and the retail sales finance business of Conseco. At the acquisition date, these transactions resulted in an increase in total assets of approximately $13.2 billion of which $11.6 billion was financing receivables before allowance for losses, and an increase in total liabilities of approximately $5.0 billion, $4.0 billion of which was debt.

•     During 2003, we sold our Tokyo-based Edison Life and U.S. Auto and Home businesses to American International Group, Inc., our FGIC business to a group of investors led by The PMI Group, Inc. and our ERC Life business to Scottish Re Group Limited. These sales resulted in a reduction in assets at the disposition date of $24.9 billion, comprising primarily $18.8 billion of investment securities. Liabilities were reduced by approximately $21.4 billion, relating primarily to $19.9 billion of insurance liabilities and reserves.

(25)

•     We adopted FIN 46 on July 1, 2003, and consequently consolidated certain entities in our financial statements for the first time. New balance sheet captions, "Consolidated, liquidating securitization entities," included $36.3 billion of assets and $35.8 billion of liabilities at transition. Also, investment securities and other receivables included an additional $14.1 billion and $1.0 billion, respectively, at transition for investment securities related to guaranteed investment contracts (GICs) issued by Trinity, a group of sponsored special purpose entities. The related GIC liabilities of $14.7 billion consolidated at transition are displayed in the caption, "Insurance liabilities, reserves and annuity benefits."

STATEMENT OF FINANCIAL POSITION (page 42)

INVESTMENT SECURITIES for each of the past two years comprised mainly investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders. Investment securities were $120.3 billion at the end of 2003, compared with $116.5 billion at the end of 2002. The increase of $3.8 billion was primarily the result of $14.4 billion of investment securities held by Trinity. The increase was also attributed to the investment of premiums received, reinvestment of investment income and the performance of the equity and debt markets, net of impairments and losses ($5.7 billion). These were partially offset by the sales of Edison Life, U.S. Auto and Home, FGIC and ERC Life businesses ($18.6 billion).

     We regularly review investment securities for impairment based on criteria that include the extent to which carrying value exceeds market value, the duration of that market decline, our ability to hold to recovery and the financial strength and specific prospects for the issuer of the security. Of securities with unrealized losses at December 31, 2003, approximately $0.1 billion of portfolio value is at risk of being charged to earnings in the next 12 months. Impairment losses recognized in 2003 and 2002 were $0.5 billion and $0.8 billion, respectively.

     Gross unrealized gains and losses were $4.6 billion and $1.2 billion, respectively, at December 31, 2003, compared with $4.4 billion and $2.4 billion, respectively, at December 31, 2002, reflecting broad market improvement in 2003. We estimate that available gains, net of hedging positions and estimated impairment of insurance intangible assets, could be as much as $2.1 billion at December 31, 2003. Market value used in determining unrealized gains and losses is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. See note 4.

FINANCING RECEIVABLES is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $232.3 billion at December 31, 2003, from $203.6 billion at the end of 2002, as discussed in the following paragraphs. The related allowance for losses at the end of 2003 amounted to $6.3 billion compared with $5.5 billion at December 31, 2002, representing our best estimate of probable losses inherent in the portfolio.

     A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, "delinquent" receivables are those that are 30 days or more past due; "nonearning" receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful); and "reduced-earning" receivables are commercial receivables whose terms have been restructured to a below-market yield.

(26)

     Commercial Finance financing receivables, before allowance for losses, totaled $132.3 billion at December 31, 2003, compared with $130.9 billion at December 31, 2002, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from origination growth ($16.4 billion), the net effects of international receivables translated into the weaker U.S. dollar ($5.2 billion) and acquisitions ($4.3 billion), partially offset by securitizations and sales ($24.6 billion). Related nonearning and reduced-earning receivables were $1.7 billion (1.3% of outstanding receivables) at December 31, 2003, compared with $2.2 billion (1.7% of outstanding receivables) at year-end 2002, the result of improving economic conditions and collection results. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

     Consumer Finance financing receivables, before allowance for losses, primarily card receivables, installment loans, auto loans and leases, and residential mortgages, were $94.7 billion at December 31, 2003, compared with $66.0 billion at December 31, 2002. This portfolio of receivables increased as a result of acquisitions ($13.9 billion), the net effects of international receivables translated into the weaker U.S. dollar ($8.6 billion) and origination growth, partially offset by the sale of The Home Depot private label credit card receivables. Acquisitions are a key to our growth strategy as we expand our global market presence. Nonearning consumer receivables at December 31, 2003, were $2.5 billion (2.6% of outstanding receivables), compared with $1.6 billion (2.4% of outstanding receivables) at year-end 2002. This increase is the result of adverse credit performance in Japan and growth in our secured financing business, a business that tends to experience relatively higher delinquencies but relatively lower losses than the rest of our consumer portfolio.

     Financing receivables in Other, principally Equipment Management, amounted to $5.3 billion and $6.6 billion at December 31, 2003 and 2002, respectively, before allowance for losses. Nonearning receivables of $0.1 billion, 1.3% and 1.2% of outstanding receivables at December 31, 2003 and 2002, respectively, were about the same as at the end of 2002.

     Delinquency rates on managed Consumer Finance financing receivables at December 31, 2003, were 5.57%; at year-end 2002 were 5.58%; and at year-end 2001 were 5.34%. Delinquency rates remained stable from 2002 to 2003, as a change in portfolio mix related to the growth in our secured financing business was offset by improved collection results. Increased 2002 delinquency rates reflected our secured financing business acquired in 2001 and volume growth in that business in 2002. When delinquent, these loans have relatively lower losses than the rest of our consumer portfolio. Delinquency rates on managed Commercial Finance equipment loans and leases were 1.34%, 1.71% and 2.16% at year-end 2003, 2002 and 2001, respectively. The decline at December 31, 2003, primarily reflected improved economic conditions and collection results. The decline at December 31, 2002, primarily reflected a higher concentration of Vendor Financial Services receivables coupled with improved collection results at Commercial Equipment Financing. See notes 5 and 6.

OTHER RECEIVABLES totaled $11.9 billion at December 31, 2003, and $13.0 billion at December 31, 2002, and consist primarily of nonfinancing customer receivables, accrued investment income, amounts due from GE (generally related to certain material procurement programs), amounts due under operating leases, receivables due on sale of securities and various sundry items. Balances at December 31, 2003 and 2002, include securitized, managed GE trade receivables of $2.7 billion and $2.4 billion, respectively.

(27)

EQUIPMENT ON OPERATING LEASES (INCLUDING BUILDINGS AND EQUIPMENT) was $38.8 billion at December 31, 2003, up $3.5 billion from 2002, primarily reflecting acquisitions of commercial aircraft at Commercial Finance and vehicles at Equipment Management. Details by category of investment are presented in note 8. Additions to equipment on operating leases (including buildings and equipment) were $7.6 billion and $11.7 billion during 2003 and 2002, respectively, primarily reflecting additions of commercial aircraft at Commercial Finance and vehicles at Equipment Management.

INTANGIBLE ASSETS increased $1.7 billion to $24.8 billion, reflecting goodwill and other intangibles associated with acquisitions, and the net effects of the weaker U.S. dollar, partially offset by the disposition of Edison Life. See note 9.

ASSETS IN CONSOLIDATED, LIQUIDATING SECURITIZATION ENTITIES were $26.5 billion at December 31, 2003, as a result of our adoption of FIN 46 on July 1, 2003. At transition we consolidated $36.3 billion of assets, but because we have stopped transferring assets to these entities, balances decreased reflecting repayments. See note 20.

OTHER ASSETS totaled $67.6 billion at year-end 2003, an increase of $3.5 billion. This increase resulted principally from investment of funds received as collateral on securities loaned from the GE Financial Assurance investment securities portfolio, increases in separate accounts (investments controlled by policyholders) resulting from the net effects of exchange rates and broad market improvements in 2003 and investments in associated companies. These increases were partially offset by the sale of The Home Depot private label credit card receivables and the disposition of Edison Life. See note 10.

BORROWINGS were $295.5 billion at December 31, 2003, of which $133.0 billion is due in 2004 and $162.5 billion is due in subsequent years. Comparable amounts at the end of 2002 were $270.9 billion in total, $130.1 billion due within one year and $140.8 billion due thereafter. A large portion of our borrowings ($80.6 billion and $84.2 billion at the end of 2003 and 2002, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of GE Capital commercial paper were 50 days and 1.48% at the end of 2003, compared with 47 days and 1.95% at the end of 2002. The GE Capital ratio of debt to equity was 6.20 to 1 at the end of 2003 and 6.58 to 1 at the end of 2002. See note 11.

LIABILITIES IN CONSOLIDATED, LIQUIDATING SECURITIZATION ENTITIES were $25.7 billion at December 31, 2003, as a result of our adoption of FIN 46 on July 1, 2003. At transition we consolidated $35.8 billion of liabilities, but because we have stopped transferring assets to these entities, balances decreased reflecting repayments. See note 20.

INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS of $136.3 billion at December 31, 2003, were $0.4 billion higher than in 2002. The increase is primarily attributable to the additional liabilities associated with the consolidation of Trinity upon our 2003 adoption of FIN 46 ($14.1 billion), the net effects of the weaker U.S. dollar and growth in separate accounts, deferred annuities and adverse development ($6.2 billion), partially offset by the sale of Edison Life, U.S. Auto and Home, ERC Life and FGIC businesses ($19.7 billion). See note 12.

(28)

EXCHANGE RATE AND INTEREST RATE RISKS are managed with a variety of straightforward techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. We apply strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities. Following is an analysis of the potential effects of changes in currency exchange and interest rates using so-called "shock" tests that model effects of shifts in rates. These are not forecasts.

•     If, on January 1, 2004, interest rates had increased 100 basis points across the yield curve (a "parallel shift" in that curve) and that increase remained in place for 2004, we estimate, based on our year-end 2003 portfolio and holding everything else constant, that our 2004 net earnings would decline pro-forma by $0.2 billion.

•     If, on January 1, 2004, currency exchange rates were to decline by 10% against the U.S. dollar and that decline remained in place for 2004, we estimate, based on our year-end 2003 portfolio and holding everything else constant, that the effect on our 2004 net earnings would be insignificant.

Statement of Changes in Shareowner's Equity (page 41)

Shareowner's equity increased $8.4 billion, $8.3 billion and $5.6 billion in 2003, 2002 and 2001, respectively. The increases were largely attributable to net earnings of $7.4 billion, $3.6 billion and $5.4 billion, partially offset by dividends declared of $3.4 billion in 2003 and $2.0 billion in both 2002 and 2001, respectively. Capital contribution increased shareowner's equity by $6.3 billion and $3.2 billion in 2002 and 2001, respectively. Currency translation adjustments increased equity by $3.4 billion in 2003, compared with an increase of $0.1 billion in both 2002 and 2001. Changes in the currency translation adjustment reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. In 2003 and 2002, the euro and, to a lesser extent, Asian currencies strengthened against the dollar. In 2001, Asian currencies weakened versus the dollar, while the euro was relatively unchanged. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated.

Overview of Our Cash Flows from 2001 through 2003 (page 43)

Our cash and equivalents aggregated $11.3 billion at the end of 2003, up from $7.9 billion at year-end 2002. Over the past three years, our borrowings with maturities of 90 days or less have decreased by $15.1 billion. New borrowings of $186.7 billion having maturities longer than 90 days were added during those years, while $118.2 billion of such longer-term borrowings were retired.

     Our principal use of cash has been investing in assets to grow our businesses. Of the $107.4 billion that we invested over the past three years, $46.2 billion was used for additions to financing receivables; $32.8 billion was used to invest in new equipment, principally for lease to others; and $34.1 billion was used for acquisitions of new businesses, the largest of which were First National Bank, and Conseco in 2003; Australian Guarantee Corporation, Security Capital and the commercial inventory financing business of Deutsche Financial Services in 2002; and Heller Financial, Inc. and Mellon Leasing in 2001.

(29)

     Although we generated $61.3 billion from operating activities over the last three years, our cash is not necessarily freely available for alternative uses. For example, cash generated by our Insurance businesses is restricted by various insurance regulations (see note 15). Further, any reinvestment in financing receivables is shown in cash used for investing, not operating activities. Therefore maintaining or growing Commercial and Consumer Finance assets requires that we invest much of the cash they generate from operating activities in their earning assets. Also, we are increasing the equity of our financial services businesses as discussed on page 33.

     Based on past performance and current expectations in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe we are in a sound position to grow dividends and continue making selective investments for long-term growth. With the financial flexibility that comes with excellent credit ratings, we believe that we should be well positioned to meet the global needs of our customers for capital and to continue providing our shareowner's with good returns.

Cash Requirements

Achieving optimal returns on cash used often involves making long-term commitments. SEC regulations require that we present our contractual obligations, and we have done so in the table that follows. However, our future cash flow prospects cannot reasonably be assessed based on such obligations – the most significant factor affecting our future cash flows is our ability to earn and collect cash from customers. Future cash outflows, whether they are contractual obligations or not, will vary based on our future needs. While some such outflows are completely fixed (for example, commitments to repay principal and interest on fixed-rate borrowings) most depend on future events. Many purchase obligations are linked to cash-generating revenue contracts (for example, payments to subcontractors under long-term contracts). Further, normal operations involve significant expenditures that are not based on "commitments," for example, expenditures for income taxes or for payroll.

(30)

     As defined by reporting regulations, our consolidated contractual obligations as of December 31, 2003, follow:

	Payments due by period

(In millions)	Total	2004	2005-2006	2007-2008	2009 and thereafter

Borrowings (note 11)	$295,528	$132,988	$74,128	$31,281	$57,131

Operating lease obligations (note 3)	4,354	759	1,166	927	1,502

Purchase obligations(a) (b)	30,000	21,000	7,000	2,000	–

Insurance liabilities(c) (note 12)	52,000	10,000	9,000	7,000	26,000

Other liabilities(d)	18,000	13,000	1,000	1,000	3,000

(a)

Includes all capital expenditures, contractual commitments to purchase equipment that will be classified as equipment leased to others, software acquisition/license commitments and contractually required cash payments for acquisitions. We estimated ordinary course of business purchase orders and other commitments using Six Sigma statistical sampling techniques.

(b)			Excludes funding commitments entered into in the ordinary course of business. Further information on these commitments is provided in note 21.
(c)

Includes guaranteed investment contracts, structured settlements and single premium immediate annuities based on scheduled payouts, as well as those contracts with readily determinable cash flows such as liabilities associated with the run-off of universal life, term life, long-term care, whole life and other life insurance contracts as well as workers' compensation tabular indemnity loan and long-term liability claims.

(d)

Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. Refer to notes 13 and 19 for further information on these items.

Other matters that provide additional context for considering our liquidity position are discussed below.

WE USE OFF-BALANCE SHEET ARRANGEMENTS in the ordinary course of business to improve shareowner returns. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Our securitization transactions are similar to those used by many financial institutions. In a typical transaction, assets are sold by the transferor to a special purpose entity, which purchases the assets with cash raised through issuance of beneficial interests (usually debt instruments) to third party investors. Investors in the beneficial interests usually have recourse to the assets in the special purpose entities (SPEs) and often benefit from credit enhancements supporting the assets (such as overcollateralization). The SPE may also hold derivatives, such as interest rate swaps, in order to match the interest rate characteristics of the assets with those of the beneficial interests. An example is an interest rate swap converting fixed rate assets to variable rate to match floating rate debt instruments issued by the SPE.

     Historically, we have used both sponsored and third-party entities to execute securitization transactions in the commercial paper and term markets. With our adoption of FIN 46 on July 1, 2003, consolidating $36.3 billion of assets and $35.8 billion of liabilities in certain sponsored entities, we stopped executing new securitization transactions with those entities. We continue to engage in securitization transactions with third party conduits and through public market term securitizations.

(31)

     Assets held by SPEs include: receivables secured by equipment, commercial real estate and other assets; credit card receivables; and trade receivables. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans, and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base. In certain transactions, the credit quality of assets transferred is enhanced by providing credit support. Off-balance sheet assets securitized totaled $23.6 billion and $52.1 billion at December 31, 2003 and 2002, respectively. This comparison is significantly affected by the consolidation of a majority of our sponsored and supported securitization entities.

     In order to provide comparative information about our overall securitization activities, the disclosures that follow describe all entities used for securitization, including those that were recently consolidated under FIN 46.

     We provide financial support related to assets held by certain SPEs through liquidity agreements, credit support, and guarantee and reimbursement contracts. Net 2004 credit and liquidity support amounted to $21.5 billion at January 1, 2004, down from $27.5 billion a year earlier. Of the total, $18.4 billion relates to assets and debt that were consolidated under FIN 46. The $21.5 billion includes credit support, in which we provide recourse for a maximum of $14.1 billion of credit losses in SPEs. Of this amount, $8.6 billion related to assets that were consolidated under FIN 46. Potential credit losses are provided for in our financial statements. Based on management's best estimate of probable losses inherent in the portfolio of assets that remain off-balance sheet, our financial statements included $0.1 billion representing fair value of recourse obligations at year-end 2003. See note 20.

     We periodically enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. These are described further in note 21.

     We have extensive experience in evaluating economic, liquidity and credit risk. In view of this experience, the high quality of assets in these entities, the historically robust quality of commercial paper markets, and the historical reliability of controls applied to both asset servicing and to activities in the credit markets, we believe that, under any reasonable future economic developments, the likelihood is remote that any financial support arrangements could have an adverse economic effect on our financial position or results of operations.

Debt Instruments, Guarantees and Covenants

The major debt rating agencies routinely evaluate the debt of GE Capital, our major borrowing affiliate. These agencies have given the highest debt ratings to GE Capital (long-term rating AAA/Aaa; short-term rating A-1+/P-1). One of our strategic objectives is to maintain these ratings as they serve to lower our cost of funds and to facilitate our access to a variety of lenders. We manage our businesses in a fashion that is consistent with maintaining our Triple-A ratings.

     GE Capital has distinct business characteristics that the major debt rating agencies evaluate both quantitatively and qualitatively.

     Quantitative measures include:

•     Earnings and profitability, including earnings quality, revenue growth, the breadth and diversity of sources of income and return on assets,

•     Asset quality, including delinquency and write-off ratios and reserve coverage,

(32)

•     Funding and liquidity, including cash generated from operating activities, leverage ratios such as debt to capital, market access, back-up liquidity from banks and other sources, composition of total debt and interest coverage, and

•     Capital adequacy, including required capital and tangible leverage ratios.

Qualitative measures include:

•     Franchise strength, including competitive advantage and market conditions and position,

•     Strength of management, including experience, corporate governance and strategic thinking, and

•     Financial reporting quality, including clarity, completeness and transparency of all financial performance communications.

GE Capital's ratings are supported contractually by a GE commitment to maintain the ratio of earnings to fixed charges at a specified level.

     Before 2003, GE Capital maintained a capital structure that included about $8 of debt for each $1 of equity – a "leverage ratio" of 8:1. For purposes of measuring segment profit, each of our financial services businesses was also assigned debt and interest costs on the basis of that consolidated 8:1 leverage ratio. As of January 1, 2003, we extended a business-specific, market-based leverage to the performance measurement of each of our financial services businesses. As a result, at January 1, 2003, debt of $12.5 billion previously allocated to the segments was allocated to the All Other GECS segment. We refer to this as "parent supported debt."

     During 2003, a total of $4.6 billion of such debt was eliminated, reducing the total to $7.9 billion at year end. This reduction was the result of the following:

•     The decision of our Board of Directors to reduce our dividend payments to GE to 10% of operating earnings ($1.7 billion),

•     Strategic dispositions of Edison Life and U.S. Auto and Home assets and FGIC ($1.7 billion),

•     Rationalization of other insurance related activities including disposition of certain originated mortgages ($0.7 billion), and

•     The continuing strategy to optimize fleet mix, age and size at Equipment Management ($0.5 billion).

We remain on track to eliminate parent supported debt by the end of 2005. Proceeds from further strategic dispositions, including Genworth, will continue to be evaluated when and if they are received, but we anticipate using at least some of those proceeds to reduce financial services debt.

     During 2003, we declared special dividends to GE of $2.7 billion which related to the strategic dispositions in the Insurance segment ($1.7 billion) and more efficient capital management programs ($1.0 billion).

     GE Capital issued $51.1 billion of long-term debt in the U.S. and 13 international markets in 2003 with maturities ranging from two years to 37 years bearing fixed and floating interest rates. This debt was issued to both institutional investors and retail investors.

(33)

These funds were used primarily for maturing long-term debt, acquisitions and asset growth, with the remainder used to reduce the amount of commercial paper outstanding. GE Capital anticipates issuing approximately $50 billion to $60 billion of long-term debt using both U.S. and international institutional and retail markets during 2004. The ultimate amount of debt issuances will depend on the growth in assets, acquisition activity, availability of markets and movements in interest rates.

     Following is our debt composition:

December 31	2003	2002

Senior Notes	55%	52%
Commercial paper	27	31
Current portion of long-term debt	13	13
Other – bank and other retail deposits	5	4

Total	100%	100%

We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets and the liquidity profile of our debt. GE Capital is the most widely held name in global commercial paper markets.

     We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $57.2 billion of contractually committed lending agreements with 85 highly rated global banks and investment banks, an increase of $3.1 billion since December 31, 2002. See note 11.

     Beyond contractually committed lending agreements, other sources of liquidity include medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets, and potential asset sales.

PRINCIPAL DEBT CONDITIONS are described below.

•     If our long-term credit rating under certain swap, forward and option contracts falls below A-/A3, certain remedies are required as discussed in note 19.

•     If GE Capital's ratio of earnings to fixed charges, which was 1.86:1 at the end of 2003, were to deteriorate to 1.10:1 or, upon redemption of certain preferred stock, its ratio of debt to equity, which was 6.20:1 at the end of 2003, were to exceed 8:1, GE has committed to contribute capital to GE Capital. GE also has guaranteed our subordinated debt and the subordinated debt of GE Capital with a face amount of $1.0 billion at December 31, 2003, and 2002.

The following three conditions relate to securitization SPEs and apply to entities that were consolidated upon adoption of FIN 46 on July 1, 2003, that are reported in the caption, "Consolidated, liquidating securitization entities":

(34)

•     If the short-term credit rating of GE Capital or certain consolidated SPEs discussed further in note 20 were to fall below A-1/P-1, GE Capital would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that GE Capital would be required to provide in the event of such a downgrade is determined by contract, and amounted to $19.9 billion at January 1, 2004. Amounts related to non-consolidated SPEs were $2.1 billion.

•     If the long-term credit rating of GE Capital were to fall below AA/Aa2, GE Capital would be required to provide substitute credit support or liquidate the consolidated SPEs. The maximum amount that GE Capital would be required to substitute in the event of such a downgrade is determined by contract, and amounted to $1.4 billion at December 31, 2003.

•     For certain transactions, if the long-term credit rating of GE Capital were to fall below A/A2 or BBB+/Baa1 or its short-term credit rating were to fall below A-2/P-2, GE Capital could be required to provide substitute credit support or fund the undrawn commitment. GE Capital could be required to provide up to $3.2 billion in the event of such a downgrade based on terms in effect at December 31, 2003.

The following condition relates to the Trinity SPEs, which are reported in the captions "Investment securities" and "Insurance liabilities, reserves and annuity benefits":

•     If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide up to $1.2 billion to the Trinity SPEs and could be required to repay up to $4.1 billion of the Trinity's guaranteed investment contracts based on terms in effect at December 31, 2003.

In our history, we have never violated any of the above conditions. We believe that under any reasonable future economic developments, the likelihood that any such arrangements could have a significant effect on our operations, cash flows or financial position is remote.

COMMERCIAL AVIATION is an industry in which we have a significant ongoing interest. As has been widely reported, this industry has been under pressure, but has undertaken steps to reduce unused capacity and align costs. Consequently, during 2003, major U.S. and European airlines achieved moderate improvements in operations, including traffic, revenues and load factors. Our customers that had been operating at losses generally reduced those losses in 2003, and their year end cash positions were improved.

     At December 31, 2003, we had the following positions related to our global commercial aviation business, principally in our Commercial Finance segment:

•     1,239 commercial aircraft, of which 1,236 were on lease,

•     $29.0 billion of loans and leases,

•     $2.3 billion of investment securities including $0.4 billion in our insurance businesses and $0.2 billion in the Trinity SPEs,

•     $1.2 billion of funding commitments,

(35)

•     $13.5 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft. We had 104 aircraft ($4.5 billion) scheduled for delivery in 2004, of which 101 were under agreement to commence operations with commercial airline customers.

Regional jets, with capacity for 50-90 passengers, have had a significant effect on the commercial aviation industry in recent years. These jets have enabled airlines to replace less efficient equipment, both turboprop and older, narrow-bodied jets. At December 31, 2003, our fleet included 278 regional jets, diversifying our total aircraft holdings. Commercial Finance has capitalized on the trend toward regional jets through leases. We believe that we continue to offer a suitable range of equipment that is attractive to the industry.

     UAL Corp. and Air Canada, the parent companies of two of our major airline customers, are experiencing significant financial difficulties and both filed for reorganization in bankruptcy. UAL Corp filed for bankruptcy protection in 2002 and Air Canada filed in Canada on April 1, 2003. At December 31, 2003, our total exposure related to these airlines amounted to $4.1 billion, including loans, leases, investment securities and commitments. Various Boeing, Airbus and Bombardier aircraft secure substantially all of these financial exposures. Included in this exposure is a $0.7 billion debtor-in-possession financing commitment to Air Canada. Another major airline customer, US Airways Group, parent of US Airways, filed for reorganization in bankruptcy in 2002 but emerged from bankruptcy on March 31, 2003. At December 31, 2003, our total exposure related to US Airways amounted to $2.5 billion, including leases, loans, investment securities and commitments. Atlas Air Worldwide Holdings Inc. (Atlas Air) filed for reorganization in bankruptcy in January 2004. At December 31, 2003, our total exposure to Atlas Air was $1.0 billion of operating leases, secured loans and investment securities. Our financial statements include provisions for probable losses based on our best estimates of such losses.

     Commercial Finance tests the recoverability of its commercial aircraft operating lease portfolio as described on page 37, and recognized impairment losses of $0.2 billion in each of the last two years.

CRITICAL ACCOUNTING ESTIMATES

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

LOSSES ON FINANCING RECEIVABLES are recognized when they are incurred. Our best estimate of such probable losses requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our lending and leasing experience and the extensive data we accumulate and analyze facilitate estimates that have been reliable over time. Our actual loss experience was in line with expectations for 2003, 2002 and 2001. While losses depend to a large degree on future economic conditions, we do not anticipate significant adverse credit development in 2004. Further information is provided in the financing receivables section on page 26, and in notes 1, 5, 6 and, for special purpose entities, in note 20.

(36)

ASSET IMPAIRMENT assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, our ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. We perform comprehensive market research and analysis and monitor market conditions to identify potential impairments. Further information about actual and potential impairment losses is provided on page 26 and in note 4.

Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

     Commercial aircraft are a significant concentration of assets in our Commercial Finance business, and are particularly subject to market fluctuations. Therefore we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee's credit standing changes. Future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on current market values from independent appraisers.

Goodwill and Other Identified Intangible Assets. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow methodology. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

     If this analysis indicates goodwill is impaired, measuring its impairment requires a fair value estimate of each identified tangible and intangible asset. In this case we supplement the cash flow approach discussed above with independent appraisals, as appropriate.

     We test other identified intangible assets with defined useful lives and subject to amortization by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We test intangible assets with indefinite lives annually for impairment using a fair value methodology such as discounted cash flows.

     Further information is provided on page 28 and in notes 1, 4, 8 and 9.

(37)

INSURANCE LIABILITIES AND RESERVES differ for short and long-duration insurance contracts. Short-duration contracts such as property and casualty policies are accounted for based on actuarial estimates of losses inherent in that period's claims, including losses for which claims have not yet been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Measurement of long-duration insurance liabilities (such as guaranteed renewable term, whole life and long-term care insurance policies) also is based on approved actuarial methods that include assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments. Historical insurance industry experience indicates that a greater degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts than exists for long-duration mortality exposures. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time–often many years–that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) due to coverage often being provided on an "excess-of-loss" basis and the resulting lags in receiving current claims data.

     We continually evaluate the potential for changes in loss estimates with the support of qualified reserving actuaries and use the results of these evaluations both to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. For actuarial analysis purposes, reported and paid claims activity is segregated into several hundred reserving segments, each having differing historical settlement trends. A variety of actuarial methodologies are then applied to the underlying data for each of these reserving segments in arriving at an estimated range of "reasonably possible" loss scenarios. Factors such as line of business, length of historical settlement pattern, recent changes in underwriting standards and unusual trends in reported claims activity will generally affect which actuarial methodologies are given more weight for purposes of determining the "best estimate" of ultimate losses in a particular reserving segment. As discussed in the insurance section on page 21 and in note 12, reported claims activity at ERC related to prior year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, has performed much worse than we anticipated. This trend was considered in the actuarial reserve study completed in the fourth quarter of 2002, resulting in a significant increase in recorded reserves. Following these actions, we have continued to monitor reported claims volumes relative to our revised expected loss levels. While for the majority of our lines of business, reported claims activity in 2003 was reasonably close to expected amounts, for certain lines of business the reported claims volumes exceeded our revised loss expectations. In response to this new data, we further increased our loss reserves in 2003. ERC continues its comprehensive efforts to apply more rigorous underwriting standards that began in 2002. Actuarial reserve studies and recorded reserves continue to be updated accordingly.

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

(38)

CERTAIN SIGNIFICANT ACCOUNTING POLICIES do not involve the same level of measurement uncertainties as those discussed above, but are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and business combinations require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators; based on their tentative conclusions, significant changes to GAAP, and therefore to certain of our accounting policies, are possible in the future. Also see note 1, Summary of Significant Accounting Policies, which discusses accounting policies that we have selected from acceptable alternatives.

OTHER INFORMATION

New Accounting Standards

In December 2003, the FASB modified FIN 46, Consolidation of Variable Interest Entities with FIN 46R, which amended FIN 46 and deferred its application in certain cases. Our adoption of FIN 46 on July 1, 2003, was unchanged by FIN 46R. However, on January 1, 2004, we will adopt FIN 46R, adding approximately $2.5 billion to our total assets and liabilities. No cumulative or significant future effect on our earnings or equity will result from this change.

Financial Measures that Supplement GAAP

We sometimes refer to data derived from consolidated financial information but not required by GAAP to be presented in financial statements. Certain of these data are considered "non-GAAP financial measures" under SEC regulations. Specifically, we have referred to net revenues (revenues from services less interest and other financial charges) of the Commercial Finance, Consumer Finance and Equipment Management segments. We provided reconciliation of net revenues to reported revenues for these segments on pages 17, 19 and 20. Because net revenues is a common industry measure of margin, these disclosures will enable investors to compare the results of our businesses to others in the same industry.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about potential effects of changes in interest rates and currency exchange on us is discussed in the Exchange rate and interest rate risk section of Item 7.

(39)

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

General Electric Capital Services, Inc.:

We have audited the consolidated financial statements of General Electric Capital Services, Inc. (GECS) and consolidated affiliates as listed in Item 15. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of GECS management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Electric Capital Services, Inc. and consolidated affiliates at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, GECS in 2003 changed its method of accounting for variable interest entities, in 2002 changed its method of accounting for goodwill and other intangible assets and in 2001 changed its methods of accounting for derivative instruments and hedging activities and impairment of certain beneficial interests in securitized assets.

/s/ KPMG LLP

Stamford, Connecticut

February 6, 2004

(40)

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES
STATEMENT OF EARNINGS

For the years ended December 31 (In millions)	2003	2002	2001

REVENUES
Revenues from services (note 2)	$61,356	$55,403	$55,229
Consolidated, liquidating securitization entities (note 20)	695	–	–
Sales of goods	2,228	3,296	3,627

Total revenues	64,279	58,699	58,856

EXPENSES
Interest	9,869	9,935	10,598
Operating and administrative (note 3)	17,663	16,031	16,366
Insurance losses and policyholder and annuity benefits	16,369	17,608	15,062
Cost of goods sold	2,119	3,039	3,266
Provision for losses on financing receivables (note 6)	3,752	3,084	2,481
Depreciation and amortization of equipment on operating leases (including buildings and equipment) (note 8)	4,679	4,312	3,954
Minority interest in net earnings of consolidated affiliates	109	143	163
Consolidated, liquidating securitization entities (note 20)	507	–	–

Total expenses	55,067	54,152	51,890

EARNINGS BEFORE INCOME TAXES AND ACCOUNTING CHANGES	9,212	4,547	6,966
Provision for income taxes (note 13)	(1,458)	79	(1,380)

EARNINGS BEFORE ACCOUNTING CHANGES	7,754	4,626	5,586
Cumulative effect of accounting changes (note 1)	(339)	(1,015)	(169)

NET EARNINGS	$7,415	$3,611	$5,417

STATEMENT OF CHANGES IN SHAREOWNER'S EQUITY

(In millions)	2003	2002	2001

CHANGES IN SHAREOWNER'S EQUITY (note 16)
Balance at January 1	$36,929	$28,590	$23,022

Dividends and other transactions with shareowner	(3,438)	4,317	1,276

Changes other than transactions with shareowner:
Increases attributable to net earnings	7,415	3,611	5,417
Investment securities - net	632	1,539	(352)
Currency translation adjustments - net	3,421	58	117
Derivatives qualifying as hedges - net	349	(1,186)	(890)

Total changes other than transactions with shareowner	11,817	4,022	4,292

Balance at December 31	$45,308	$36,929	$28,590

The notes to consolidated financial statements on pages 44-87 are an integral part of these statements.

(41)

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES
STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)	2003	2002

ASSETS
Cash and equivalents	$11,273	$7,918
Investment securities (note 4)	120,344	116,530
Financing receivables (note 5)
Time sales and loans, net of deferred income	170,792	143,309
Investment in financing leases, net of deferred income	61,493	60,251

	232,285	203,560
Allowance for losses on financing receivables (note 6)	(6,256)	(5,500)

Financing receivables – net	226,029	198,060
Insurance receivables – net (note 7)	27,053	31,585
Other receivables	11,901	12,984
Inventories	197	208
Equipment on operating leases (including buildings and equipment) (note 8)	38,816	35,330
Intangible assets – net (note 9)	24,821	23,131
Consolidated, liquidating securitization entities (note 20)	26,463	–
Other assets (note 10)	67,629	64,082

TOTAL ASSETS	$554,526	$489,828

LIABILITIES AND SHAREOWNER'S EQUITY
Short-term borrowings (note 11)	$132,988	$130,126
Long-term borrowings (note 11)	162,540	140,836

Total borrowings	295,528	270,962
Accounts payable	13,440	12,608
Insurance liabilities, reserves and annuity benefits (note 12)	136,264	135,853
Consolidated, liquidating securitization entities (note 20)	25,721	–
Other liabilities	22,828	18,441
Deferred income taxes (note 13)	10,736	10,590

TOTAL LIABILITIES	504,517	448,454

Minority interest in equity of consolidated affiliates (note 14)	4,701	4,445

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by consolidated affiliates at December 31, 2003 and 2002)	10	10
Common stock, $1,000 par value (1,260 shares authorized at December 31, 2003 and 2002, respectively, and 1,064 and 1,012 shares issued and outstanding at December 31, 2003 and 2002, respectively)	1	1
Additional paid-in capital	12,258	12,261
Retained earnings	30,304	26,324
Accumulated gains/(losses) – net:
Investment securities (a)	1,823	1,191
Currency translation adjustments (a)	2,639	(782)
Derivatives qualifying as hedges (a)	(1,727)	(2,076)

Total shareowner's equity (note 16)	45,308	36,929

TOTAL LIABILITIES AND SHAREOWNER'S EQUITY	$554,526	$489,828

(a)

The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," as shown in note 16, and was $2,735 million and $(1,667) million at year-end 2003 and 2002, respectively.

The notes to consolidated financial statements on pages 44-87 are an integral part of this statement.

(42)

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)	2003	2002	2001

CASH FLOWS – OPERATING ACTIVITIES
Net earnings	$7,415	$3,611	$5,417
Adjustments to reconcile net earnings to cash provided from operating activities:
Cumulative effect of accounting changes	339	1,015	169
Depreciation and amortization of equipment on operating leases (including buildings and equipment)	4,679	4,312	3,954
Provision for losses on financing receivables	3,752	3,084	2,481
Amortization of goodwill	–	–	707
Deferred income taxes	738	1,409	862
Decrease (increase) in inventories	(35)	62	396
Increase (decrease) in accounts payable	666	(880)	4,804
Increase in insurance liabilities and reserves	1,679	9,454	8,194
Consolidated, liquidating securitization entities	386	–	–
All other operating activities	1,829	(556)	(8,688)

CASH FROM OPERATING ACTIVITIES	21,448	21,511	18,296

CASH FLOWS – INVESTING ACTIVITIES
Net increase in financing receivables (note 17)	(14,273)	(18,082)	(13,837)
Equipment on operating leases (including buildings and equipment)
– additions	(7,609)	(11,670)	(13,518)
– dispositions	4,945	6,357	7,591
Payments for principal businesses purchased, net of cash acquired	(10,537)	(12,618)	(10,993)
Consolidated, liquidating securitization entities (note 20)	9,375	–	–
All other investing activities (note 17)	413	(15,234)	(7,741)

CASH USED FOR INVESTING ACTIVITIES	(17,686)	(51,247)	(38,498)

CASH FLOWS – FINANCING ACTIVITIES
Net increase (decrease) in borrowings (maturities of 90 days or less)	(4,035)	(34,687)	23,634
Newly issued debt (maturities longer than 90 days) (note 17)	59,939	96,044	30,752
Repayments and other reductions (maturities longer than 90 days) (note 17)	(42,878)	(39,225)	(36,051)
Dividends paid	(3,435)	(1,965)	(1,961)
Consolidated, liquidating securitization entities (note 20)	(9,761)	–	–
All other financing activities (note 17)	(237)	10,173	5,090

CASH FROM (USED FOR) FINANCING ACTIVITIES	(407)	30,340	21,464

INCREASE IN CASH AND EQUIVALENTS DURING YEAR	3,355	604	1,262
Cash and equivalents at beginning of year	7,918	7,314	6,052

Cash and equivalents at end of year	$11,273	$7,918	$7,314

The notes to consolidated financial statements on pages 44-87 are an integral part of this statement.

(43)

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

General Electric Capital Services, Inc. owns all of the common stock of General Electric Capital Corporation (GE Capital) and GE Global Insurance Holding Corporation (GE Global Insurance Holding), the parent of Employers Reinsurance Corporation (ERC). All of our outstanding common stock is owned by General Electric Company (GE Company or GE) and an affiliate of GE Company. Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. In 2003, as we describe on page 48, we added certain non-affiliates that we do not control to our consolidated financial statements because of new accounting requirements that require consolidation of entities based on holding qualifying residual interests.

     Associated companies are companies that we do not control but over which we have significant influence, most often because we hold a shareholder voting position of 20% to 50%. Results of associated companies are presented on a "one-line" basis.

Financial statement presentation

We have reclassified certain prior-year amounts to conform to this year's presentation. Effects of transactions between related companies are eliminated.

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

Revenues from services (earned income)

We use the interest method to recognize income on all loans. Interest on time sales and loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). Nonearning loans are loans on which we have stopped accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. We recognize interest income on nonearning loans either as cash is collected or on a cost-recovery basis as conditions warrant. We resume accruing interest on nonearning, non-restructured Commercial Finance loans only when (a) payments are brought current according to the loan's original terms and (b) future payments are reasonably assured. When we agree to restructured terms with the borrower, we resume accruing interest only when reasonably assured that we will recover full contractual payments, and pass underwriting reviews equivalent to those to which we subject new loans. We resume accruing interest on nonearning Consumer Finance loans only upon receipt of the third consecutive minimum monthly payment or the equivalent. Specific limits restrict the number of times any particular type of delinquent loan may be categorized as non-delinquent and interest accrual resumed.

(44)

     We record financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values of leased assets are based primarily on periodic independent appraisals of the values of leased assets remaining at expiration of the lease terms. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, results of future remarketing, and future component part and scrap metal prices, discounted at an appropriate rate.

      We recognize operating lease income on a straight-line basis over the terms of underlying leases.

     Fees include commitment fees related to loans that we do not expect to fund and line-of-credit fees. We record these fees in earned income on a straight-line basis over the period to which they relate. We record syndication fees in earned income at the time related services are performed unless significant contingencies exist.

     See pages 46 and 47 for a discussion of income from investment and insurance activities.

Depreciation and amortization

The cost of our equipment leased to others on operating leases is amortized on a straight-line basis, to estimated residual value over the lease term or over the estimated economic life of the equipment. See note 8.

Losses on Financing Receivables

Our allowance for losses on financing receivables represents our best estimate of probable losses inherent in the portfolio. Our method of calculating estimated losses depends on the size, type and risk characteristics of the related receivables.

     Our consumer loan portfolio consists of homogeneous card receivables, installment loans, auto loans and leases and residential mortgages. The allowance for losses on these receivables is based on ongoing statistical analyses of our historical experience adjusted for the effects of economic cycles.

     Our allowance for losses on our commercial and equipment loan and lease portfolios is based on relevant observable data that include, but are not limited to, historical experience; loan stratification by portfolio and, when applicable, geography; collateral type; credit class or program type; size of the loan balance; and delinquency. In certain commercial loan and lease portfolios, we review all loans based on a number of monitored risk factors other than size, including collateral value, financial performance of the borrower, ageing and bankruptcy. We stratify portfolios in which we believe that it is informative to differentiate between small and large balance loans depending on geography and portfolio. For loans deemed individually impaired, we determine allowances using the present values of expected future cash flows. If repossession is expected to be a source of repayment, we estimate the fair value of that collateral using independent appraisals when necessary.

     Delinquencies are the clearest indication of a developing loss, and we monitor delinquency rates closely in all of our portfolios. Experience is not available with new products; therefore, while we are developing that experience, we set loss allowances based on our experience with the most closely analogous products in our portfolio. When we repossess collateral in satisfaction of a commercial loan, we write the receivable down against the allowance for losses. We transfer the asset to "Other Assets" and carry it at the lower of cost or estimated fair value less costs to sell.

(45)

Cash and Equivalents

Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available for sale and classified as investment securities.

Investment Securities

We report investments in debt and marketable equity securities, and equity securities at our insurance affiliates, at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Substantially all investment securities are designated as available for sale with unrealized gains and losses included in shareowner's equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on criteria that include the extent to which investment's carrying value exceeds its related market value, the duration of the market decline, our ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

Inventories

All inventories are stated at the lower of cost or realizable values. Inventories consist of finished products held for sale. Cost is determined on a first-in, first-out basis.

Intangible Assets

As of January 1, 2002, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the "reporting unit" level. A reporting unit is the operating segment, or a business one level below that operating segment (the "component" level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

     We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested annually for impairment and written down to fair value as required.

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

(46)

Insurance Accounting Policies

Accounting policies for insurance businesses follow.

PREMIUM INCOME. We report insurance premiums as earned income as follows:

•     For short-duration insurance contracts (including property and casualty, accident and health, and financial guaranty insurance), we report premiums as earned income, generally on a pro-rata basis, over the terms of the related agreements. For retrospectively rated reinsurance contracts, we record premium adjustments based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported (IBNR) reserves.

•      For traditional long-duration insurance contracts (including term and whole life contracts and annuities payable for the life of the annuitant), we report premiums as earned income when due.

•     For investment contracts and universal life contracts, we report premiums received as liabilities, not as revenues. Universal life contracts are long-duration insurance contracts with terms that are not fixed and guaranteed; for these contracts, we recognize revenues for assessments against the policyholder's account, mostly for mortality, contract initiation, administration and surrender. Investment contracts are contracts that have neither significant mortality nor significant morbidity risk, including annuities payable for a determined period; for these contracts, we recognize revenues on the associated investments and amounts credited to policyholder accounts are charged to expense.

LIABILITIES FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES represent our best estimate of the ultimate obligations for reported claims plus those IBNR and the related estimated claim settlement expenses for all claims incurred through December 31 of each year. Specific reserves – also referred to as case reserves – are established for reported claims using case-basis evaluations of the underlying claim data and are updated as further information becomes known. IBNR reserves are determined using generally accepted actuarial reserving methods that take into account historical loss experience data and, as appropriate, certain qualitative factors. IBNR reserves are adjusted to take into account certain additional factors that can be expected to affect the liability for claims over time, such as changes in the volume and mix of business written, revisions to contract terms and conditions, changes in legal precedents or developed case law, trends in healthcare and medical costs, and general inflation levels. Settlement of complex claims routinely involves threatened or pending litigation to resolve disputes as to coverage, interpretation of contract terms and conditions or fair compensation for damages suffered. These disputes are settled through negotiation, arbitration, or actual litigation. Recorded reserves incorporate our best estimate of the effect that ultimate resolution of such disputes have on both claims payments and related settlement expenses. Liabilities for unpaid claims and claims adjustment expenses are continually reviewed and adjusted; such adjustments are included in current operations and accounted for as changes in estimates.

DEFERRED ACQUISITION COSTS. Costs that vary with and are directly related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized as follows:

•     Short-Duration Contracts - Acquisition costs consist of commissions, brokerage expenses and premium taxes and are amortized ratably over the contract periods in which the related premiums are earned.

(47)

•     Long-Duration Contracts - Acquisition costs consist of first-year commissions in excess of recurring renewal commissions, certain variable sales expenses and certain support costs such as underwriting and policy issue expenses. For traditional long-duration insurance contracts, we amortize these costs over the respective contract periods in proportion to either anticipated premium income, or, in the case of limited-payment contracts, estimated benefit payments. For investment contracts and universal life contracts, amortization of these costs is based on estimated gross profits and is adjusted as those estimates are revised.

We review deferred acquisition costs periodically for recoverability considering anticipated investment income.

PRESENT VALUE OF FUTURE PROFITS. The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance policies is recorded as the present value of future profits and is amortized over the respective policy terms in a manner similar to deferred acquisition costs. We adjust unamortized balances to reflect experience and impairment, if any.

Accounting Changes

We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, on July 1, 2003, and consolidated certain entities in our financial statements for the first time. New balance sheet captions, "Consolidated, liquidating securitization entities," included $36.3 billion of assets and $35.8 billion of liabilities at transition related to entities involved in securitization arrangements. Given their unique nature and the fact that their activities have been discontinued, they are classified in separate financial statement captions. Further information about these entities is provided in note 20. In addition, $14.1 billion and $1.0 billion were added to "Investment securities" and "Other receivables", respectively, at transition for investment securities related to guaranteed investment contracts (GICs) issued by Trinity, a group of sponsored special purpose entities. The related GIC liabilities of $14.7 billion, consolidated at transition, are displayed in "Insurance liabilities, reserves and annuity benefits." As issuance of GICs by these entities is likely to continue in the future, we have displayed these investment securities in financial statement captions consistent with like items of our Insurance businesses. Our consolidation of these entities resulted in a $339 million after-tax accounting charge to net earnings and is reported in the caption "Cumulative effect of accounting changes." This charge resulted from several factors. For entities consolidated based on carrying amounts, the effect of changes in interest rates resulted in transition losses on interest rate swaps that did not qualify for hedge accounting before transition. Losses also arose from the FIN 46 requirement to record carrying amounts of assets in certain securitization entities as if those entities had always been consolidated, requiring us to eliminate certain previously recognized gains. For certain other entities that we were required to consolidate at their July 1, 2003, fair values, we recognized a loss on consolidation because their liabilities, including the fair value of interest rate swaps, exceeded independently appraised fair values of the related assets.

     In 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but is tested for impairment using a fair value methodology. Using the required reporting unit basis, we tested all of our goodwill for impairment as of January 1, 2002, and recorded a non-cash charge of $1.204 billion ($1.015 billion after tax). Substantially all of the charge related to the IT Solutions business and the U. S. Auto and Home business. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows.

(48)

In 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. Further information about derivatives and hedging is provided in note 19. The cumulative transition effect of adopting this accounting change at January 1, 2001, was a $49 million reduction of net earnings and $849 million reduction in equity.

     Also in 2001, we adopted Emerging Issues Task Force (EITF) Issue 99-20. Under this consensus, impairment of certain retained interests in securitized assets must be recognized when (a) the asset's fair value is below its carrying value, and (b) it is probable that there has been an adverse change in estimated cash flows. The cumulative effect of adopting EITF 99-20 at January 1, 2001, was a one-time reduction of net earnings of $120 million.

NOTE 2. REVENUES FROM SERVICES

(In millions)	2003	2002	2001

Premiums earned by insurance businesses	$18,646	$16,484	$15,634
Interest on time sales and loans	16,495	14,068	12,136
Operating lease rentals	7,199	6,879	6,762
Investment income	6,468	5,570	6,593
Financing leases	4,077	4,441	4,346
Fees	3,349	2,943	2,535
Other income	5,122	5,018	7,223

Total	$61,356	$55,403	$55,229

For insurance businesses, the effects of reinsurance on premiums written and premiums earned were as follows:

	Premiums written			Premiums earned

(In millions)	2003	2002	2001	2003	2002	2001

Direct	$11,640	$11,659	$9,958	$11,433	$10,922	$9,912
Assumed	9,616	9,409	9,603	9,964	9,569	9,471
Ceded	(2,654)	(4,069)	(3,718)	(2,751)	(4,007)	(3,749)

Total	$18,602	$16,999	$15,843	$18,646	$16,484	$15,634

NOTE 3. OPERATING AND ADMINISTRATIVE EXPENSES

Our employees and retirees are covered under a number of pension, health and life insurance plans. The principal pension plan is the GE Company Pension Plan, a defined benefit plan. Employees of certain affiliates are covered under separate pension plans which are not significant individually or in the aggregate. We provide health and life insurance benefits to certain of our retired employees, principally through GE Company's benefit program. The annual cost to us of providing these benefits is not material.

(49)

     Rental expense relating to equipment we lease from others for the purpose of subleasing was $338 million in 2003, $378 million in 2002 and $400 million in 2001. Other rental expense was $556 million in 2003, $599 million in 2002, and $606 million in 2001, principally for the rental of office space and data processing equipment. At December 31, 2003, minimum rental commitments under noncancelable operating leases aggregated $4,354 million; $759 million in 2004; $627 million in 2005; $539 million in 2006; $509 million in 2007; $418 million in 2008 and $1,502 million thereafter. As a lessee, we have no material lease agreements classified as capital leases.

     Amortization of deferred acquisition costs charged to operations in 2003, 2002 and 2001 was $2,646 million, $2,390 million and $2,490 million, respectively.

NOTE 4. INVESTMENT SECURITIES

(In millions)	Amortized cost	Gross Unrealized gains	Gross Unrealized losses	Estimated fair value

December 31, 2003
Debt:
U.S. corporate	$50,779	$2,558	$(684)	$52,653
State and municipal	12,707	382	(23)	13,066
Mortgage-backed	13,441	271	(93)	13,619
Asset-backed	12,471	250	(84)	12,637
Corporate – non-U.S.	14,720	557	(89)	15,188
Government – non-U.S.	8,558	169	(65)	8,662
U.S. government and federal agency	1,611	58	(19)	1,650
Equity	2,593	393	(117)	2,869

Total	$116,880	$4,638	$(1,174)	$120,344

December 31, 2002
Debt:
U.S. corporate	$55,489	$2,416	$(1,490)	$56,415
State and municipal	12,147	358	(45)	12,460
Mortgage-backed	12,285	438	(46)	12,677
Asset-backed	7,081	126	(32)	7,175
Corporate – non-U.S.	13,396	529	(230)	13,695
Government – non-U.S.	8,147	291	(62)	8,376
U.S. government and federal agency	1,678	67	(18)	1,727
Equity	4,333	165	(493)	4,005

Total	$114,556	$4,390	$(2,416)	$116,530

     The following table presents the gross unrealized losses on, and estimated fair value of, our investment securities, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at December 31, 2003.

(50)

	Less than 12 months		12 months or more

(In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

Debt:
U.S. corporate	$7,915	$(255)	$2,010	$(429)
State and municipal	1,620	(23)	2	–
Mortgage-backed	4,299	(86)	135	(7)

Asset-backed	2,279	(26)	1,523	(58)
Corporate – non-U.S.	2,925	(71)	123	(18)
Government – non-U.S.	3,317	(60)	24	(5)
U.S. government and federal agency	256	(19)	–	–
Equity	394	(79)	105	(38)

Total	$23,005	$(619)	$3,922	$(555)

Of the $555 million of investment securities in an unrealized loss position for twelve months or more, approximately $355 million relates to securities collateralized by commercial aircraft, of which approximately $288 million are enhanced equipment trust certificates. Commercial aircraft positions are in a loss position as a result of ongoing negative market reaction to commercial airline industry difficulties. We review all of our investment securities routinely for other than temporary impairment as described on page 46.  In accordance with that policy, we provide for all amounts that we do not expect either to collect in accordance with the contractual terms of the instruments or to recover based on underlying collateral values.

     A substantial portion of our mortgage-backed securities are collateralized by U.S. residential mortgages.

CONTRACTUAL MATURITIES OF OUR INVESTMENT IN DEBT SECURITIES (EXCLUDING MORTGAGE-BACKED AND ASSET-BACKED SECURITIES)

(In millions)	Amortized cost	Estimated fair value

Due in
2004	$7,220	$7,265
2005-2008	20,445	20,895
2009-2013	25,232	25,829
2014 and later	35,478	37,230

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

     Supplemental information about gross realized gains and losses on investment securities follows.

(In millions)	2003	2002	2001

Gains	$1,322	$1,578	$1,800
Losses, including impairments	(914)	(1,277)	(838)

Net	$408	$301	$962

(51)

Proceeds from securities sales amounted to $34,106 million, $46,183 million, and $39,512 million in 2003, 2002 and 2001, respectively.

NOTE 5. FINANCING RECEIVABLES (INVESTMENTS IN TIME SALES, LOANS AND FINANCING LEASES)

December 31 (In millions)	2003	2002

COMMERCIAL FINANCE
Equipment	$60,370	$61,961
Commercial and industrial	39,383	36,512
Real estate	20,171	21,041
Commercial aircraft	12,424	11,397

	132,348	130,911

CONSUMER FINANCE
Non U.S. installment, revolving credit and other	34,440	23,655
Non U.S. residential	19,593	9,731
Non U.S. auto	18,668	15,113
U.S. installment, revolving credit and other	16,545	14,312
Other	5,431	3,225

	94,677	66,036

Other, principally Equipment Management	5,260	6,613

	232,285	203,560
Less allowance for losses (note 6)	(6,256)	(5,500)

Total	$226,029	$198,060

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

(52)

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

NET INVESTMENT IN FINANCING LEASES

	Total financing leases		Direct financing leases		Leveraged leases

December 31 (In millions)	2003	2002	2003	2002	2003	2002

Total minimum lease payments receivable	$87,400	$88,640	$57,929	$56,779	$29,471	$31,861
Less principal and interest on third-party nonrecourse debt	(22,144)	(24,249)	–	–	(22,144)	(24,249)

Net rentals receivable	65,256	64,391	57,929	56,779	7,327	7,612
Estimated unguaranteed residual value of leased assets	9,733	9,807	6,058	6,032	3,675	3,775
Less deferred income	(13,496)	(13,947)	(9,720)	(9,998)	(3,776)	(3,949)

Investment in financing leases	61,493	60,251	54,267	52,813	7,226	7,438
Less amounts to arrive at net investment
Allowance for losses	(830)	(861)	(734)	(759)	(96)	(102)
Deferred taxes	(10,250)	(9,763)	(5,793)	(5,559)	(4,457)	(4,204)

Net investment in financing leases	$50,413	$49,627	$47,740	$46,495	$2,673	$3,132

(53)

CONTRACTUAL MATURITIES

(In millions)	Total time sales and loans	Net rental receivable

Due in
2004	$55,044	$16,490
2005	28,020	13,272
2006	23,249	10,148
2007	13,951	6,883
2008	12,650	4,066
2009 and later	37,878	14,397

Total	$170,792	$65,256

We expect actual maturities to differ from contractual maturities.

 "Impaired" loans are defined by generally accepted accounting principles as large balance loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

December 31 (In millions)	2003	2002

Loans requiring allowance for losses	$940	$1,140
Loans expected to be fully recoverable	1,355	845

	$2,295	$1,985

Allowance for losses	$378	$397
Average investment during year	2,193	1,747
Interest income earned while impaired (a)	33	16

(a)	Recognized principally on cash basis.

(54)

NOTE 6. ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

(In millions)	2003	2002	2001

BALANCE AT JANUARY 1
Commercial Finance	$2,634	$2,513	$1,682
Consumer Finance	2,782	2,173	2,149
Other	84	106	195

	5,500	4,792	4,026
PROVISION CHARGED TO OPERATIONS
Commercial Finance	883	1,092	756
Consumer Finance	2,808	1,950	1,646
Other	61	42	79

	3,752	3,084	2,481

OTHER ADDITIONS (a)	648	704	563

GROSS WRITE-OFFS
Commercial Finance	(1,317)	(1,247)	(551)
Consumer Finance	(3,114)	(2,383)	(2,076)
Other	(61)	(92)	(147)

	(4,492)	(3,722)	(2,774)
RECOVERIES
Commercial Finance	126	95	66
Consumer Finance	710	534	417
Other	12	13	13

	848	642	496
BALANCE AT DECEMBER 31
Commercial Finance	2,219	2,634	2,513
Consumer Finance	3,984	2,782	2,173
Other	53	84	106

Balance at December 31	$6,256	$5,500	$4,792

(a)

Includes $168 million, $493 million and $666 million related to acquisitions and $480 million, $211 million and $(103) million related to the net effects of exchange rates in 2003, 2002 and 2001, respectively.

(55)

SELECTED FINANCING RECEIVABLES RATIOS

December 31	2003	2002

ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES AS A PERCENTAGE OF TOTAL FINANCING RECEIVABLES
Commercial Finance	1.68%	2.01%
Consumer Finance	4.21	4.21
Other	1.01	1.27
Total	2.69	2.70

NONEARNING AND REDUCED EARNING FINANCING RECEIVABLES AS A PERCENTAGE OF TOTAL FINANCING RECEIVABLES
Commercial Finance	1.3%	1.7%
Consumer Finance	2.6	2.4
Other	1.3	1.2
Total	1.8	1.9

NOTE 7. INSURANCE RECEIVABLES

December 31 (In millions)	2003	2002

Reinsurance recoverables	$12,067	$13,551
Commercial mortgage loans	6,164	5,358
Premiums receivable	4,510	5,314
Residential mortgage loans	1,258	1,919
Corporate and individual loans - Edison Life	–	1,801
Policy loans	1,245	1,539
Funds on deposit with reinsurers	623	830
Other	1,407	1,552
Allowance for losses	(221)	(279)

Total	$27,053	$31,585

(56)

NOTE 8. EQUIPMENT ON OPERATING LEASES (INCLUDING BUILDINGS AND EQUIPMENT)

December 31 (In millions)	Estimated useful lives	2003	2002

ORIGINAL COST (a)
Buildings and equipment	1 - 40	$4,792	$4,731
Equipment leased to others
Aircraft	6 - 19	23,065	20,053
Vehicles	3 - 12	16,600	13,349
Railroad rolling stock	3 - 30	3,356	3,376
Mobile and modular	3 - 20	3,164	2,994
Construction and manufacturing	3 - 25	1,562	1,326
All other	2 - 35	3,025	3,004

Total		$55,564	$48,833

NET CARRYING VALUE
Buildings and equipment		$2,827	$2,893
Equipment leased to others
Aircraft (b)		19,093	17,030
Vehicles		9,745	8,481
Railroad rolling stock		2,220	2,309
Mobile and modular		1,814	1,632
Construction and manufacturing		1,120	1,010
All other		1,997	1,975

Total		$38,816	$35,330

(a)	Includes $1.8 billion and $1.4 billion of assets leased to GE as of December 31, 2003 and 2002, respectively.
(b)

Commercial Finance recognized impairment losses of $0.2 billion in 2003 and 2002 recorded in the caption "Depreciation and amortization of equipment on operating leases (including buildings and equipment)" in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

Amortization of equipment leased to others was $4,224 million, $3,919 million and $3,461 million in 2003, 2002 and 2001, respectively. Noncancelable future rentals due from customers for equipment on operating leases at year-end 2003 are due as follows:

(In millions)

Due in
2004	$5,267
2005	4,662
2006	3,426
2007	2,373
2008	1,661
After 2008	5,673

Total	$23,062

(57)

NOTE 9. INTANGIBLE ASSETS

December 31 (In millions)	2003	2002

Goodwill	$21,527	$19,094
Present value of future profits (PVFP)	1,562	2,457
Capitalized software	800	894
Other intangibles	932	686

Total	$24,821	$23,131

Intangible assets are net of accumulated amortization of $11,515 million in 2003 and $10,603 million in 2002.

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION
	2003			2002

December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

PVFP	$4,571	$(3,009)	$1,562	$5,261	$(2,804)	$2,457
Capitalized software	1,560	(760)	800	1,462	(568)	894
Servicing assets (a)	3,539	(3,392)	147	3,582	(3,240)	342
Patents, licenses and other	304	(201)	103	283	(158)	125
All other	1,095	(417)	678	556	(341)	215

Total	$11,069	$(7,779)	$3,290	$11,144	$(7,111)	$4,033

(a)

Servicing assets, net of accumulated amortization, are associated primarily with serviced residential mortgage loans amounting to $14 billion and $33 billion at December 31, 2003 and 2002, respectively.

Indefinite-lived-intangibles assets were $4 million at December 31, 2003 and 2002, respectively and related primarily to patents, licenses and other.

     Amortization expense related to intangible assets, excluding goodwill, for 2003 and 2002, was $857 million and $1,521 million, respectively. The estimated percentage of the December 31, 2003, net PVFP balance to be amortized over each of the next five years follows.

2004	2005	2006	2007	2008

8.8%	8.2%	7.5%	6.9%	6.4%

(58)

Change in PVFP balances follow.

(In millions)	2003	2002

Balance at January 1	$2,457	$2,198
Acquisitions	46	494
Dispositions	(658)	–
Accrued interest (a)	80	83
Amortization	(318)	(369)
Other	(45)	51

Balance at December 31	$1,562	$2,457

(a)	Interest was accrued at a rate of 4.3% and 3.5% for 2003 and 2002, respectively.

Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in 2003 or 2002.

     Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

     The amount of goodwill amortization included in net earnings (net of income taxes) in 2001 was $552 million. The effects on earnings of excluding such goodwill amortization from 2001 follow.

(In millions)	2001

Net earnings, as reported	$5,417
Net earnings, excluding goodwill amortization	5,969

(59)

Changes in goodwill balances, net of accumulated amortization, follow.

2003

(In millions)	Commercial Finance	Consumer Finance	Equipment Management	Insurance	All Other GECS	Total

Balance January 1	$7,987	$5,562	$1,242	$4,176	$127	$19,094
Acquisitions/purchase accounting adjustments(a)	121	1,294	91	12	–	1,518
Foreign exchange and other	82	923	6	(96)	–	915

Balance December 31	$8,190	$7,779	$1,339	$4,092	$127	$21,527

2002

(In millions)	Commercial Finance	Consumer Finance	Equipment Management	Insurance	All Other GECS	Total

Balance January 1	$6,235	$3,826	$1,160	$3,372	$1,340	$15,933
Transition impairment	–	–	–	–	(1,204)	(1,204)
Acquisitions/purchase accounting adjustments(a)	1,684	1,286	31	542	–	3,543
Foreign exchange and other	68	450	51	262	(9)	822

Balance December 31	$7,987	$5,562	$1,242	$4,176	$127	$19,094

(a)

The amount of goodwill related to new acquisitions recorded during 2003 was $1,382 million, the largest of which was First National Bank ($680 million) by Consumer Finance. The amount of goodwill related to purchase accounting adjustments during 2003 was $136 million, primarily associated with the 2002 acquisitions of Australian Guarantee Corporation at Consumer Finance and Security Capital Group at Commercial Finance. The amount of goodwill related to new acquisitions recorded during 2002 was $2,371 million, the largest of which was Australian Guarantee Corporation ($621 million) by Consumer Finance. The amount of goodwill related to purchase accounting adjustments during 2002 was $1,172 million primarily associated with the 2001 acquisition of Heller Financial, Inc. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company's balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company's policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

(60)

NOTE 10. OTHER ASSETS

December 31 (In millions)	2003	2002

Investments
Associated companies (a)	$12,764	$11,635
Real estate (b)	13,390	14,395
Assets held for sale (c)	1,833	2,998
Other	8,052	5,164

	36,039	34,192

Separate accounts (see note 12)	16,820	14,978
Deferred acquisition costs	7,879	8,086
Derivative instruments (d)	1,797	2,071
Other	5,094	4,755

Total	$67,629	$64,082

(a)	Includes advances to associated companies which are non-controlled, non-consolidated equity investments.
(b)

Our investment in real estate consists principally of two categories: real estate held for investment and equity method investments. Both categories contain a wide range of properties including the following at December 31, 2003: office buildings (24%), self storage facilities (20%), apartment buildings (17%), retail facilities (14%), industrial properties (8%), franchise properties (7%), parking facilities (7%) and other (3%). At December 31, 2003, investments were located in North America (60%), Europe (24%) and Asia (16%).

(c)	These assets held for sale were accounted for at the lower of carrying amount or each asset's fair value less costs to sell.
(d)	Amounts are stated at fair value in accordance with SFAS 133. We discuss the types of derivative instruments and how we use them in note 19.

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 12.

(61)

NOTE 11. BORROWINGS

SHORT-TERM BORROWINGS

	2003			2002

December 31 (In millions)	Amount	Average rate	(a)	Amount	Average rate	(a)

Commercial paper – U.S.	$65,536	1.11%		$66,629	1.51%
Commercial paper – non-U.S.	15,062	2.93		17,611	3.41
Current portion of long-term debt	37,885	3.32		35,606	4.19
Other	14,505			10,280

Total	$132,988			$130,126

LONG-TERM BORROWINGS

	2003
December 31 (In millions)	Average rate	(a)	Maturities	2003	2002

Senior notes	3.42%		2005-2055	$149,049	$127,573
Extendible notes	1.27		2007-2008	12,229	12,000
Subordinated notes (b)	7.52		2005-2035	1,262	1,263

Total				$162,540	$140,836

(a)				Based on year-end balances and year-end local currency interest rate, including the effects of interest rates and currency swaps, if any, directly associated with the original debt issuance.
(b)				At year-end 2003 and 2002, $1.0 billion of subordinated notes were guaranteed by GE.

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in note 19.

LIQUIDITY is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities over the next five years follow.

(In millions)	2004	2005		2006	2007	2008

	$37,885	$45,457	(a)	$28,671	$18,140	$13,141

(a)	Floating rate extendible notes of $12.2 billion are due in 2005, but are extendible at the investor's option to a final maturity in 2007 ($12.0 billion) or 2008 ($0.2 billion).

Committed credit lines totaling $57.2 billion had been extended to us by 85 banks at year-end 2003. Included in this amount was $48.3 billion provided directly to us and $8.9 billion provided by 22 banks to GE to which we also have access. Our lines include $19.9 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. The remaining $37.3 billion are 364-day lines of which $26.9 billion contain a term-out feature that allows GE Capital to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but compensation amounts were insignificant in each of the past three years.

(62)

INTEREST RATE AND CURRENCY RISK is managed through the direct issuance of debt or use of derivatives. We take positions in view of anticipated behavior of assets, including prepayment behavior. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives. Effective interest rates were lower under these "synthetic" positions than could have been achieved by issuing debt directly. The following table shows our borrowing positions considering the effects of currency and interest rate swaps.

EFFECTIVE BORROWINGS (INCLUDING SWAPS)

	2003		2002

December 31 (In millions)	Amount	Average Rate	Amount

Short-term (a)	$66,501	1.73%	$60,151

Long-term (including current portion)
Fixed rate (b)	$121,098	4.89%	$121,147
Floating rate	107,929	1.96	89,049

Total long-term	$229,027		$210,196

(a)	Includes commercial paper and other short-term debt.
(b)

Includes fixed-rate borrowings and $26.5 billion ($34.4 billion in 2002) notional long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 2003, interest rate swap maturities ranged from 2004 to 2048, including swap maturities for hedges of commercial paper that ranged from 2004 to 2024. The use of commercial paper swaps allows us to match our actual asset profile more efficiently and provides more flexibility as it does not depend on investor demand for particular maturities.

NOTE 12. INSURANCE LIABILITIES, RESERVES AND ANNUITY BENEFITS

December 31 (In millions)	2003	2002

Investment contracts and universal life benefits	$55,119	$43,614
Life insurance benefits (a)	28,040	39,254
Unpaid claims and claims adjustment expenses (b)	29,176	30,571
Unearned premiums	7,109	7,436
Separate accounts (see note 10)	16,820	14,978

Total	$136,264	$135,853

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 1.2% to 8.5% in 2003 and 1.5% to 8.5% in 2002.
(b)

Principally property and casualty reserves amounting to $24.9 billion and $26.1 billion at December 31, 2003 and 2002, respectively. Includes amounts for both reported and incurred-but-not-reported claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.

(63)

When insurance affiliates cede insurance to third parties, we are not relieved of our primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required.

     We recognize reinsurance recoveries as a reduction of the statement of earnings caption "Insurance losses and policyholder and annuity benefits." Reinsurance recoveries were $1,781 million, $2,234 million and $5,863 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The insurance liability for unpaid claims and claims adjustment expenses related to policies that may cover environmental and asbestos exposures is based on known facts and an assessment of applicable law and coverage litigation. Liabilities are recognized for both known and unasserted claims (including the cost of related litigation) when sufficient information has been developed to indicate that a claim has been incurred and a range of potential losses can be reasonably estimated. Developed case law and adequate claim history do not exist for certain claims, principally due to significant uncertainties as to both the level of ultimate losses that will occur and what portion, if any, will be deemed to be insured amounts.

     A summary of activity affecting unpaid claims and claims adjustment expenses, principally in property and casualty lines, follows.

(In millions)	2003	2002	2001

Balance at January 1 – gross	$30,571	$27,233	$22,886
Less reinsurance recoverables	(9,646)	(9,400)	(5,477)

Balance at January 1 – net	20,925	17,833	17,409

Claims and expenses incurred:
Current year	9,002	9,505	9,199
Prior years	740	3,188	682
Claims and expenses paid:
Current year	(2,565)	(3,173)	(3,021)
Prior years	(7,079)	(6,918)	(6,694)
Claim reserves related to acquired companies	–	81	–
Other	(160)	409	258

Balance at December 31 – net	20,863	20,925	17,833

Add reinsurance recoverables	8,313	9,646	9,400

Balance at December 31 – gross	$29,176	$30,571	$27,233

Claims and expenses incurred–prior years represents additional losses (adverse development) recognized in any year for loss events that occurred before the beginning of that year. Adverse development, which amounted to 4%, 18% and 4% of beginning of year loss reserves in 2003, 2002 and 2001, respectively, was primarily encountered at GE Global Insurance Holding .

(64)

     In 2001, we began to experience an acceleration of reported claims activity in certain liability-related coverages, specifically, hospital liability, non-standard auto (automobile insurance extended to higher-risk drivers) and commercial and public entity general liability lines of business and recognized the increase in projected ultimate losses.

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

     In 2003, we continued to monitor our reported claims activity compared with our revised expected loss levels. In a majority of our lines of businesses, reported claims activity in 2003 was reasonably close to expected amounts. In a few lines–principally medical malpractice, product liability and certain director and officer related coverage-reported claims volumes exceeded our revised loss expectations. Accordingly, we increased our loss reserves to the newly–indicated ultimate levels in 2003, recording adverse development of $0.9 billion. We will continue to monitor reported claims activity for all lines of business in the future and take necessary reserve actions–either to increase or decrease reserves–as our estimates continue to mature.

     Our Mortgage Insurance business experienced favorable development during the three-year period, primarily reflecting continued strength in certain real estate markets and the success of our loss containment initiatives.

     Financial guarantees and credit life risk of insurance affiliates are summarized below.

December 31 (In millions)	2003	2002

Guarantees, principally on municipal bonds and asset-backed securities	$1,190	$226,559
Mortgage insurance risk in force	146,627	101,530
Credit life insurance risk in force	25,728	23,283
Less reinsurance	(2,207)	(38,883)

Total	$171,338	$312,489

(65)

Certain insurance affiliates offer insurance guaranteeing the timely payment of scheduled principal and interest on municipal bonds and certain asset-backed securities. Substantially all of this business was conducted by Financial Guarantee Insurance Company (FGIC) which we sold in the fourth quarter of 2003. Other insurance affiliates provide insurance to protect residential mortgage lenders from severe financial loss caused by the non-payment of loans and issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of their overall risk management process, insurance affiliates cede to third parties a portion of their risk associated with these guarantees. In doing so, they are not relieved of their primary obligation to policyholders.

NOTE 13. INCOME TAXES

The provision for income taxes is summarized in the following table.

(In millions)	2003	2002	2001

Current tax expense (benefit)	$720	$(1,488)	$517
Deferred tax expense from temporary differences	738	1,409	863

	$1,458	$(79)	$1,380

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return.

     Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of ($56) million, ($1,881) million, and ($125) million in 2003, 2002 and 2001, respectively, and amounts applicable to non-U.S. jurisdictions of $744 million, $407 million, and $606 million in 2003, 2002 and 2001, respectively. Deferred tax expense related to U.S. federal income taxes was $254 million, $971 million and $803 million in 2003, 2002 and 2001, respectively, and amounts applicable to non-U.S. jurisdictions of $366 million, $312 million and $109 million in 2003, 2002 and 2001, respectively.

     Deferred income tax balances reflect the effect of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

     We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2003, were approximately $13.4 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

     U.S. income before taxes and the cumulative effect of accounting changes was $2.9 billion in 2003, ($0.4) billion in 2002 and $3.1 billion in 2001. The corresponding amounts for non-U.S. based operations were $6.3 billion in 2003, $4.9 billion in 2002 and $3.9 billion in 2001.

(66)

     A reconciliation of the U.S. federal statutory tax rate to the actual tax rate is provided below.

RECONCILIATION OF U.S. FEDERAL STATUTORY TAX RATE TO ACTUAL TAX RATE

	2003	2002	2001

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Amortization of goodwill	–	–	0.9
Tax-exempt income	(2.4)	(5.1)	(3.8)
Tax on international activities including exports	(10.8)	(22.5)	(6.7)
Kidder Peabody tax settlement	–	(3.6)	–
GE Financial Assurance tax settlement	–	(3.4)	–
Fuels credits	(1.2)	(3.1)	(1.4)
Americom/Rollins goodwill	–	–	(3.2)
Sale of ERC Life Reinsurance Corporation	(2.4)	–	–
All other – net	(2.4)	1.0	(1.0)

	(19.2)	(36.7)	(15.2)

Actual income tax rate	15.8%	(1.7)%	19.8%

Principal components of our net liability/(asset) representing deferred income tax balances are as follows:

December 31 (In millions)	2003	2002

ASSETS
Allowance for losses	$2,036	$1,569
Insurance reserves	1,109	1,218
Derivatives qualifying as hedges	1,029	1,252
AMT credit carryforward	351	597
Other	5,423	2,948

Total deferred tax assets	9,948	7,584

LIABILITIES
Financing leases	10,250	9,763
Operating leases	3,523	3,627
Deferred acquisition costs	1,501	1,494
Other	5,410	3,290

Total deferred tax liabilities	20,684	18,174

NET DEFERRED INCOME TAX LIABILITY	$10,736	$10,590

(67)

NOTE 14. MINORITY INTEREST

Minority interest in equity of consolidated affiliates includes preferred stock issued by GE Capital and by affiliates of GE Capital. The preferred stock primarily pays cumulative dividends at variable rates. Value of the preferred shares is summarized below.

December 31 (In millions)	2003	2002

GE Capital	$2,600	$2,600
GE Capital affiliates	1,841	1,588

Dividend rates in local currency on the preferred stock ranged from 0.91% to 5.65% during 2003 and from 1.44% to 6.20% during 2002.

NOTE 15. RESTRICTED NET ASSETS OF AFFILIATES

Certain of our consolidated affiliates are restricted from remitting funds to us in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At December 31, 2003 and 2002, net assets of our regulated affiliates amounted to $46.7 billion and $43.7 billion, respectively, of which $37.0 billion and $37.8 billion, respectively, was restricted.

     At December 31, 2003 and 2002, the aggregate statutory capital and surplus of the insurance businesses totaled $15.9 billion and $17.9 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

(68)

NOTE 16. SHAREOWNER'S EQUITY

(In millions)	2003	2002	2001

CUMULATIVE PREFERRED STOCK ISSUED	$10	$10	$10

COMMON STOCK ISSUED	$1	$1	$1

ACCUMULATED NONOWNER CHANGES OTHER THAN EARNINGS
Balance at January 1	$(1,667)	$(2,078)	$(953)
Cumulative effect of adopting SFAS 133 – net of deferred taxes of $(525)	–	–	(849)
Investment securities – net of deferred taxes of $557, $902 and $147 (a)	897	1,735	273
Currency translation adjustments – net of deferred taxes of $(1,361), $31 and $63	3,417	58	117
Derivatives qualifying as hedges – net of deferred taxes of $(400), $(855) and $(448)	(750)	(2,131)	(577)
Reclassification adjustments -
Investment securities – net of deferred taxes of $(143), $(105) and $(337)	(265)	(196)	(625)
Currency translation adjustments	4	–	–
Derivatives qualifying as hedges – net of deferred taxes of $619, $217 and $386	1,099	945	536

Balance at December 31	$2,735	$(1,667)	$(2,078)

OTHER CAPITAL
Balance at January 1	$12,261	$5,979	$2,742
Contributions (b)	(3)	6,282	3,237

Balance at December 31	$12,258	$12,261	$5,979

RETAINED EARNINGS
Balance at January 1	$26,324	$24,678	$21,222
Net earnings	7,415	3,611	5,417
Dividends (b)	(3,435)	(1,965)	(1,961)

Balance at December 31	$30,304	$26,324	$24,678

TOTAL SHAREOWNER'S EQUITY	$45,308	$36,929	$28,590

(a)

This category includes $(19) million and $(22) million, net of deferred taxes of $(9) million and $(14) million, in 2003 and 2002, respectively, for minimum pension liabilities on certain pension plans other than the principal pension plans.

(b)	Total dividends and other transactions with the shareowner reduced equity by $3,438 million in 2003 and increased equity by $4,317 million and $1,276 million in 2002 and 2001, respectively.

Our outstanding preferred stock amounted to $510 million at December 31, 2003, all of which was held by consolidated affiliates with the exception of $10 million of such shares, which were dividended to GE Company in 1994. All other equity is owned entirely by GE Company and an affiliate.

     The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowner's equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period.

(69)

NOTE 17. SUPPLEMENTAL CASH FLOWS INFORMATION

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

(70)

Certain supplemental information related to our cash flows is shown below.

For the years ended December 31 (In millions)	2003	2002	2001

FINANCING RECEIVABLES
Increase in loans to customers	$(263,815)	$(209,431)	$(139,793)
Principal collections from customers – loans	229,823	185,329	120,334
Investment in equipment for financing leases	(22,825)	(19,828)	(20,618)
Principal collections from customers – financing leases	18,018	15,305	11,764
Net change in credit card receivables	(11,483)	(19,108)	(14,815)
Sales of financing receivables	36,009	29,651	29,291

	$(14,273)	$(18,082)	$(13,837)

ALL OTHER INVESTING ACTIVITIES
Purchases of securities by insurance and annuity businesses	$(50,127)	$(64,721)	$(53,452)
Dispositions and maturities of securities by insurance and annuity businesses	43,720	54,423	45,403
Proceeds from principal business dispositions	3,337	–	2,572
Other	3,483	(4,936)	(2,264)

	$413	$(15,234)	$(7,741)

NEWLY ISSUED DEBT HAVING MATURITIES LONGER THAN 90 DAYS
Short-term (91 to 365 days)	$1,576	$1,796	$12,622
Long-term (longer than one year)	57,572	93,026	16,118
Proceeds – nonrecourse, leveraged lease debt	791	1,222	2,012

	$59,939	$96,044	$30,752

REPAYMENTS AND OTHER REDUCTIONS OF DEBT HAVING MATURITIES LONGER THAN 90 DAYS
Short-term (91 to 365 days)	$(38,694)	$(32,950)	$(29,195)
Long-term (longer than one year)	(3,402)	(5,936)	(6,582)
Principal payments – nonrecourse, leveraged lease debt	(782)	(339)	(274)

	$(42,878)	$(39,225)	$(36,051)

ALL OTHER FINANCING ACTIVITIES
Proceeds from sales of investment contracts	$9,319	$7,894	$9,080
Redemption of investment contracts	(9,556)	(6,834)	(7,033)
Capital contributions from GE	–	6,300	3,043
Cash received upon assumption of insurance liabilities	–	2,813	–

	$(237)	$10,173	$5,090

CASH (PAID) RECOVERED DURING THE YEAR FOR:
Interest	$(10,313)	$(9,499)	$(10,767)
Income taxes	1,146	1,383	129

(71)

NOTE 18. OPERATING SEGMENTS

Our operating segments are organized based on the nature of products and services provided. The accounting policies for these segments are the same as those described in note 1. We evaluate the performance of our operating segments primarily on the basis of earnings before accounting changes. Details of total revenues and earnings before accounting changes by operating segment are provided in the consolidated table on page 16 of this report. Other specific information is provided as follows.

	Total revenues			Intersegment revenues			External revenues

For the years ended December 31 (In millions)	2003	2002	2001	2003	2002	2001	2003	2002	2001

Commercial Finance	$18,869	$17,781	$15,759	$172	$55	$37	$18,697	$17,726	$15,722
Consumer Finance	12,845	10,266	9,508	23	12	12	12,822	10,254	9,496
Equipment Management	4,707	4,766	4,904	34	83	90	4,673	4,683	4,814
Insurance	26,194	23,296	23,890	23	2	13	26,171	23,294	23,877
All Other GECS	1,664	2,590	4,795	(252)	(152)	(152)	1,916	2,742	4,947

Total	$64,279	$58,699	$58,856	$–	$–	$–	$64,279	$58,699	$58,856

(72)

	Depreciation and amortization(a)			Provision for income taxes

For the years ended December 31 (In millions)	2003	2002	2001	2003	2002	2001

Commercial Finance	$2,205	$2,056	$1,465	$855	$780	$772
Consumer Finance	276	232	178	458	527	460
Equipment Management	2,127	1,904	1,976	(26)	86	(131)
Insurance	469	432	502	928	(676)	509
All Other GECS	285	207	379	(757)	(796)	(230)

Total	$5,362	$4,831	$4,500	$1,458	$(79)	$1,380

	Interest on time sales and loans			Interest expense

For the years ended December 31 (In millions)	2003	2002	2001	2003	2002	2001

Commercial Finance	$5,662	$5,253	$4,285	$5,577	$5,753	$5,754
Consumer Finance	10,266	8,254	7,156	2,696	2,143	2,179
Equipment Management	35	48	25	741	812	905
Insurance	495	445	553	531	481	559
All Other GECS	37	68	117	324	746	1,201

Total	$16,495	$14,068	$12,136	$9,869	$9,935	$10,598

	Assets At December 31			Additions to equipment on operating leases (including buildings and equipment) (b) For the years ended December 31

(In millions)	2003	2002	2001	2003	2002	2001

Commercial Finance (c)	$203,983	$194,245	$169,869	$4,456	$7,456	$8,838
Consumer Finance (c)	106,530	76,965	62,978	191	221	195
Equipment Management (c)	25,469	25,222	24,940	3,854	2,606	5,161
Insurance	169,882	182,297	155,500	35	71	37
All Other GECS	48,662	11,099	12,197	231	1,354	392

Total	$554,526	$489,828	$425,484	$8,767	$11,708	$14,623

(a)	Excludes amortization of goodwill.
(b)	Additions to equipment on operating leases (including buildings and equipment) include amounts relating to principal businesses purchased.
(c)

Total assets of the Commercial Finance, Consumer Finance and Equipment Management segments at December 31, 2003, include investments in and advances to non-consolidated affiliates of $6,653 million, $979 million and $4,805 million, respectively, which contributed approximately $346 million, $32 million and $168 million, respectively, to segment pre-tax income for the year ended December 31, 2003.

Revenues originating from operations based in the United States were $36,442 million, $34,341 million and $35,230 million in 2003, 2002 and 2001, respectively. Revenues originating from operations based outside the United States were $27,837 million, $24,358 million and $23,626 million in 2003, 2002 and 2001, respectively.

Long-lived assets – equipment on leases including buildings and equipment – associated with operations based in the United States were $11,964 million, $11,078 million and $10,251 million at year-end 2003, 2002 and 2001, respectively. Long-lived assets associated with operations based outside the United States were $26,852 million, $24,252 million and $20,893 million at year-end 2003, 2002 and 2001, respectively.

(73)

NOTE 19. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Derivatives and Hedging

Exchange rate and interest rate risks are managed with a variety of straightforward techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. We apply strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities.

     To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures of correlation. If a hedge relationship becomes ineffective, it no longer qualifies as a hedge. Any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in the fair value of the derivative, are recognized in earnings.

Cash flow hedges

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, we often borrow at a variable rate of interest to fund our businesses. If Commercial Finance needs the funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, upon making a fixed rate loan, we will contractually commit to pay a fixed rate of interest to a counterparty who will pay us a variable rate of interest (an "interest rate swap"). We then designate this swap as a cash flow hedge of the associated variable rate borrowing. If, as expected, the derivative is perfectly effective in offsetting variable interest in the borrowing, we record changes in its fair value in a separate component in equity, then release those changes to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided on page 76.

     We use currency forwards and options to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions. These instruments permit us to eliminate the cash flow variability, in local currency, of costs or selling prices denominated in currencies other than the functional currency. In addition, we use these instruments, along with interest rate and currency swaps, to optimize borrowing costs and investment returns. For example, currency swaps and non-functional currency borrowings together provide lower funding costs than could be achieved by issuing debt directly in a given currency.

     At December 31, 2003, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $1,727 million, of which we expect to transfer $432 million to earnings in 2004 along with the earnings effects of the related forecasted transactions. At December 31, 2003, the amount of unrecognized losses related to cash flow hedges of short-term borrowings was $2,242 million. In 2003, there were no forecasted transactions that failed to occur. At December 31, 2003, the maximum term of derivative instruments that hedge forecasted transactions, other than interest rate swaps designated as hedges of commercial paper (discussed in note 11), was 24 months.

(74)

Fair value hedges

Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. For example, we will use an interest rate swap in which we receive a fixed rate of interest and pay a variable rate of interest to change the cash flow profile of a fixed rate borrowing to match the variable rate financial asset that it is funding. We record changes in fair value of derivatives designated and effective as fair value hedges in earnings, offset by corresponding changes in the fair value of the hedged item.

     We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effect of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed-rate borrowings and certain types of fixed-rate assets. Fair value adjustments decreased the carrying amount of debt outstanding at December 31, 2003, by $1,671 million. We use equity options to hedge price changes in investment securities and, at Insurance, equity-indexed annuity liabilities.

Net investment hedges

Net investment hedges are hedges that use derivative contracts or cash instruments to hedge the foreign currency exposure of a net investment in a foreign operation. We manage currency exposures that result from net investments in affiliates principally by funding assets denominated in local currency with debt denominated in that same currency. In certain circumstances, we manage such exposures with currency forwards and currency swaps.

Derivatives not designated as hedges

We must meet specific criteria in order to apply any of the three forms of hedge accounting. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described in the following paragraph. We also will occasionally receive derivatives, such as equity warrants, in the ordinary course of business. Derivatives that do not qualify for hedge accounting are marked to market through earnings.

     We use option contracts, including caps, floors and collars, as an economic hedge of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. We occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are considered to be derivatives, their economic risk is similar to, and managed on the same basis as, other equity instruments we hold.

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

(75) Table of Contents December 31 (In millions)	2003	2002

Cash Flow Hedges
Ineffectiveness	$(18)	$(22)
Amounts excluded from the measure of effectiveness	–	–

Fair Value Hedges
Ineffectiveness	1	2
Amounts excluded from the measure of effectiveness	–	–

Counterparty credit risk

The risk that counterparties to derivative contracts will default and not make payments to us according to the terms of the agreements is counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that we net exposures on transactions by counterparty where legal right of offset exists to determine the amount of exposure to each counterparty. When a counterparty exceeds credit exposure limits (see table below), as measured by current market value of the derivative contract, no additional transactions are permitted to be executed until the exposure with that counterparty is reduced to an amount that is within the established limits. Swaps are required to be executed under master agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

     To further mitigate credit risk, in certain cases we have entered into collateral arrangements that provide us with the right to hold collateral when the current market value of derivative contracts exceeds an exposure threshold. Under these arrangements, we may receive U.S. Treasury and other highly rated securities or cash to secure our exposure to counterparties; such collateral is available to us in the event that a counterparty defaults. From an economic standpoint, we evaluate credit risk exposures and compliance with credit exposure limits net of such collateral. If the downgrade provisions had been triggered at December 31, 2003, we could have been required to disburse up to $3.6 billion and could have claimed $1.8 billion from counterparties (including $1.3 billion of collateral that has been pledged to us).

(76)

     Fair values of our derivative assets and liabilities represent the replacement value of existing derivatives at market prices and can change significantly from period to period based on, among other factors, market movements and changes in our positions. At December 31, 2003 and 2002, gross fair value gains amounted to $4.6 billion and $4.7 billion, respectively. At December 31, 2003 and 2002, gross fair value losses amounted to $6.4 billion and $6.7 billion, respectively.

     The following tables illustrate our policy relating to exposure limits to counterparties.

COUNTERPARTY CREDIT CRITERIA

Credit rating

	Moody's	S&P

Foreign exchange forwards less than one year	P-1	A- 1
Other derivatives less than one year	Aa3 (a)	AA- (a)
All derivatives between one and five years	Aa3(a)	AA- (a)
All derivatives greater than five years	Aaa(a)	AAA(a)

(a)	Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement must have a minimum A3/A- rating.

EXPOSURE LIMITS

(In millions)	Exposure

	Less than one year	Greater than one year

		With collateral	Without collateral
Minimum rating
Aaa/AAA	$150	$100	$75
Aa3/AA-	150	50	50
A3/A-	150	5	Not allowed

(77)

FINANCIAL INSTRUMENTS

	2003				2002

			Assets (liabilities)				Assets (liabilities)

December 31 (In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value

Assets
Time sales and loans	$	(a)	$165,384	$164,696	$	(a)	$138,695	$140,309
Other commercial and residential mortgages		(a)	8,759	9,085		(a)	8,093	8,461
Consolidated, liquidating securization entities (b)		(a)	26,463	26,469		(a)	–	–
Other financial instruments		(a)	2,701	2,701		(a)	6,702	6,703
Liabilities
Borrowings (c) (d)		(a)	(295,528)	(300,189)		(a)	(270,962)	(281,035)
Investment contract benefits		(a)	(34,224)	(34,035)		(a)	(37,814)	(37,522)
Insurance – financial guarantees and credit life (e)		171,338	(3,935)	(3,935)		312,489	(3,614)	(3,519)
Consolidated, liquidating securization entities (b)		(a)	(25,721)	(25,714)		(a)	–	–
Other firm commitments
Ordinary course of business lending commitments (f)
Fixed rate		2,158	–	–		842	–	–
Variable rate		8,923	–	–		11,114	–	–
Unused revolving credit lines
Commercial
Fixed rate		3,396	–	–		8,879	–	–
Variable rate		23,167	–	–		19,646	–	–
Consumer – principally credit cards
Fixed rate		111,392	–	–		136,249	–	–
Variable rate		121,806	–	–		122,836	–	–

(a)				These financial instruments do not have notional amounts.
(b)				See note 20.
(c)				Includes effects of interest rate swaps.
(d)				See note 11.
(e)				See note 12.
(f)				Excludes inventory financing arrangements which may be withdrawn at our option of $4.2 billion and $4.7 billion as of December 31, 2003 and 2002, respectively.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities, separate accounts and derivative financial instruments. Other assets and liabilities – those not carried at fair value – are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although we have made every effort to represent accurate fair values in this section, it would be unusual if the estimates could actually have been realized at December 31, 2003 or 2002.

     A description of how we estimate fair values follows.

(78)

Time sales and loans

Based on quoted market prices, recent transactions and/ or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Borrowings

Based on discounted future cash flows using current market rates which are comparable to market quotes.

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

(79)

NOTE 20. SECURITIZATION ENTITIES

We securitize financial assets in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both supported and third-party entities to execute securitization transactions funded in the commercial paper and term bond markets.

     The following table represents assets in securitization entities both consolidated and off-balance sheet.

December 31 (In millions)

	2003	2002
Receivables secured by:
Equipment	$15,616	$13,926
Commercial real estate	16,713	14,168
Other assets	9,114	12,000
Credit card receivables	8,581	11,292
Other trade receivables	–	693

Total securitized assets	$50,024	$52,079

On-balance sheet assets in securitization
entities (a)	$26,463	$–
Off-balance sheet (b) (c)
Supported entities	5,759	42,222
Other	17,802	9,857

Total securitized assets	$50,024	$52,079

(a)

Related credit and liquidity support amounted to $18.4 billion, net of $5.3 billion of participated liquidity and arrangements that defer liquidity beyond 2005. This amount includes credit support, in which we provide recourse for a maximum of $8.6 billion at December 31, 2003.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $0.1 billion and $0.3 billion at December 31, 2003 and 2002, respectively.
(c)

At December 31, 2003 and 2002, related credit and liquidity support amounted to $3.1 billion and $27.5 billion, respectively, net of participated liquidity and arrangements that defer liquidity beyond one year which amounted to $2.4 billion and $13.6 billion, respectively. These amounts include credit support of $5.5 billion and $16.9 billion at December 31, 2003 and 2002, respectively.

Securitized assets that are on-balance sheet were consolidated on July 1, 2003, upon adoption of FIN 46 Consolidation of Variable Interest Entities. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Use of the assets is restricted by terms of governing documents, and their liabilities are not our legal obligations. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. Given their unique nature the entities are classified in separate financial statement captions, "Consolidated, liquidating securitization entities."

     We continue to engage in off-balance sheet securitization transactions with third party entities and to use public market, term securitizations. Further information about these activities is provided on page 83.

(80)

On-balance sheet arrangements

     The following tables summarize the revenues, expenses, assets, liabilities and cash flows associated with consolidated securitization entities.

(In millions)	2003

REVENUES(a)
Interest on time sales and loans	$513
Financing leases	129
Other	53

Total	$695

EXPENSES(a)
Interest	393
Costs and expenses(b)	114

Total	$507

(a) (b)	Entities consolidated on July 1, 2003. Includes minority interest expense of $20 million.

December 31 (In millions)	2003

ASSETS
Cash	$684
Debt securities	1,566
Financing receivables(a) (b)	21,877
Other	2,336

Total	$26,463

LIABILITIES
Short-term borrowings(c)	$22,842
Long-term notes payable(d)	1,948
Other liabilities	517
Minority interest	414

Total	$25,721

(a)	Includes $0.9 billion of retained interests associated with securitized assets now consolidated.
(b)	At July 1, 2003, the carrying amount of financing receivables was recorded net of a previously recorded recourse obligation of $0.1 billion.
(c)	Primarily commercial paper with original maturities less than one year. Average interest rate of 1.1%, including the effect of interest rate swaps designated and effective as hedges.
(d)	Weighted average rate of 2.0%; matures between 2005 and 2007.

(81)

The portfolio of financing receivables consists of loans and financing lease receivables secured by equipment, commercial real estate and other assets; credit card receivables; and trade receivables. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans, and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base. Under terms of credit and liquidity support agreements with these entities, when predefined triggers are met related to asset credit quality or a put is exercised by beneficial interest holders, we may be required to repurchase financing receivables. Upon such repurchases, the underlying receivable is classified as "Financing receivables" (disclosed in note 5).

     Financing receivables includes $3,827 million of direct financing leases, an analysis of which follows.

December 31 (In millions)	2003

DIRECT FINANCING LEASES
Total minimum lease payments receivable	$4,192
Estimated unguaranteed residual value of leased assets	14
Less deferred income	(379)

Investment in financing leases	$3,827

A schedule of changes in the financing receivables balance since we adopted FIN 46 follows.

(In millions)	2003

Balance at July 1	$31,395
Net collections	(9,150)
Net write-offs	(42)
Credit and liquidity support repurchases	(54)
All other	(272)

Balance at December 31	$21,877

Although we expect actual maturities to differ from contractual maturities, the following table summarizes the contractual maturities of financing receivables in our consolidated securitization entities.

CONTRACTUAL MATURITIES

(In millions)	Total time sales and loans	Net rentals receivable

Due in
2004	$4,810	$1,329
2005	1,317	1,001
2006	1,325	636
2007	1,104	330
2008	965	130
2009 and later	8,529	766

Total	$18,050	$4,192

(82)

(In millions)	2003

CASH FLOWS - INVESTING ACTIVITIES(a)
Net Collections	$9,150
Other	225

Total	$9,375

CASH FLOWS - FINANCING ACTIVITIES(a)
Newly issued debt	$157,593
Repayments and other reductions	(167,354)

Total	$(9,761)

(a) Entities consolidated on July 1, 2003.

Derivatives included in consolidated securitization entities consist principally of pay fixed, receive variable interest rate swaps. These swaps are designated, and effective, as hedges of fixed rate assets (fair value hedges) or variable rate liabilities (cash flow hedges). Risk management objectives are consistent with those described in note 19. Ineffectiveness recognized on fair value hedges was zero; ineffectiveness recognized on cash flow hedges was insignificant. No amounts were excluded from the measure of ineffectiveness of either fair value or cash flow hedges.

Off-balance sheet arrangements

As discussed on page 80, assets in off-balance sheet securitization entities amounted to $23.6 billion and $52.1 billion at December 31, 2003 and 2002, respectively.

     Additional information about securitization transactions follows.

(In millions)	2003	2002	2001

Gross gains	$1,394	$1,796	$2,193
Reduction of retained interest
in revolving facilities, before replenishment	(1,160)	(1,029)	(866)

Net	$234	$767	$1,327

(83)

Amounts recognized in our financial statements related to sales to off-balance sheet securitization entities are as follows:

December 31 (In millions)	2003	2002

Retained interests	$2,479	$3,073
Servicing assets (a)	150	340
Recourse liability	(75)	(261)

Total	$2,554	$3,152

(a)

Includes mortgage servicing rights related to an amortizing pool of mortgages associated with a business exited in 2000. As of December 31, 2003, the net carrying value of remaining mortgage servicing rights relating to these former operations was $115 million.

•     RETAINED INTERESTS. When we securitize receivables, we determine fair value based on discounted cash flow models that incorporate, among other things, assumptions including loan pool credit losses, prepayment speeds and discount rates. These assumptions are based on our experience, market trends and anticipated performance related to the particular assets securitized. Subsequent to recording retained interests, we review recorded values quarterly in the same manner and using current assumptions. We recognize impairments when carrying amounts exceed current fair values.

•     SERVICING ASSETS. Following a securitization transaction, we retain responsibility for servicing the receivables, and are therefore entitled to an ongoing fee based on the outstanding principal balances of the receivables. Servicing assets are primarily associated with residential mortgage loans. Their value is subject to credit, prepayment and interest rate risk.

•     RECOURSE LIABILITY. Certain transactions require credit support agreements. As a result, we provide for expected credit losses under these agreements and such amounts approximate fair value.

(84)

The following table summarizes data related to securitization sales that we completed during 2003.

(In millions)	Equipment	Commercial real estate	Other assets	Credit card receivables

Cash proceeds from securitization	$5,416	$3,082	$2,009	N/A
Proceeds from collections
reinvested in new receivables	N/A	N/A	$14,047	$11,453
Weighted average lives (in months)	29	72	106	7
ASSUMPTIONS AS OF SALE DATE (a)
Discount rate	6.6%	11.5%	6.4%	11.2%
Prepayment rate	10.1%	10.8%	4.6%	15.0%
Estimate of credit losses	1.6%	1.6%	0.2%	10.8%

(a)	Based on weighted averages.

Key assumptions used in measuring the fair value of retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are noted in the following table. These assumptions may differ from those in the previous table as these relate to all outstanding retained interests as of December 31, 2003.

(In millions)	Equipment	Commercial real estate	Other assets	Credit card receivables

DISCOUNT RATE (a)	6.5%	10.7%	7.7%	10.9%
Effect of:
10% Adverse change	$(10)	$(14)	$(30)	$(8)
20% Adverse change	(20)	(27)	(57)	(25)
PREPAYMENT RATE (a)	11.0%	4.1%	1.0%	15.4%
Effect of:
10% Adverse change	$(5)	$(1)	$(7)	$(33)
20% Adverse change	(11)	(3)	(14)	(62)
ESTIMATE OF CREDIT LOSSES (a)	2.0%	1.9%	0.1%	9.9%
Effect of:
10% Adverse change	$(2)	$(8)	$(2)	$(46)
20% Adverse change	(3)	(16)	(4)	(91)
Remaining weighted
Average lives (in months)	43	112	64	7
Net Credit losses	$5	$–	$14	$443
Delinquencies	52	52	4	139

(a)				Based on weighted averages.

GUARANTEE AND REIMBURSEMENT CONTRACTS. We provide protection to certain counterparties of interest rate swaps entered into by securitization-related entities related to changes in the relationship between commercial paper interest rates and the timing and amount of the payment streams. These arrangements provide protection for the life of the assets held by the SPE but generally amortize in proportion to the decline in underlying asset principal balances. The notional amount of such support is $0.3 billion; fair value of the related asset was $1 million at year-end 2003.

(85)

NOTE 21. COMMITMENTS AND GUARANTEES

Our Commercial Finance business had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $13.5 billion at year-end 2003.

     At year-end 2003, we were committed under the following guarantee arrangements beyond those provided on behalf of SPEs (see note 20):

•     LIQUIDITY SUPPORT. Liquidity support provided to holders of certain variable rate bonds issued by municipalities amounted to $3.8 billion at December 31, 2003. If holders elect to sell supported bonds that cannot be remarketed, we are obligated to repurchase them at par. If called upon, our position would be secured by the repurchased bonds. While we hold any such bonds, we would receive interest payments from the municipalities at a rate that is in excess of the stated rate on the bond. To date, we have not been required to perform under such arrangements. In addition, we are currently not providing any new liquidity facilities and will continue to reassess the decision in the future. The current liquidity facilities discussed above will remain in effect in accordance with their original terms.

•     CREDIT SUPPORT. We have provided $6.3 billion of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable our customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed but possibly by total assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $85 million at December 31, 2003.

•     INDEMNIFICATION AGREEMENTS. These are agreements that require us to fund up to $1.2 billion under residual value guarantees on a variety of leased equipment and $0.2 billion of other indemnification commitments arising from sales of businesses or assets. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for indemnification agreements was $66 million at December 31, 2003.

•     CONTINGENT CONSIDERATION. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2003, we had recognized liabilities for estimated payments amounting to $96 million of our exposure of $0.4 billion.

     Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities, as disclosed above, for such guarantees based on our best estimate of probable losses, which considers amounts recoverable under recourse provisions. For example, at year-end 2003, the total fair value of aircraft securing our airline industry guarantees exceeded the guaranteed amounts, net of the associated allowance for losses.

(86)

NOTE 22. QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data were as follows:

	First quarter		Second quarter		Third quarter		Fourth quarter

(In millions)	2003	2002	2003	2002	2003	2002	2003	2002

Total revenues	$14,867	$14,024	$15,887	$13,970	$17,007	$15,115	$16,518	$15,590
Earnings before income taxes	1,990	2,072	1,899	1,511	2,884	1,673	2,439	(709)
Provision for income taxes	(320)	(415)	(297)	(184)	(677)	(122)	(164)	800
Earnings before accounting changes (a)	1,670	1,657	1,602	1,327	2,207	1,551	2,275	91
Cumulative effect of accounting changes	–	(1,015)	–	–	(339)	–	–	–

Net earnings	$1,670	$642	$1,602	$1,327	$1,868	$1,551	$2,275	$91

(a)			Fourth quarter earnings in 2002 included an after-tax charge of $1,386 million to record adverse development in the Insurance segment.

NOTE 23. SUBSEQUENT EVENTS

GE announced in November 2003 its intent for an initial public offering (IPO) of a new company, Genworth Financial, Inc. (Genworth), comprising most of our life and mortgage insurance businesses. We plan to sell approximately one-third of Genworth's equity in the IPO, and we expect (subject to market conditions) to reduce our ownership over the next three years as Genworth transitions to full independence. We commenced the IPO process in January 2004 and expect to complete the IPO in the first half of the year, subject to market conditions and receipt of various regulatory approvals.

     On January 14, 2004, Commercial Finance acquired most of the commercial lending business of Transamerica Finance Corporation. This acquisition of approximately $8.5 billion in managed assets expands our distribution finance business and enhances our leasing and commercial loan financing in equipment, real estate and international structured finance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Under the direction of our Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Not required by this form.

(87)

Item 11.    Executive Compensation.

Not required by this form.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Not required by this form.

Item 13.    Certain Relationships and Related Transactions.

Not required by this form.

Item 14.    Principal Accountant Fees and Services.

The aggregate fees billed for professional services by KPMG in 2003 and 2002 were:

(In millions)

Type of fees	2003	2002

Audit fees	$26.3	$20.1
Audit-related fees	7.6	9.3
Tax fees	5.8	8.1
All Other fees	0.5	4.3

Total	$40.2	$41.8

     In the above table, in accordance with the SEC's definitions and rules, "audit fees" are fees we paid KPMG for professional services for the audit of our consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements; "tax fees" are fees for tax compliance, tax advice and tax planning; and "all other fees" are fees for any services not included in the first three categories.

(88)

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Financial Statements
Included in Part II of this report:

Independent Auditors' Report

Statement of Earnings for each of the years in the three-year period ended December 31, 2003

Statement of Changes in Shareowner's Equity for each of the years in the three-year period ended December 31, 2003

Statement of Financial Position at December 31, 2003 and 2002

Statement of Cash Flows for each of the years in the three-year period ended December 31, 2003

Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2003 (pages 14 through 115) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

(a) 2.	Financial Statement Schedules
	Schedule I	Condensed financial information of registrant.
	Schedule V	Supplemental information concerning property and casualty insurance operations.
All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.
(a) 3.	Exhibit Index
The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the Securities and Exchange Commission.

(89)

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

3 (ii)	A complete copy of the By-Laws of GECS as last amended on September 19, 2002, and currently in effect.

4 (a)

Amended and Restated General Electric Capital Corporation Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC's Registration Statement on Form S-3, File No. 333-59707).

4 (b)

Third Amended and Restated Indenture dated as of February 27, 1997 between GECC and JPMorgan Chase Bank, as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC's Registration Statement on Form S-3, File No. 333-59707).

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

4 (f)

Fourth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, General Electric Capital Canada, Inc., GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and JPMorgan Chase Bank, J.P. Morgan Bank Luxembourg S.A. and J.P. Morgan Bank (Ireland) p.l.c. dated as of May 23, 2003.

4 (g)	Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC's Registration Statement on Form S-3, File No. 333-100527).

(90)

4 (h)	Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference Exhibit 4(n) to GECC's Registration Statement on Form S-3, File No. 333-100527).

4 (i)	Form of Euro Medium-Term Note and Debt Security – Permanent Global Fixed Rate Bearer Note.

4 (j)	Form of Euro Medium-Term Note and Debt Security – Permanent Global Floating Rate Bearer Note.

4 (k)	Form of Euro Medium-Term Note and Debt Security – Temporary Global Fixed Rate Bearer Note.

4 (l)	Form of Euro Medium-Term Note and Debt Security – Temporary Global Floating Rate Bearer Note.

4 (m)	Form of Euro Medium-Term Note and Debt Security – Definitive Global Fixed Rate Bearer Note.

4 (n)	Form of Euro Medium-Term Note and Debt Security – Definitive Global Floating Rate Bearer Note.

4 (o)

Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

12 (a)	Computation of Ratio of Earnings to Fixed Charges.

12 (b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

23 (ii)	Consent of KPMG LLP.

24	Power of Attorney.

31 (a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31 (b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99 (a)

Income Maintenance Agreement dated March 28, 1991, between General Electric Company and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99(h) to GECC's Registration Statement on Form S-3, File No. 333-100527).

(91)

99 (b)

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2003, (pages 41 through 115) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

99 (c)

Item 1. Business – Property and Casualty Reserves for Unpaid Claims and Claim Expenses, set forth in the Annual Report on Form 10-K of GE Global Insurance Holding Corporation (S.E.C. File No. 0-27394) for the year ended December 31, 2003 (pages 4 through 10).

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

A Current Report on Form 8-K was filed on November 19, 2003 under Item 5. and Item 9. announcing GE's intent for an initial public offering of a new company, Genworth Financial, Inc., comprising most of its life and mortgage insurance businesses.

(92)

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL ELECTRIC CAPITAL SERVICES, INC.

CONDENSED STATEMENT OF CURRENT AND RETAINED EARNINGS

For the years ended December 31 (In millions)	2003	2002	2001

REVENUES	$(47)	$28	$(50)

EXPENSES
Interest	183	231	348
Operating and administrative	112	349	372

	295	580	720
Total expenses

Loss before income taxes and equity in earnings of affiliates	(342)	(552)	(770)
Income tax benefit	79	145	221
Equity in earnings of affiliates	8,017	5,033	6,135
Cumulative effect of accounting changes, net of tax	(339)	(1,015)	(169)

NET EARNINGS	7,415	3,611	5,417
Dividends paid	(3,435)	(1,965)	(1,961)
Retained earnings at January 1	26,324	24,678	21,222

RETAINED EARNINGS AT DECEMBER 31	$30,304	$26,324	$24,678

The notes to condensed financial statements on page 96 are integral part of these statements.

(93)

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (Continued)

GENERAL ELECTRIC CAPITAL SERVICES, INC.

CONDENSED STATEMENT OF FINANCIAL POSITION

At December 31 (In millions)	2003	2002

ASSETS
Cash and equivalents	$525	$14
Investment in and advances to affiliates	52,407	44,965
Other assets	379	1,107

TOTAL ASSETS	$53,311	$46,086

LIABILITIES AND SHAREOWNER'S EQUITY
Short-term borrowings	$6,958	$7,971
Long-term borrowings	299	299

Total borrowings	7,257	8,270
Other liabilities	246	387

Total liabilities	7,503	8,657

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by affiliates at December 31, 2003 and 2002)	510	510
Common stock, $1,000 par value (1,260 shares authorized at December 31, 2003 and 2002, respectively, and 1,064 and 1,012 shares issued and outstanding at December 31, 2003 and 2002, respectively)	1	1
Additional paid-in capital	12,258	12,261
Retained earnings	30,304	26,324
Accumulated gains/(losses) – net:
Investment securities (a)	1,823	1,191
Currency translation adjustments (a)	2,639	(782)
Derivatives qualifying as hedges (a)	(1,727)	(2,076)

Total shareowner's equity	45,808	37,429

TOTAL LIABILITIES AND SHAREOWNER'S EQUITY	$53,311	$46,086

(a)

The sum of accumulated gains/(losses) on investment securities, currency translation adjustments and derivatives qualifying as hedges constitutes "Accumulated nonowner changes other than earnings," and was $2,735 million and $(1,667) million at year-end 2003 and 2002, respectively.

The notes to condensed financial statements on page 96 are an integral part of these statements.

(94)

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (Continued)

GENERAL ELECTRIC CAPITAL SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

For the years ended December 31 (In millions)	2003	2002	2001

CASH FLOWS - OPERATING ACTIVITIES	$4,114	$2,073	$1,705

CASH FLOWS - INVESTING ACTIVITIES
Change in investment and advances to affiliates	388	(6,736)	(2,852)
Net change in other assets	457	(802)	(66)

Cash from (used for) investing activities	845	(7,538)	(2,918)

CASH FLOWS - FINANCING ACTIVITIES
Net change in borrowings (maturities of 90 days or less)	(1,013)	1,141	134
Dividends paid	(3,435)	(1,965)	(1,961)
Capital contributions from GE	–	6,300	3,043

Cash from (used for) financing activities	(4,448)	5,476	1,216

INCREASE IN CASH AND EQUIVALENTS DURING THE YEAR	511	11	3
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	14	3	–

CASH AND EQUIVALENTS AT END OF YEAR	$525	$14	$3

The notes to condensed financial statements on page 96 are an integral part of these statements.

(95)

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT – (Concluded)

GENERAL ELECTRIC CAPITAL SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Income taxes

General Electric Company files a consolidated U.S. federal income tax return which includes General Electric Capital Services, Inc. (GE Capital Services). Income tax benefit includes the effect of GE Capital Services on the consolidated return.

Dividends from affiliates

In 2003, we received dividends of $4,431 million from General Electric Capital Corporation (GE Capital) and $54 million from other affiliates. In 2002, we received dividends of $1,963 million from GE Capital and $88 million from other affiliates.

(96)

GENERAL ELECTRIC CAPITAL SERVICES, INC. AND CONSOLIDATED AFFILIATES
SCHEDULE V – SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY AND CASUALTY INSURANCE OPERATIONS

(In millions)

	At December 31				Years ended December 31

	Deferred policy acquisition costs	Liability for unpaid claims and claims adjustment expenses	Discount deducted from liability for unpaid claims and claims adjustment expenses	Unearned premiums	Earned premiums and commissions	Net investment income	Claims and claims adjustment expenses incurred related to:		Amortization of deferred policy acquisition costs	Paid claims and claims adjustment expenses	Premiums written

							Current year	Prior years

2003	$964	$24,897	$596	$4,914	$8,852	$1,403	$5,342	$876	$1,619	$6,279	$9,209
2002	1,053	26,126	553	5,468	8,017	1,237	5,167	3,553	1,588	6,707	8,219
2001	1,062	23,363	439	4,840	7,748	1,540	5,511	535	1,687	6,687	7,803

(97)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL ELECTRIC CAPITAL SERVICES, INC.
March 1, 2004	By: /s/ Dennis D. Dammerman

(Dennis D. Dammerman)
Chairman of the Board

(98)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dennis D. Dammerman	Chairman of the Board

Dennis D. Dammerman	(Principal Executive Officer)	March 1, 2004

/s/ James A. Parke	Vice Chairman and

James A. Parke	Chief Financial Officer (Principal Financial Officer)	March 1, 2004

/s/ Philip D. Ameen	Senior Vice President and Controller

Philip D. Ameen	(Principal Accounting Officer)	March 1, 2004

DAVID L. CALHOUN*	Director
JAMES A. COLICA*	Director
DENNIS D. DAMMERMAN*	Director
BRACKETT B. DENNISTON*	Director
ARTHUR H. HARPER*	Director
JEFFREY R. IMMELT*	Director
ROBERT A. JEFFE*	Director
JOHN H. MYERS*	Director
MICHAEL A. NEAL*	Director
DAVID R. NISSEN*	Director
JAMES A. PARKE*	Director
RONALD R. PRESSMAN*	Director
JOHN M. SAMUELS*	Director
KEITH S. SHERIN*	Director
ROBERT C. WRIGHT*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Philip D. Ameen	March 1, 2004

(Philip D. Ameen) Attorney-in-fact

(99)