Form 10-K
period 2004-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2005-03-01
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

_____________________________ Commission file number 0-14804 _____________________________

General Electric Capital Services, Inc. (Exact name of registrant as specified in its charter)

Delaware		06-1109503
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

260 Long Ridge Road, Stamford, Connecticut	06927	203/357-4000
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number,
including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered

7 ½% Guaranteed Subordinated Notes Due August 21, 2035		New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, par value $1,000 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of the last business day of the registrant’s recently completed second fiscal quarter: None.

At February 28, 2005, 1,064 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2004 are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

(2)

PART I

Item 1. Business.

General Electric Capital Services, Inc.

General Electric Capital Services, Inc. (GECS) was incorporated in 1984 in Delaware. All of our outstanding common stock is owned, directly or indirectly, by General Electric Company (GE Company or GE). Our two principal subsidiaries conduct most of GE’s financial services operations. Those subsidiaries, which we wholly own, are General Electric Capital Corporation (GE Capital or GECC) and GE Insurance Solutions Corporation (GE Insurance Solutions), formerly GE Global Insurance Holding Corporation, the parent of Employers Reinsurance Corporation (ERC).

We operate in four key operating segments described below. These operations are subject to a variety of regulations in their respective jurisdictions.

Our services are offered primarily in North America, Europe and Asia. Our principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927-1600. At December 31, 2004, our employment totaled approximately 80,000.

Our financial information, including filings with the U.S. Securities and Exchange Commission (SEC), is available at www.ge.com/secreports. Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT, 06828-0001. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C.

General Electric Capital Corporation

GE Capital was incorporated in 1943 as successor to a 1932 company in the State of New York under the provisions of the New York Banking Law relating to investment companies. GE contributed all of GE Capital’s stock to us in June 1984 upon its formation. On July 2, 2001, GE Capital changed its state of incorporation to Delaware. Financing and services offered by GE Capital are diversified, a significant change from the original business of GE Capital, that is, financing distribution and sale of consumer and other GE products. GE manufactures few of the products financed by GE Capital.

GE Insurance Solutions Corporation

GE Insurance Solutions, together with its affiliates, operates in the Insurance segment described on page 6 and its operations are regulated by insurance and other regulators.

GE Insurance Solutions and its affiliates conduct business throughout the world using a network of local offices. Principal executive offices are located at 9201 State Line Road, Kansas City, Missouri 64114-3234. At December 31, 2004, employment totaled approximately 3,200.

Operating Segments

2004 was a year of portfolio transition. As described in our report last year, we simplified our organization on January 1, 2004, by realigning certain businesses within our segment structure. Certain prior-period amounts in this financial section have been reclassified to reflect this reorganization.

(3)

Commercial Finance

Commercial Finance (33.2%, 32.4% and 33.4% of total revenue in 2004, 2003 and 2002, respectively) offers a broad range of financial services worldwide. We have particular expertise in the mid-market, and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial and energy-related facilities and equipment; commercial and residential real estate; vehicles; aircraft; and equipment used in many industries, including the construction, manufacturing, telecommunications and healthcare industries.

During 2004, we acquired the commercial lending business of Transamerica Finance Corporation; the U.S. leasing business of IKON Office Solutions; Sophia S.A., a real estate company in France; and Benchmark Group PLC, a U.K.-listed real estate property company.

We operate in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers and independent finance companies. Competition is based on price, that is interest rates and fees, as well as deal structure and terms. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

For further information about revenues, net earnings and assets for Commercial Finance, see page 14 and note 18.

We provide additional information on two of our segment product lines, Real Estate (commercial real estate financing) and Aviation Services (commercial aircraft financing). Each of these product lines finances a single form of collateral, and each has understandable concentrations of risk and opportunities.

Real Estate

Our Real Estate product line operates globally, both directly and through joint ventures. Our Real Estate business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, self storage facilities, retail facilities, industrial properties, parking facilities and franchise properties. Our typical Real Estate loans are intermediate term, may be either senior or subordinated, fixed or floating-rate, and are secured by existing income-producing commercial properties. Our originations of low loan-to-value loans are conducted for term securitization within one year. We invest in, and provide restructuring financing for, portfolios of mortgage loans, limited partnerships and tax-exempt bonds.

Aviation Services

Our Aviation Services product line is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders and investors. Financial products include leases, aircraft purchasing and trading, loans, engine/spare parts financing, pilot training, fleet planning and financial advisory services.

Our headquarters are in Stamford, Connecticut with offices throughout North America, South America, Europe and Asia.

(4)

Consumer Finance

Consumer Finance (22.2%, 20.0% and 17.5% of total revenue in 2004, 2003 and 2002, respectively) is a leading provider of credit products and services to consumers, retailers and auto dealers in 41 countries. We offer a broad range of financial products, including private-label credit cards; personal loans; bank cards; auto loans, leases and inventory financing; residential mortgages; corporate travel and purchasing cards; debt consolidation loans; home equity loans; and credit and other insurance products for customers on a global basis.

In 2004, as part of our continued global expansion, we acquired Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia; WMC Finance Co. (WMC), a U.S. wholesale mortgage lender; and the private-label credit card portfolio of Dillard’s Inc.

Our operations are subject to a variety of bank and consumer protection regulations, including regulations controlling data privacy. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers’ captive finance companies, and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks of declining retail sales, changes in interest and currency exchange rates, and increases in personal bankruptcy filings.

Our headquarters are in Stamford, Connecticut and our operations are located in North America, Europe, Asia, South America and Australia.

For further information about revenues, net earnings and assets for Consumer Finance, see page 16 and note 18.

Equipment & Other Services

Equipment & Other Services (12.0%, 6.8% and 9.4% of total revenue in 2004, 2003 and 2002, respectively) helps customers manage, finance and operate a wide variety of business equipment worldwide. We provide rentals, leases, sales, asset management services and loans for portfolios of commercial and transportation equipment, including tractors, trailers, railroad rolling stock, modular space units, intermodal shipping containers and marine containers. Our operations are conducted in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon our ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset utilization and manage credit risk. In addition, we seek to understand our customers and to meet their needs with unique, efficient and cost effective product and service offerings.

In December 2004, we sold a majority interest in Gecis, our global business processing operation, to two leading private investment firms. We retained a 40% investment in Gecis.

Also included in the segment are activities and businesses that are not measured within one of our other segments - for example, corporate expenses, liquidating businesses and other non-segment aligned operations.

Our headquarters are in Stamford, Connecticut with offices throughout North America, South America and Europe.

(5)

For further information about revenues, net earnings and assets for Equipment & Other Services, see page 17 and note 18.

Insurance

Insurance (32.6%, 40.8% and 39.7% of total revenue in 2004, 2003 and 2002, respectively) offers a broad range of insurance and investment products that provide reinsurance and primary commercial insurance products to insurance companies, Fortune 100 companies, self-insurers and healthcare providers, and help consumers create and preserve personal wealth, protect assets and enhance their life styles. For lenders and investors, we provide protection against the risks of default on low-down-payment mortgages.

Our Insurance businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are service, brand, product features, price, commission structure, marketing and distribution arrangements, reputation and financial strength ratings. In the commercial sector, we are well positioned to compete in select niche insurance and reinsurance segments given our expertise, analytics capabilities and service. In the consumer sector, we are well positioned to benefit from developing demographic, governmental and market trends, including aging U.S. populations with growing retirement income needs, growing lifestyle protection gaps and increasing global opportunities for mortgage insurance.

Our headquarters are in Kansas City, Missouri with offices throughout North America, Europe, South America, Australia and Asia.

In May 2004, we completed an initial public offering of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our consumer insurance business, including life and mortgage insurance operations. We sold approximately 30% of the common shares of Genworth to the public, and we expect (subject to market conditions) to reduce our ownership over the next two years as Genworth transitions to full independence.

  For further information about revenues, net earnings and assets for Insurance, see page 18 and note 18.

GE Insurance Solutions Corporation

Through our principal insurance and reinsurance company affiliates, ERC, GE Reinsurance Corporation, the GE Frankona Group and the Medical Protective Corporation, we protect people, property and reputations by writing substantially all lines of reinsurance, where the insured party is another insurance company, and select lines of direct property and casualty insurance for non-insurance companies and individuals.

Our property and casualty reinsurance customers comprise more than 1,000 insurers around the world. Our direct insurance operations are selected lines principally comprising medical malpractice coverage for physicians and dentists, medical professional liability for hospitals, errors and omissions coverage for insurance agents and brokers, professional liability insurance for attorneys, excess indemnity for self-insurers of medical benefits, excess workers compensation for self-insurers, as well as coverage for airlines, airline manufacturers and marine enterprises.

Our life reinsurance affiliates write life reinsurance products, including term, whole and universal life, annuities, certain health-related coverages and provide financial reinsurance to life insurers. During 2003, we announced our intent to scale back our life reinsurance operations. Consequently, we ceased writing new life

(6)

reinsurance business in the United States and sold one of our United States life reinsurance businesses, ERC Life Reinsurance Corporation (ERC Life).

In managing our overall risks, we routinely cede selected risks to other reinsurers. Before 2004, we had also obtained coverage under aggregate excess-of-loss treaties. At the end of 2004, no remaining coverage and only modest annual payments were open under these agreements.

GE Insurance Solutions is one of the largest competitors in its marketplace. Our property and casualty reinsurance operations are ranked fourth in the world in terms of net premiums written and we compete with the world’s largest reinsurers as well as dozens of smaller niche competitors.

GE Insurance Solutions - Property and Casualty Reserves for Unpaid Claims and Claims Adjustment Expenses

Reserve Development The development of our net balance sheet property and casualty liabilities for unpaid claims and claims adjustment expenses for accident years from 1994 to 2004 is summarized in the following table.

Changes in Historical Reserves for Unpaid Claims and Claims Adjustment Expenses
For the Last Ten Years - GAAP Basis as of December 31, 2004 (Property & Casualty Operations)

	Year ended December 31
(In millions)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Net liability for unpaid claims
and claims adjustment expenses	$5,071	$9,351	$9,458	$9,114	$12,495	$13,210	$12,202	$12,303	$15,140	$16,324	$17,649
Cumulative paid as of:
One year later	1,115	1,964	1,949	2,176	2,867	4,811	4,758	4,798	4,947	4,252	-
Two years later	1,804	3,130	3,189	3,241	5,803	7,782	8,035	8,350	8,294	-	-
Three years later	2,341	3,933	3,881	4,863	7,263	9,962	10,577	10,888	-	-	-
Four years later	2,708	4,464	5,294	5,648	8,648	11,701	12,362	-	-	-	-
Five years later	2,988	5,686	5,919	6,245	9,537	12,900	-	-	-	-	-
Six years later	3,318	6,151	6,350	6,696	10,246	-	-	-	-	-	-
Seven years later	3,540	6,488	6,642	7,104	-	-	-	-	-	-	-
Eight years later	3,771	6,741	6,919	-	-	-	-	-	-	-	-
Nine years later	3,948	6,961	-	-	-	-	-	-	-	-	-
Ten years later	4,139	-	-	-	-	-	-	-	-	-	-

Net liability re-estimated as of:
One year later	$5,173	$9,192	$9,229	$9,179	$12,410	$13,749	$13,314	$16,341	$16,543	$18,145	$-
Two years later	5,313	8,959	9,127	8,655	12,115	14,504	16,798	17,438	18,556	-	-
Three years later	5,256	8,907	8,549	8,543	11,987	17,001	17,710	19,172	-	-	-
Four years later	5,155	8,392	8,252	8,601	13,708	17,471	18,933	-	-	-	-
Five years later	4,902	8,029	8,389	9,231	14,122	18,294	-	-	-	-	-
Six years later	4,804	8,180	8,707	9,474	14,765	-	-	-	-	-	-
Seven years later	4,854	8,454	8,873	9,768	-	-	-	-	-	-	-
Eight years later	5,159	8,620	9,107	-	-	-	-	-	-	-	-
Nine years later	5,260	8,806	-	-	-	-	-	-	-	-	-
Ten years later	5,405	-	-	-	-	-	-	-	-	-	-
Cumulative favorable (adverse)
development	(334)	545	351	(654)	(2,270)	(5,084)	(6,731)	(6,869)	(3,416)	(1,821)	-
Effect of currency exchange(a)	24	(418)	(356)	(59)	(161)	177	1,225	1,156	789	372	-
Cumulative favorable (adverse)
development, excluding
currency exchange	$(310)	$127	$(5)	$(713)	$(2,431)	$(4,907)	$(5,506)	$(5,713)	$(2,627)	$(1,449)	$-

(a)
The results of our global operations translated from functional currencies into U.S. dollars are included with our underwriting operations in this table. The effects of currency translation on the cumulative redundancy (deficiency) arises from the difference between reserve developments translated at the exchange rates at the end of the year in which the liabilities were originally estimated and the exchange rates at the end of the year in which the liabilities were re-estimated.

(7)

Gross development and effects of reinsurance

(In millions)	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

Balance at December 31 - gross	$11,145	$10,869	$10,936	$15,342	$17,435	$16,932	$20,882	$23,839	$24,226	$23,884
Less reinsurance recoverables	(1,794)	(1,411)	(1,822)	(2,847)	(4,225)	(4,730)	(8,579)	(8,699)	(7,902)	(6,235)
Balance at December 31 - net	9,351	9,458	9,114	12,495	13,210	12,202	12,303	15,140	16,324	17,649
Latest re-estimated liability - gross	10,610	11,036	11,946	18,865	25,354	26,726	31,241	29,310	27,486	-
Less re-estimated reinsurance
recoverables	(1,804)	(1,929)	(2,178)	(4,100)	(7,060)	(7,793)	(12,069)	(10,754)	(9,341)	-
Latest re-estimated liability - net	8,806	9,107	9,768	14,765	18,294	18,933	19,172	18,556	18,145	-
Gross cumulative development	535	(167)	(1,010)	(3,523)	(7,919)	(9,794)	(10,359)	(5,471)	(3,260)	-
Effect of currency exchange (a)	(513)	(420)	(57)	(238)	244	1,774	2,218	1,638	641	-
Gross cumulative development,
excluding currency exchange	$22	$(587)	$(1,067)	$(3,761)	$(7,675)	$(8,020)	$(8,141)	$(3,833)	$(2,619)	$-

(a)
The results of our global operations translated from functional currencies into U.S. dollars are included with our underwriting operations in this table. The effects of currency translation on the cumulative redundancy (deficiency) arises from the difference between reserve developments translated at the exchange rates at the end of the year in which the liabilities were originally estimated and the exchange rates at the end of the year in which the liabilities were re-estimated.

The development - either favorable or adverse - reflected in the preceding table reflects only the subsequent revisions to ultimate losses and related settlement costs and does not include the effect of offsetting premium adjustments that occur in certain situations. Two of the more significant premium adjustments arise when: (1) recorded loss development relates only to adjustments to prior year premium accrual estimates and (2) we have commuted ceded reinsurance arrangements, increasing our retained share of both losses and premiums. For example, the $1.4 billion of adverse development related to the 2003 recorded reserve levels included offsetting premium adjustments of approximately $0.3 billion - with the net pre-tax effect on reported operating results amounting to $1.1 billion.

For additional information on adjustments to prior-year loss reserves, our insurance liabilities and reserves and related accounting policies, see pages 18 and 31 and note 12.

Regulations and Competition

Our activities are subject to a variety of U.S. federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers on retail time sales transactions, installment loans and revolving credit financing. Our insurance operations are regulated by various state insurance commissions and non-U.S. regulatory authorities. We are a unitary diversified savings and loan holding company by virtue of owning a federal savings bank in the U.S.; as such, we are subject to holding company supervision by the Office of Thrift Supervision, which is also our consolidated supervisor under the EU Financial Conglomerates Directive. Our global operations are subject to regulation in their respective jurisdictions. To date, compliance with such regulations has not had a material adverse effect on our financial position or results of operations.

The businesses in which we engage are highly competitive. We are subject to competition from various types of financial institutions, including banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.

(8)

Business and Economic Conditions

Our businesses are generally affected by general business and economic conditions in countries in which we conduct business. When overall economic conditions deteriorate in those countries, there generally are adverse effects on our operations, although those effects are dynamic and complex. For example, a downturn in employment or economic growth in a particular national or regional economy will generally increase the pressure on customers, which generally will result in deterioration of repayment patterns and a reduction in the value of collateral. However, in such a downturn, demand for loans and other products and services we offer may actually increase. Interest rates, another macro-economic factor, are important to our businesses. In the lending and leasing businesses, higher real interest rates increase our cost to borrow funds, but also provide higher levels of return on new investments. For our operations, such as the insurance operations, that are linked less directly to interest rates, rate changes generally affect returns on investment portfolios.

Forward-looking Statements

This document contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from the behavior of financial markets, including fluctuations in interest rates and commodity prices, from future integration of acquired businesses, from future financial performance of major industries which we serve, including, without limitation, the air and rail transportation, energy generation and healthcare industries, from unanticipated loss development in our insurance businesses, and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. Business.

Item 3. Legal Proceedings.

We are not involved in any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required by this form.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

See note 16 to the consolidated financial statements. Our common stock is owned entirely by GE and an affiliate and, therefore, there is no trading market in such stock.

(9)

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

	Year ended December 31
(In millions)	2004	2003	2002	2001	2000

Revenues	$70,776	$64,279	$58,699	$58,856	$66,709

Earnings before accounting changes	8,161	7,754	4,626	5,586	5,192
Cumulative effect of accounting changes	-	(339)	(1,015)	(169)	-
Net earnings	8,161	7,415	3,611	5,417	5,192

Return on average shareowner’s equity	16.83%	18.74%	14.91%	22.47%	24.15%
GECS ratio of earnings to fixed charges	1.85	1.84	1.35	1.62	1.61
GECC ratio of debt to equity	6.61:1	6.74:1	6.58:1	7.31:1	7.53:1

Financing receivables - net	$282,467	$247,906	$198,060	$172,346	$141,631

Total assets	618,327	554,688	489,828	425,484	370,636

Borrowings	361,342	320,318	270,962	239,935	205,371
Minority interest	8,682	5,115	4,445	4,267	3,968
Shareowner’s equity	53,755	45,308	36,929	28,590	23,022
Insurance premiums written	15,250	18,602	16,999	15,843	16,461

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Operations

We present Management’s Discussion of Operations in four parts: Overview of Our Earnings from 2002 through 2004, Global Risk Management, Segment Operations and Global Operations.

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the SEC rules; those rules require the supplemental explanations and reconciliations provided on page 32.

2004 was a year of portfolio transition. As described in our report last year, we simplified our organization on January 1, 2004, by realigning certain businesses within our segment structure. Certain prior-period amounts in this financial section have been reclassified to reflect this reorganization.

In May 2004, we completed an initial public offering of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our consumer insurance business, including life and mortgage insurance operations. We sold approximately 30% of the common shares of Genworth to the public, and we expect (subject to market conditions) to reduce our ownership over the next two years as Genworth transitions to full independence. This transaction resulted in a second quarter pre-tax loss of $0.6 billion ($0.3 billion after tax), recognized in the Insurance segment.

(10)

In December 2004, we sold a majority interest in Gecis, our global business processing operation, to two leading private investment firms. We received cash proceeds of $0.5 billion and retained a 40% investment in Gecis. This transaction resulted in a fourth quarter pre-tax gain of $0.4 billion ($0.3 billion after tax), recognized in the Equipment & Other Services segment.

Overview of Our Earnings from 2002 through 2004

The global economic environment must be considered when evaluating our results over the last several years. Important factors for us included slow global economic growth, a weakening U.S. dollar, lower global interest rates, a mild U.S. recession that did not cause significantly higher credit losses and developments in two industries - property and casualty insurance and commercial aviation - that are significant to us. As the following pages show in detail, our diversification and risk management strategies enabled us to continue to grow during this challenging time. Our results were affected by a combination of factors, both positive and negative, as follows:

•
Insurance (37% and 13% of total three-year revenues and earnings before accounting changes, respectively) was much like most of the property and casualty reinsurance industry, facing volatility throughout the period. In 2002, we recognized losses on our 1997-2001 business, increasing related reserves by $3.5 billion before tax. In 2003, our turnaround efforts started to pay off and we realized benefits from improved operations as earnings increased by $2.3 billion to a profit of $0.5 billion at GE Insurance Solutions. In 2004, improved core performance at GE Insurance Solutions reflecting the favorable pricing environment was more than offset by U.S. hurricane-related losses and continued adverse loss development, essentially all related to the 1997 through 2001 underwriting years.

•
Commercial and Consumer Finance (in total, 53% and 88% of total three-year revenues and earnings before accounting changes, respectively) are large, profitable growth businesses in which we continue to invest with confidence. In a challenging economic environment, these businesses grew earnings by $0.9 billion and $1.0 billion in 2004 and 2003, respectively. Solid core growth, disciplined risk management and successful acquisitions have delivered these strong results.

•
Equipment & Other Services (10% and negative 1% of total three-year revenues and earnings before accounting changes, respectively) is particularly sensitive to economic conditions and consequently was affected adversely by the U.S. recession in 2002 and by slow global growth in developed countries. Higher capacity, in combination with declining or weak volume growth in many of these industries serviced by this business, resulted in fierce competitive price pressures.

Acquisitions and dispositions played an important role in our growth strategy. We integrate acquisitions as quickly as possible and only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Acquisitions contributed $3.4 billion, $2.3 billion and $3.7 billion to consolidated revenues in 2004, 2003 and 2002, respectively. Our consolidated net earnings in 2004, 2003 and 2002 included approximately $0.5 billion, $0.3 billion and $0.4 billion, respectively, from acquired businesses. Dispositions affected our operations through lower revenues and earnings in 2004 of $2.9 billion and $1.1 billion, respectively, and in 2003 through lower revenues of $1.8 billion and higher earnings of $0.3 billion.

Significant matters relating to our Statement of Earnings, which appears on page 36, are explained below.

Interest on borrowings amounted to $11.4 billion, $10.3 billion and $9.9 billion in 2004, 2003 and 2002, respectively. Changes over the three-year period reflected increased average borrowings, partially offset by the

(11)

effects of lower interest rates. Average borrowings were $322.6 billion, $309.0 billion and $250.1 billion in 2004, 2003 and 2002, respectively. Our average composite effective interest rate was 3.6% in 2004, compared with 3.3% in 2003 and 4.1% in 2002. Proceeds of these borrowings were used in part to finance asset growth and acquisitions. In 2004, average assets of $577.3 billion were 11% higher than in 2003, which in turn were 15% higher than in 2002. See page 23 for a discussion of interest rate risk management.

Income taxes are a significant cost. As a global commercial enterprise, our tax rates are strongly affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. Because of the number of variables affecting our reported tax results, we have prepared this section to facilitate an understanding of our income tax rates.

Income taxes on earnings before accounting changes increased to 15.9% in 2004, from 15.8% in 2003 and negative 1.7% in 2002. The 2004 rate reflects the net benefits, discussed below, of legislation and a partial reorganization of our aircraft leasing operation, which decreased the effective tax rate 1.6 percentage points and is included in the line “Tax on global activities including exports” in note 13; tax benefits from favorable U.S. Internal Revenue Service (IRS) settlements, which decreased the effective tax rate 1.2 percentage points and are included in the line “All other - net” in note 13; and the low-taxed disposition of a majority interest in Gecis which decreased the effective tax rate 0.9 percentage points, and is included in the line “Tax on global activities including exports” in note 13. Offsetting these benefits was the nonrecurrence of the 2003 tax benefit on the disposition of shares of ERC Life.

As a result of the repeal of the extraterritorial income (ETI) taxing regime as part of the American Jobs Creation Act of 2004 (the Act), the aircraft leasing operations of Commercial Finance no longer qualify for a reduced U.S. tax rate. However, the Act also extended to foreign aircraft leasing, the U.S. tax deferral benefits that were already available to GE’s other active foreign operations. As stated above, these legislative changes, coupled with a partial reorganization of our aircraft leasing business and a favorable Irish tax ruling, decreased our effective tax rate 1.6 percentage points.

The increase in the effective tax rate from 2002 to 2003 reflects the nonrecurrence of the 2002 losses at GE Insurance Solutions and GE Equity as well as certain 2002 IRS settlements discussed below, partially offset by a 2.7 percentage point decrease because of the 2003 tax benefit on the disposition of shares of ERC Life.

The 2002 effective tax rate reflects the effects of pre-tax losses at GE Insurance Solutions and GE Equity, which reduced our effective tax rate by 16.7 percentage points, the effects of lower taxed earnings from global operations and favorable tax settlements with the IRS. The benefits of these settlements, which reduced our rate 4.0 percentage points (excluding the GE Insurance Solutions and GE Equity losses), are included in the line “All other - net” in note 13.

Global Risk Management

A disciplined approach to risks is important in a diversified organization such as ours in order to ensure that we are executing according to our strategic objectives and that we only accept risks for which we are adequately compensated. It is necessary for us to manage risk at the individual transaction level, and to consider aggregate risk at the customer, industry, geography and collateral-type levels, where appropriate.

(12)

Our Board of Directors oversees the risk management process, including the approval of all significant acquisitions and dispositions and the establishment of borrowing and investment approval limits delegated to the Investment Committee of the Board, the Chairman, the Chief Financial Officer and the Chief Risk Officer. All participants in the risk management process must comply with these approval limits.

The Chief Risk Officer is responsible, through the Corporate Risk Function, for establishing standards for the measurement, reporting and limiting of risk; for managing and evaluating risk managers; for approving risk management policies and for reviewing major risk exposures and concentrations across the organization. Our Corporate Risk Function analyzes certain business risks and assesses them in relation to aggregate risk appetite and approval limits set by our Board of Directors.

Threshold responsibility for identifying, quantifying and mitigating risks is assigned to our individual businesses. Because the risks and their interdependencies are complex, we apply a Six Sigma-based analytical approach to each major product line that monitors performance against external benchmarks, proactively manages changing circumstances, provides early warning detection of risk and facilitates communication to all levels of authority. Other corporate functions such as Financial Planning and Analysis, Treasury, Legal and our Corporate Audit Staff support business-level risk management. Businesses that, for example, hedge risk with derivative financial instruments must do so using our centrally-managed Treasury function, providing assurance that the business strategy complies with our corporate policies and achieves economies of scale. We review risks periodically with business-level risk managers, senior management and our Board of Directors.

We employ about 10,000 dedicated risk professionals, including 2,700 involved in collection activities and 1,400 specialized asset managers who evaluate leased asset residuals and remarket off-lease equipment.

We manage a variety of risks including liquidity, credit, market and event risks.

•
Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates. Additional information about our liquidity and how we manage this risk can be found on page 20 and in notes 11 and 19.

•
Credit risk is the risk of financial loss arising from a customer or counterparty’s failure to meet its contractual obligations. We face credit risk in our lending and leasing activities (see pages 20 and 30 and notes 1, 5, 6 and 21) and derivative financial instruments activities (see note 19).

•
Market risk is the potential loss in value of investment and other asset and liability portfolios, including financial instruments, caused by changes in market variables, such as interest and currency exchange rates and equity and commodity prices. We are exposed to market risk in the normal course of our business operations as a result of our ongoing investing and funding activities. We attempt to mitigate the risks to our various portfolios arising from changes in interest and currency exchange rates in a variety of ways that often include offsetting positions in local currencies or use of derivatives. Additional information about how we mitigate the risks to our various portfolios from changes in interest and currency exchange rates can be found on page 23 and in note 19.

•
Event risk is that body of risk beyond liquidity, credit and market risk. Event risk includes the possibility of adverse occurrences both within and beyond our control. Examples of event risk include natural disasters, availability of necessary materials, guarantees of product performance and business interruption. This type of risk is often insurable, and success in managing this risk is ultimately determined by the balance between

(13)

the level of risk retained or assumed and the cost of transferring the risk to others. The decision as to the appropriate level of event risk to retain or cede is evaluated in the framework of business decisions. Additional information about how we mitigate event risk can be found in note 21.

Segment Operations

Revenues and segment net earnings for operating segments are shown below. Effective January 1, 2004, we made changes to the way we report our segments. We have reclassified certain prior-period amounts to conform to the current period’s presentation. For additional information, including a description of the products and services included in each segment, see page 3.

Segment net earnings is determined based on internal performance measures used by the Chairman to assess the performance of each business in a given period. In connection with that assessment, the Chairman may exclude matters such as charges for restructuring; rationalization and other similar expenses; certain acquisition-related charges; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team.

Consolidated

For the years ended December 31 (In millions)	2004	2003	2002

Revenues
Commercial Finance	$23,489	$20,813	$19,592
Consumer Finance	15,734	12,845	10,266
Equipment & Other Services	8,483	4,427	5,545
Insurance	23,070	26,194	23,296
Total revenues	$70,776	$64,279	$58,699

Net earnings
Commercial Finance	$4,465	$3,910	$3,310
Consumer Finance	2,520	2,161	1,799
Equipment & Other Services	607	(419)	(388)
Insurance	569	2,102	(95)
Total earnings before accounting changes	8,161	7,754	4,626
Cumulative effect of accounting changes	-	(339)	(1,015)
Total net earnings	$8,161	$7,415	$3,611

Commercial Finance

(In millions)	2004	2003	2002

Revenues	$23,489	$20,813	$19,592

Net revenues
Total revenues	$23,489	$20,813	$19,592
Interest expense	6,083	5,789	5,979
Total net revenues	$17,406	$15,024	$13,613

Net earnings	$4,465	$3,910	$3,310

(14)

	At
December 31 (In millions)	2004	2003

Total assets	$232,123	$214,125

(In millions)	2004	2003	2002

Real Estate(a)
Revenues	$2,519	$2,386	$2,124
Net Earnings	$957	$834	$650

Aviation Services(a)
Revenues	$3,159	$2,881	$2,694
Net Earnings	$520	$506	$454

	At
December 31 (In millions)	2004	2003

Real Estate(a)
Total assets	$33,497	$27,767

Aviation Services(a)
Total assets	$37,384	$33,271

(a)
We provide additional information on two of our segment product lines, Real Estate (commercial real estate financing) and Aviation Services (commercial aircraft financing). Each of these product lines finances a single form of collateral, and each has understandable concentrations of risk and opportunities.

Commercial Finance revenues and net earnings increased 13% and 14%, respectively, compared with 2003. The increase in revenues resulted primarily from acquisitions ($2.3 billion), the effects of the weaker U.S. dollar ($0.6 billion) and core growth ($0.1 billion), partially offset by lower securitization activity ($0.2 billion) and lower investment gains ($0.1 billion). The increase in net earnings resulted primarily from acquisitions ($0.4 billion), core growth ($0.3 billion) and the effects of the weaker U.S. dollar ($0.1 billion), partially offset by lower securitization activity ($0.1 billion).

The most significant acquisitions affecting Commercial Finance results in 2004 were the U.S. leasing business of IKON Office Solutions, acquired during the second quarter of 2004; the commercial lending business of Transamerica Finance Corporation, and Sophia S.A., a real estate company in France, both acquired during the first quarter of 2004; and the assets of CitiCapital Fleet Services, acquired during the fourth quarter of 2003. These acquisitions contributed $1.9 billion and $0.3 billion to 2004 revenues and net earnings, respectively.

The 2003 increase in revenues of 6% resulted primarily from acquisitions across substantially all businesses ($1.1 billion), higher investment gains at Real Estate ($0.1 billion) and core growth, partially offset by lower securitization activity ($0.1 billion). The 2003 increase in net earnings of 18% resulted primarily from core growth, acquisitions across substantially all businesses ($0.2 billion), higher investment gains at Real Estate as a result of the sale of properties and our investments in Regency Centers and Prologis ($0.1 billion), lower credit losses ($0.1 billion) resulting from continued improvement in overall portfolio credit quality as reflected by lower delinquencies and nonearning receivables, and growth in lower taxed earnings from global operations ($0.1 billion).

(15)

The most significant acquisitions affecting Commercial Finance 2003 results were the commercial inventory financing business of Deutsche Financial Services and the structured finance business of ABB, both of which were acquired during the fourth quarter of 2002. These two acquisitions contributed $0.5 billion and $0.1 billion to 2003 revenues and net earnings, respectively.

Consumer Finance

(In millions)	2004	2003	2002

Revenues	$15,734	$12,845	$10,266

Net revenues
Total revenues	$15,734	$12,845	$10,266
Interest expense	3,564	2,696	2,143
Total net revenues	$12,170	$10,149	$8,123

Net earnings	$2,520	$2,161	$1,799

	At
December 31 (In millions)	2004	2003

Total assets	$151,255	$106,530

Consumer Finance revenues and net earnings increased 22% and 17%, respectively, from 2003. The increase in revenues resulted primarily from core growth ($1.8 billion), as a result of continued global expansion, acquisitions ($1.0 billion), the effects of the weaker U.S. dollar ($0.8 billion) and higher securitization activity ($0.1 billion), partially offset by the absence of The Home Depot private-label credit card receivables that were sold for a gain in 2003 ($0.9 billion). The increase in net earnings resulted from core growth, including growth in lower taxed earnings from global operations ($0.6 billion), acquisitions ($0.1 billion), and the effects of the weaker U.S. dollar ($0.1 billion), partially offset by the effects of The Home Depot private-label credit card receivables ($0.4 billion) and increased costs to launch new products and promote brand awareness in 2004 ($0.1 billion).

The most significant acquisitions affecting Consumer Finance results in 2004 were WMC, a U.S. wholesale mortgage lender, acquired during the second quarter of 2004; GC Corporation (GC Card), which provides credit card and sales finance products in Japan, acquired during the third quarter of 2003; and First National Bank, which provides mortgage and sales finance products in the United Kingdom, and the U.S. retail sales finance unit of Conseco Finance Corp. (Conseco), both acquired during the second quarter of 2003. These acquisitions contributed $0.7 billion and $0.1 billion to 2004 revenues and net earnings, respectively.

In December 2004, we acquired AFIG, a residential mortgage lender in Australia, with $13.2 billion in assets and an insignificant effect on 2004 revenues and earnings. We expect this acquisition to be accretive to earnings in 2005.

Revenues increased 25% in 2003 as a result of acquisitions ($1.1 billion), the effects of the weaker U.S. dollar ($0.7 billion), core growth as a result of continued global expansion and the premium on the sale of The Home Depot private-label credit card receivables ($0.1 billion). Net earnings increased 20% in 2003 as a result of core growth, growth in lower taxed earnings from global operations, the premium on the sale of The Home Depot

(16)

private-label credit card receivables ($0.1 billion) and acquisitions. These increases were partially offset by lower securitization activity ($0.2 billion) and lower earnings in Japan, principally as a result of increased personal bankruptcies.

The most significant acquisitions affecting Consumer Finance 2003 results were First National Bank and Conseco, both of which were acquired during the second quarter of 2003. These acquisitions contributed $0.7 billion and $0.1 billion to 2003 revenues and net earnings, respectively.

Equipment & Other Services

(In millions)	2004	2003	2002

Revenues	$8,483	$4,427	$5,545

Net earnings	$607	$(419)	$(388)

Equipment & Other Services revenues and net earnings increased $4.1 billion and $1.0 billion, respectively, from 2003. Adoption of a January 1, 2004, required accounting change caused revenues to increase $3.2 billion, as a result of consolidating operating lease rentals ($2.6 billion) and other income ($0.6 billion). See note 1. The most significant entity consolidated as a result of this change was Penske Truck Leasing Co., L.P. (Penske), which was previously accounted for using the equity method. Revenue also increased reflecting the sale of a majority interest in Gecis ($0.4 billion), improved investment returns at GE Equity ($0.4 billion), the results of consolidated, liquidating securitization entities ($0.3 billion) and the effects of the weaker U.S. dollar ($0.1 billion). These increases were partially offset by the absence of the U.S. Auto and Home business that was disposed of in 2003 ($0.4 billion). Contributing to the increase in net earnings were improved investment returns at GE Equity ($0.3 billion), the gain on sale of a majority interest in Gecis ($0.3 billion), improved operating performance at Equipment Services ($0.2 billion), and the results of consolidated, liquidating securitization entities ($0.1 billion).

Equipment & Other Services revenues and net earnings in 2003 decreased 20% and 8%, respectively, compared with 2002. More specifically, revenues decreased as a result of the following:

•	The exit of certain European operations at IT Solutions ($1.3 billion) in response to intense competition and transition of the computer equipment market to a direct distribution model,

•	Continued poor market conditions and ongoing dispositions and run-offs of IT Solutions and the Auto Financial Services business ($0.3 billion), and

•	Lower asset utilization and price ($0.2 billion), an effect of industry-wide excess equipment capacity reflective of the then current conditions in the road and rail transportation sector.

These decreases were partially offset by the overall improvement in equity markets and lower level of investment losses in 2003 at GE Equity ($0.2 billion) and the consolidation of certain securitization entities in our financial statements ($0.7 billion) as a result of our July 1, 2003, required accounting change. See notes 1 and 20. The decrease in net earnings resulted primarily from lower asset utilization and price ($0.1 billion) and the absence of a 2002 tax settlement related to Kidder Peabody ($0.2 billion), offset by improved performance in 2003 at GE Equity ($0.2 billion) and the tax benefit related to the sale of ERC Life ($0.1 billion).

(17)

Insurance

(In millions)	2004	2003	2002

Revenues	$23,070	$26,194	$23,296

Net earnings	$569	$2,102	$(95)

GE Insurance Solutions(a)
Revenues	$10,005	$11,600	$9,432
Net Earnings	$36	$481	$(1,794)

(a)	Formerly GE Global Insurance Holding Corporation, the parent of Employers Reinsurance Corporation (ERC).

Insurance revenues and net earnings decreased 12% and 73%, respectively, from 2003. The decrease in revenues resulted primarily from the 2003 dispositions ($2.5 billion), including GE Edison Life Insurance Company (Edison Life), Financial Guaranty Insurance Company (FGIC) and ERC Life; net declines in volume resulting from strategic exits of certain business channels, primarily at GE Insurance Solutions ($1.3 billion) and the effects of the Genworth initial public offering ($0.4 billion). These decreases were partially offset by the effects of the weaker U.S. dollar ($0.6 billion). Net earnings decreased primarily from the full-year after-tax earnings effects of the Genworth initial public offering ($0.7 billion), the 2003 dispositions ($0.5 billion) and the 2004 U.S. hurricane-related losses ($0.3 billion) at GE Insurance Solutions. Also contributing to the net earnings decrease were reserve actions taken at GE Insurance Solutions related to continued adverse development on liability-related exposures underwritten in 1997-2001 (discussed below). These decreases in net earnings were partially offset by improved core performance at GE Insurance Solutions reflecting the continued favorable premium pricing environment.

Revenues in 2003 increased $2.9 billion (12%) on increased premium revenues ($2.2 billion), a gain of $0.6 billion on the sale of Edison Life, higher investment income ($0.4 billion) and the effects of the weaker U.S. dollar ($0.7 billion). The premium revenue increase reflected continued favorable pricing at GE Insurance Solutions ($0.5 billion), net volume growth at GE Insurance Solutions and certain other insurance businesses ($0.8 billion), absence of prior year loss adjustments ($0.4 billion), adjustment of current year premium accruals to actual ($0.3 billion) and lower levels of ceded premiums resulting from a decline in prior-year loss events ($0.1 billion). Partial revenue offsets resulted from the absence of revenues following the sale of Edison Life ($0.7 billion) and a $0.2 billion loss on the disposition of FGIC at the end of 2003.

Net earnings in 2003 increased $2.2 billion, primarily from the substantial improvement in current operating results at GE Insurance Solutions ($2.3 billion) reflecting improved underwriting, lower adverse development (discussed below) and generally favorable industry pricing conditions during the year. Net earnings also benefited from the gain on the sale of Edison Life ($0.3 billion). These increases were partially offset by the absence of a current year counterpart to the favorable tax settlement with the IRS in 2002 ($0.2 billion) and the loss on the sale of FGIC ($0.1 billion after tax).

As described on page 31 under the caption “Insurance liabilities and reserves,” we routinely update our insurance loss provisions to reflect our best estimates of losses. At year-end 2004, our best estimate of outstanding net property and casualty claim-related liabilities at GE Insurance Solutions was $17.4 billion. Few losses in an underwriting year are known exactly at the end of that year; an insurer cannot know a year’s exact losses before customers have submitted claims and those claims have been evaluated, adjudicated and settled. This process

(18)

routinely spans years, and sometimes decades. Like much of the property and casualty insurance industry, GE Insurance Solution’s recent operating results have absorbed charges from updates to loss estimates associated with policies written in prior years. This adverse loss development has been most pronounced for certain liability-related risk policies underwritten from 1997 through 2001, principally hospital and professional liability, workers compensation, product liability and asbestos and environmental exposures. Adverse development on prior-years claims and expenses for the three years ended December 31, 2004, amounted to $5.5 billion. Business that we subsequently exited accounted for 84% of the most recent adverse development. Although we do not anticipate further provisions related to this risk, we observe that the associated losses have not yet fully matured.

In 2002, in light of our adverse loss development, we modified our underwriting processes, rejecting both risks that failed to meet our standards of price, terms or conditions as well as risks for which sufficient historical data did not exist to permit us to make a satisfactory pricing evaluation. Consequently, we curtailed and exited business in particular property and casualty business channels. Higher underwriting standards have yielded substantial improvement in operating results in more recent underwriting years, improvement that is most clearly indicated by our “combined ratio” - the ratio, expressed as a percentage, of claims-related losses and related underwriting expenses to earned premiums. In 2004, GE Insurance Solutions’ property and casualty combined ratio was 120%, that is, $1.20 of costs and losses for each $1.00 of earned premium. However, as an early indication of the effectiveness of our revised underwriting standards, the combined ratio for the 2004 underwriting year was 100%, even with extensive 2004 natural catastrophe losses - breakeven underwriting even before the contribution of investment income.

Global Operations

Our global activities span all geographic regions and primarily encompass leasing of aircraft and provision of financial services within these regional economies. Thus, when countries or regions experience currency and/or economic stress, we often have increased exposure to certain risks, but also often have new profit opportunities. Potential increased risks include, among other things, higher receivable delinquencies and bad debts, delays or cancelations of sales and orders principally related to aircraft equipment, higher local currency financing costs and slowdown in our established activities. New profit opportunities include, among other things, more opportunities for lower cost outsourcing, expansion of our activities through purchases of companies or assets at reduced prices and lower U.S. debt financing costs.

Estimated results of global activities include the results of our operations located outside the United States. We classify certain operations that cannot meaningfully be associated with specific geographic areas as “Other global” for this purpose.

Global revenues were $29.4 billion, $27.8 billion and $24.4 billion in 2004, 2003 and 2002, respectively. Global revenues as a percentage of total revenues were 42% in 2004, compared with 43% and 42% in 2003 and 2002, respectively. The effects of exchange rates on reported results were to increase revenues by $2.1 billion in 2004 and 2003 compared with $0.2 billion in 2002, and increase earnings by $0.1 billion in 2004 and 2003 and had an inconsequential effect in 2002.

Revenues in the Americas increased 47% in 2004, primarily as a result of the acquisition of the commercial lending business of Transamerica Finance Corporation at Commercial Finance. Revenues increased 31% in “Other global” as a result of growth at Commercial Finance and the gain on the sale of a majority interest in Gecis. Revenues in the Pacific Basin decreased 13% primarily as a result of the 2003 divestiture of Edison Life at

(19)

Insurance. This decrease was partially offset by the effects of the weaker U.S. dollar, acquisitions, primarily GC Card at Consumer Finance, and core growth at Consumer Finance and Commercial Finance.

Global pre-tax earnings were $6.3 billion in 2004, an increase of 37% over 2003, which were 69% higher than in 2002. Pre-tax earnings in 2004 rose 39% in Europe, primarily as a result of core growth and acquisitions at Consumer Finance and Commercial Finance. Pre-tax earnings rose 91% in “Other global” primarily as a result of the gain on the sale of a majority interest in Gecis and core growth at Commercial Finance.

Our global assets grew 24% from $232.0 billion at the end of 2003 to $287.7 billion at the end of 2004. Our assets increased 18% in Europe as a result of the effects of the weaker U.S. dollar ($13.7 billion), acquisitions ($9.2 billion), primarily at Commercial Finance and Consumer Finance, and growth at Consumer Finance. Our assets increased 46% in the Pacific Basin, primarily as a result of acquisitions at Consumer Finance.

Financial results of our global activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the British pound sterling, the euro, the Japanese yen and the Canadian dollar.

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position (page 37), Statement of Changes in Shareowner’s Equity (page 36) and the Statement of Cash Flows (page 38).

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
During 2004, we completed acquisitions of the commercial lending business of Transamerica Finance Corporation; Sophia S.A., a real estate company in France; the U.S. leasing business of IKON Office Solutions; and Benchmark Group PLC, a U.K.-listed real estate property company at Commercial Finance. Consumer Finance completed acquisitions of AFIG and WMC. At their respective acquisition dates, these transactions resulted in a combined increase in total assets of $32.1 billion, of which $23.0 billion was financing receivables before allowance for losses, and a combined increase in total liabilities of approximately $20.5 billion, of which $18.9 billion was debt.

•
Minority interest in equity of consolidated affiliates increased $3.6 billion during 2004, primarily because of our sale of approximately 30% of the common shares of Genworth, our formerly wholly-owned subsidiary that conducts most of our consumer insurance business, including life and mortgage insurance operations.

•
We adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities (Revised), on January 1, 2004, adding $2.6 billion of assets and $2.1 billion of liabilities to our consolidated balance sheet as of that date, primarily relating to Penske.

Statement of Financial Position (page 37)

Investment securities comprise mainly available-for-sale investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders, and debt and equity securities designated as trading and

(20)

associated with certain non-U.S. separate accounts for which contractholders retain the related risks and rewards, except in the event of our bankruptcy or liquidation. Investment securities were $135.2 billion at the end of 2004, compared with $128.9 billion at the end of 2003. The increase of $6.3 billion was primarily the net result of investing premiums received, reinvesting investment income, improvements in debt markets and the effects of the weaker U.S. dollar.

We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at December 31, 2004, approximately $0.1 billion was at risk of being charged to earnings in the next 12 months; almost two-thirds of this amount related to commercial airlines.

Impairment losses for 2004 totaled $0.2 billion compared with $0.5 billion in 2003. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio.

Gross unrealized gains and losses were $5.3 billion and $0.8 billion, respectively, at December 31, 2004, compared with $4.6 billion and $1.2 billion, respectively, at December 31, 2003, primarily reflecting an increase in the estimated fair value of debt securities as interest rates declined. We estimate that available gains, net of estimated impairment of insurance intangible assets, could be as much as $2.2 billion at December 31, 2004. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. See note 4.

At December 31, 2004, unrealized losses with a duration of 12 months or more related to investment securities collateralized by commercial aircraft were $0.3 billion. The aggregate amortized cost of these available-for-sale securities was $1.2 billion. We believe that our securities, which are current on all payment terms, are in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. For these securities, we do not anticipate changes in the timing and amount of estimated cash flows, and expect full recovery of our amortized cost. Further, should our cash flow expectation prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at December 31, 2004. See additional discussion of our positions in the commercial aviation industry on page 29.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $288.1 billion at December 31, 2004, from $254.2 billion at the end of 2003, as discussed in the following paragraphs. The related allowance for losses at the end of 2004 amounted to $5.6 billion compared with $6.3 billion at December 31, 2003, representing our best estimate of probable losses inherent in the portfolio.

A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful); and “reduced-earning” receivables are commercial receivables whose terms have been restructured to a below-market yield.

Commercial Finance financing receivables, before allowance for losses, totaled $145.4 billion at December 31, 2004, compared with $135.7 billion at December 31, 2003, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased

(21)

primarily from core growth ($28.0 billion) and acquisitions ($13.5 billion), partially offset by securitizations and sales ($31.5 billion). Related nonearning and reduced-earning receivables were $1.6 billion (1.1% of outstanding receivables) at December 31, 2004, compared with $1.7 billion (1.3% of outstanding receivables) at year-end 2003. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

During 2004, Consumer Finance adopted a global policy for uncollectible receivables that accelerated write-offs to follow one consistent basis. We now write off unsecured closed-end installment loans that become 120 days contractually past due and unsecured open-ended revolving loans that become 180 days contractually past due.

Consumer Finance financing receivables, before allowance for losses, were $127.8 billion at December 31, 2004, compared with $94.7 billion at December 31, 2003, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased as a result of acquisitions ($15.6 billion), core growth ($13.1 billion) and the effects of the weaker U.S. dollar ($7.3 billion). These increases were partially offset by whole loan sales and securitization activity ($2.0 billion) and the standardization of our write-off policy, which resulted in an increase in write-offs ($0.9 billion) but had an inconsequential effect on earnings.

Nonearning consumer receivables were $2.5 billion at December 31, 2004 and 2003, representing 2.0% and 2.6% of outstanding receivables, respectively. The percentage decrease is primarily related to the standardization of our write-off policy and the acquisition of AFIG, which obtains credit insurance for certain receivables, partially offset by higher nonearnings in our European secured financing business.

Equipment & Other Services financing receivables, before allowance for losses, amounted to $14.9 billion and $23.8 billion at December 31, 2004 and 2003, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Nonearning receivables at December 31, 2004, were $0.2 billion (1.2% of outstanding receivables) compared with $0.1 billion (0.6% of outstanding receivables) at December 31, 2003.

Delinquency rates on managed Commercial Finance equipment loans and leases and managed Consumer Finance financing receivables follow.

	2004	2003	2002

Commercial Finance	1.40%	1.38%	1.75%
Consumer Finance	4.85	5.62	5.62

Delinquency rates at Commercial Finance increased slightly from December 31, 2003 to December 31, 2004, reflecting the effect of certain acquired portfolios, partially offset by improvement in the overall core portfolio. The decline from December 31, 2002 to December 31, 2003, reflected improved economic conditions and collection results.

Delinquency rates at Consumer Finance decreased from December 31, 2003 to December 31, 2004, as a result of the standardization of our write-off policy, the acquisition of AFIG, and the U.S. acquisition of WMC, with lower relative delinquencies as a result of whole loan sales, partially offset by higher delinquencies in our European secured financing business. See notes 5 and 6.

(22)

Other receivables totaled $14.1 billion at December 31, 2004, and $12.1 billion at December 31, 2003, and consisted primarily of nonfinancing customer receivables, accrued investment income, amounts due from GE (generally related to certain material procurement programs), amounts due under operating leases, receivables due on sale of securities and various sundry items. Balances at December 31, 2004 and 2003, included securitized, managed GE trade receivables of $3.1 billion and $2.7 billion, respectively.

Buildings and equipment was $46.6 billion at December 31, 2004, up $7.8 billion from 2003, primarily reflecting the consolidation of Penske effective January 1, 2004, and acquisitions of commercial aircraft at Commercial Finance. Details by category of investment are presented in note 8. Additions to buildings and equipment were $10.7 billion and $7.6 billion during 2004 and 2003, respectively, primarily reflecting additions of commercial aircraft and vehicles at Commercial Finance and of vehicles at Equipment & Other Services.

Intangible assets increased $3.7 billion to $28.5 billion, reflecting goodwill associated with acquisitions, goodwill associated with the consolidation of Penske effective January 1, 2004, and the effects of the weaker U.S. dollar. See note 9.

Other assets totaled $72.9 billion at year-end 2004, an increase of $9.8 billion. This increase resulted principally from acquisitions affecting real estate and assets held for sale, and additional investments in associated companies, partially offset by the consolidation of Penske, which was previously accounted for using the equity method. See note 10.

Borrowings were $361.3 billion at December 31, 2004, of which $154.8 billion is due in 2005 and $206.5 billion is due in subsequent years. Comparable amounts at the end of 2003 were $320.3 billion in total, $155.5 billion due within one year and $164.8 billion due thereafter. Included in our total borrowings were borrowings of consolidated, liquidating securitization entities amounting to $25.8 billion at December 31, 2004, of which $9.8 billion was asset-backed senior notes of AFIG, and $24.8 billion at December 31, 2003. A large portion of our borrowings ($97.4 billion and $102.6 billion at the end of 2004 and 2003, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of GE Capital commercial paper were 42 days and 2.39% at the end of 2004, compared with 47 days and 1.40% at the end of 2003. The GE Capital ratio of debt to equity was 6.61 to 1 at the end of 2004 and 6.74 to 1 at the end of 2003. See note 11.

Insurance liabilities, reserves and annuity benefits were $140.9 billion at December 31, 2004, $4.5 billion higher than in 2003. The increase is primarily attributable to growth in annuities, long-term care insurance, structured settlements, the effects of the weaker U.S. dollar, increases in loss reserves for policies written in prior years and 2004 U.S. hurricane-related losses. These increases were partially offset by claim settlements and maturities of guaranteed investment contracts (GICs). See note 12.

Exchange rate and interest rate risks are managed with a variety of straightforward techniques, including match funding and selective use of derivatives. We use derivatives to mitigate or eliminate certain financial and market risks because we conduct business in diverse markets around the world and local funding is not always efficient. In addition, we use derivatives to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. We apply strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates using so-called “shock” tests that model effects of shifts in rates. These are not forecasts.

(23)

•
If, on January 1, 2005, interest rates had increased 100 basis points across the yield curve (a “parallel shift” in that curve) and that increase remained in place for 2005, we estimate, based on our year-end 2004 portfolio and holding everything else constant, that our 2005 net earnings would decline pro-forma by $0.2 billion.

•
If, on January 1, 2005, currency exchange rates were to decline by 10% against the U.S. dollar and that decline remained in place for 2005, we estimate, based on our year-end 2004 portfolio and holding everything else constant, that the effect on our 2005 net earnings would be insignificant.

Statement of Changes in Shareowner’s Equity (page 36)

Shareowner’s equity increased $8.4 billion in 2004 and 2003, and $8.3 billion in 2002. These increases were largely attributable to net earnings but were partially offset by dividends declared of $3.1 billion, $3.4 billion and $2.0 billion in 2004, 2003 and 2002, respectively. Also, a capital contribution increased shareowner’s equity by $6.3 billion in 2002. Currency translation adjustments increased equity by $2.5 billion in 2004, compared with $3.4 billion in 2003. Changes in the currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. In 2004, the pound sterling, euro and, to a lesser extent, Asian currencies strengthened against the U.S. dollar. In 2003 and 2002, the euro and, to a lesser extent, Asian currencies strengthened against the U.S. dollar. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated. See note 16.

Overview of Our Cash Flow from 2002 through 2004 (page 38)

Our cash and equivalents aggregated $12.4 billion at the end of 2004, up from $11.3 billion at year-end 2003. Over the past three years, our borrowings with maturities of 90 days or less have decreased by $49.3 billion. New borrowings of $217.2 billion having maturities longer than 90 days were added during those years, while $128.0 billion of such longer-term borrowings were retired.

Our principal use of cash has been investing in assets to grow our businesses. Of the $102.5 billion that we invested over the past three years, $38.0 billion was used for additions to financing receivables; $30.0 billion was used to invest in new equipment, principally for lease to others; and $37.0 billion was used for acquisitions of new businesses, the largest of which were the commercial lending business of Transamerica Finance Corporation and Sophia S.A. in 2004; First National Bank and Conseco in 2003; and Australian Guarantee Corporation, Security Capital and the commercial inventory financing business of Deutsche Financial Services in 2002.

Although we generated $69.1 billion from operating activities over the last three years, our cash is not necessarily freely available for alternative uses. For example, certain cash generated by our Insurance businesses is restricted by various insurance regulations. See note 15. Further, any reinvestment in financing receivables is shown in cash used for investing, not operating activities. Therefore, maintaining or growing Commercial and Consumer Finance assets requires that we invest much of the cash they generate from operating activities in their earning assets. Also, we have been increasing the equity of our businesses as discussed on page 27.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe we are in a sound position to grow dividends and continue making selective investments for long-term growth. With the financial flexibility that comes with excellent credit ratings, we believe that we should be well positioned to meet the global needs of our customers for capital and to continue providing our shareowner with good returns.

(24)

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2004, follow:

	Payments due by period
(In millions)	Total	2005	2006-2007	2008-2009	2010 and thereafter

Borrowings (note 11)	$361,342	$154,843	$83,127	$47,835	$75,537

Interest on borrowings	56,000	11,000	15,000	9,000	21,000

Operating lease obligations (note 3)	4,838	782	1,401	1,052	1,603

Purchase obligations(a)(b)	23,000	16,000	6,000	1,000	-

Insurance liabilities (note 12)(c)	92,000	14,000	19,000	13,000	46,000

Other liabilities(d)	17,000	15,000	1,000	-	1,000

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be classified as equipment leased to others, software acquisition/license commitments and contractually required cash payments for acquisitions.

(b)			Excluded funding commitments entered into in the ordinary course of business. Further information on these commitments is provided in note 21.
(c)
Included GICs, structured settlements and single premium immediate annuities based on scheduled payouts, as well as those contracts with reasonably determinable cash flows such as deferred annuities, universal life, term life, long-term care, whole life and other life insurance contracts as well as workers compensation tabular indemnity loan and long-term liability claims.

(d)
Included an estimate of future expected funding requirements related to our pension benefit plans. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. Refer to notes 13 and 19 for further information on these items.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements in the ordinary course of business to improve shareowner returns. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Our securitization transactions are similar to those used by many financial institutions. In a typical transaction, assets are sold by the transferor to a special purpose entity (SPE), which purchases the assets with cash raised through issuance of beneficial interests (usually debt instruments) to third-party investors. Investors in the beneficial interests usually have recourse to the assets in the SPEs and often benefit from credit enhancements supporting the assets (such as overcollateralization). The SPE may also hold derivatives, such as interest rate swaps, in order to match the interest rate characteristics of the assets with those of the beneficial interests. An example is an interest rate swap converting fixed rate assets to variable rates to match floating rate debt instruments issued by the SPE.

(25)

Historically, we have used both sponsored and third-party entities to execute securitization transactions in the commercial paper and term markets. With our adoption of FIN 46, Consolidation of Variable Interest Entities, on July 1, 2003, we consolidated $36.3 billion of assets and $35.8 billion of liabilities in certain sponsored entities and stopped executing new securitization transactions with those entities. We continue to engage in securitization transactions with third-party conduits and through public, market term securitizations. In December 2004, we acquired AFIG which added $9.1 billion of securitized mortgage loans in consolidated, liquidating securitization entities. Without AFIG, assets in consolidated, liquidating securitization entities were $17.4 billion, down $9.0 billion. See note 20.

Assets held by SPEs include: receivables secured by equipment, commercial and residential real estate and other assets; and credit card receivables. Examples of these receivables include loans and leases on manufacturing and transportation equipment, residential mortgages, loans on commercial property, commercial loans, and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base. In certain transactions, the credit quality of assets transferred is enhanced by providing credit support. Securitized off-balance sheet assets totaled $30.8 billion and $23.6 billion at December 31, 2004 and 2003, respectively.

We provide financial support related to assets held by certain off-balance sheet SPEs through liquidity agreements, credit support, and guarantee and reimbursement contracts. Net liquidity support amounted to $2.3 billion at December 31, 2004, down from $3.1 billion a year earlier. Credit support, in which we provide recourse for credit losses in off-balance sheet SPEs, was $6.6 billion as of December 31, 2004. Potential credit losses are provided for in our financial statements. Based on management’s best estimate of probable losses inherent in the portfolio of assets that remain off-balance sheet, our financial statements included $0.1 billion representing the fair value of recourse obligations at year-end 2004. See note 20.

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

Debt Instruments, Guarantees and Covenants

The major debt rating agencies routinely evaluate the debt of GECS and GE Capital, our major borrowing affiliate. These agencies have given the highest debt ratings to GE Capital (long-term rating AAA/Aaa; short-term rating A-1+/P-1). One of our strategic objectives is to maintain these ratings as they serve to lower our cost of funds and to facilitate our access to a variety of lenders. We manage our businesses in a fashion that is consistent with maintaining these ratings.

GECS and GE Capital have distinct business characteristics that the major debt rating agencies evaluate both quantitatively and qualitatively.

(26)

Quantitative measures include:

•	Earnings and profitability, including earnings quality, revenue growth, the breadth and diversity of sources of income and return on assets,

•	Asset quality, including delinquency and write-off ratios and reserve coverage,

•
Funding and liquidity, including cash generated from operating activities, leverage ratios such as debt-to-capital, market access, back-up liquidity from banks and other sources, composition of total debt and interest coverage, and

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

GE Capital’s ratings are supported contractually by a GE commitment to maintain the ratio of earnings to fixed charges at a specified level as described below.

Before 2003, GE Capital maintained a capital structure that included about $8 of debt for each $1 of equity - a “leverage ratio” of 8:1. For purposes of measuring segment profit, each of our businesses was also assigned debt and interest costs on the basis of that consolidated 8:1 leverage ratio. As of January 1, 2003, we extended a business-specific, market-based leverage to the performance measurement of each of our businesses. As a result, at January 1, 2003, debt of $12.5 billion previously allocated to our other segments was allocated to the Equipment & Other Services segment. We refer to this as “parent-supported debt.” During 2004, a total of $4.7 billion of such debt was eliminated, compared with $4.6 billion in 2003. The 2004 reduction was the result of the following:

•	22% of retained operating earnings ($1.8 billion),

•	Proceeds from the Genworth initial public offering less dividend payments to GE ($1.6 billion),

•	Mortgage Insurance contingent note payment ($0.5 billion),

•	Sale of a majority interest of Gecis ($0.5 billion), and

•	Rationalization of Insurance and Equipment & Other Services related activities ($0.3 billion).

The remaining $3.2 billion of such debt is expected to be eliminated in 2005.

(27)

During 2004, we paid $2.3 billion of special dividends to GE, of which $1.3 billion was a portion of proceeds from the Genworth initial public offering, $0.8 billion was surplus equity related to portfolio restructurings in Insurance and run-offs in Equipment & Other Services and $0.2 billion was related to Insurance dispositions.

During 2004, GECS and GECS affiliates issued $57 billion of senior, unsecured long-term debt, including $3 billion issued by Genworth in connection with the initial public equity offering described on page 10. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets. Maturities for these issuances ranged from one to 40 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue between $50 billion and $60 billion of additional long-term debt during 2005, although the ultimate amount we issue will depend on our needs and on the markets.

Following is the composition of our debt obligations excluding any asset-backed debt obligations, such as debt of consolidated, liquidating securitization entities.

December 31	2004	2003

Senior notes and other long-term debt	58%	55%
Commercial paper	25	27
Current portion of long-term debt	11	13
Other - bank and other retail deposits	6	5
Total	100%	100%

We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets and the liquidity profile of our debt. GE Capital is the most widely held name in global commercial paper markets.

We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $57.3 billion of contractually committed lending agreements with 83 highly-rated global banks and investment banks. Total credit lines extending beyond one year increased $10.0 billion to $56.8 billion at December 31, 2004. See note 11.

Beyond contractually committed lending agreements, other sources of liquidity include medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets, and potential sales of other assets.

Principal debt conditions are described below.

•	Under certain swap, forward and option contracts, if our long-term credit rating were to fall below A-/A3, certain remedies are required as discussed in note 19.

•
If GE Capital’s ratio of earnings to fixed charges, which was 1.87:1 at the end of 2004, were to deteriorate to 1.10:1 or, upon redemption of certain preferred stock, its ratio of debt to equity, which was 6.61:1 at the end of 2004, were to exceed 8:1, GE has committed to contribute capital to GE Capital. GE also has guaranteed our subordinated debt with a face amount of $1.0 billion at December 31, 2004 and 2003.

(28)

The following three conditions relate to securitization SPEs that were consolidated upon adoption of FIN 46 on July 1, 2003:

•
If the short-term credit rating of GE Capital or certain consolidated SPEs discussed further in note 20 were to fall below A-1/P-1, GE Capital would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that GE Capital would be required to provide in the event of such a downgrade is determined by contract, and amounted to $12.8 billion at January 1, 2005. Amounts related to non-consolidated SPEs were $1.4 billion.

•
If the long-term credit rating of GE Capital were to fall below AA/Aa2, GE Capital would be required to provide substitute credit support or liquidate the consolidated SPEs. The maximum amount that GE Capital would be required to substitute in the event of such a downgrade is determined by contract, and amounted to $0.9 billion at December 31, 2004.

•
For certain transactions, if the long-term credit rating of GE Capital were to fall below A/A2 or BBB+/Baa1 or its short-term credit rating were to fall below A-2/P-2, GE Capital could be required to provide substitute credit support or fund the undrawn commitment. GE Capital could be required to provide up to $2.3 billion in the event of such a downgrade based on terms in effect at December 31, 2004.

One group of consolidated SPEs, the Trinities and GE Funding CMS, hold assets that are reported in “Investment securities” and issue GICs that are reported in “Insurance liabilities, reserves and annuity benefits.” If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide up to $0.9 billion of capital to the Trinities. Further, GE Capital could be required to repay up to $3.1 billion of GICs issued by GE Funding CMS.

In our history, we have never violated any of the above conditions. We believe that under any reasonable future economic developments, the likelihood that any such arrangements could have a significant effect on our operations, cash flows or financial position is remote.

Commercial aviation is an industry in which we have a significant ongoing interest. Although some U.S. carriers have been operating under pressure, our interest in this industry is global, and demand in the global markets has been strong. September 11, 2001, was a significant test for this industry. But since that date, 119 carriers around the world have placed 709 of our aircraft into service, 415 of which were Boeing and Airbus narrow-body aircraft. We continue to be confident in the global industry’s ongoing prospects.

At December 31, 2004, our global commercial aviation exposure in our Commercial Finance segment amounted to $37.8 billion, principally loans and leases of $33.0 billion. We had 1,342 commercial aircraft on lease, an increase of 106 aircraft from last year reflecting acquired leases and on-time delivery of open 2003 order positions. At the end of 2004 and 2003, an insignificant number of our aircraft were not on lease - 2 and 3 aircraft, respectively. At December 31, 2004, we also had $10.2 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 56 aircraft ($4.3 billion) scheduled for delivery in 2005, all under agreement to commence operations with commercial airline customers.

US Airways filed for bankruptcy protection in the third quarter of 2004. In January 2005, US Airways and the Air Transportation Stabilization Board (ATSB) reached an agreement extending the airline’s use of cash proceeds from its federally guaranteed loan through June 30, 2005. US Airways’ management has stated publicly that this agreement with the ATSB will allow US Airways to continue operations while it completes its restructuring

(29)

and planned emergence from Chapter 11 in the summer of 2005. US Airways’ management also has indicated in its public statements that labor savings will be an important factor affecting the success of that reorganization. At December 31, 2004, our aggregate exposure to US Airways was $2.8 billion, the largest component of which was $2.6 billion of loans and leases, substantially secured by various equipment, including 39 regional jet aircraft, 54 Boeing narrow-body aircraft (primarily 737 type), and 57 Airbus narrow-body aircraft. We and the airline have entered into a memorandum of understanding to restructure a number of loans and leases. We also agreed to continue regional jet financing conditioned on the airline successfully emerging from bankruptcy protection and achieving specified financial milestones. We have adjusted our estimates of cash flows and residual values to reflect the current information available to us in this fluid situation. In addition to our loans and leases, we hold $0.2 billion of available-for-sale investment securities in US Airways that are secured by various other aircraft in the fleet. In addition to US Airways, both ATA Holdings Corp. and Aloha Airgroup, Inc. filed for bankruptcy during 2004. UAL Corp. filed for bankruptcy in 2002. At December 31, 2004, our exposure was $1.4 billion to UAL Corp., $0.8 billion to ATA Holdings Corp., and $0.3 billion to Aloha Airgroup, Inc., consisting primarily of loans and leases. Various Boeing and Airbus aircraft secure substantially all of these financial exposures.

Commercial Finance regularly tests the recoverability of its commercial aircraft operating lease portfolio as described on page 31, and recognized impairment losses of $0.1 billion and $0.2 billion in 2004 and 2003, respectively. In addition to these impairment charges relating to operating leases, Commercial Finance recorded provisions for losses on financing receivables related to commercial aircraft of $0.3 billion in 2004, primarily related to US Airways and ATA Holdings Corp.; an insignificant amount was recognized in 2003.

See pages 20-21 and notes 4 and 8 for further information on our commercial aviation positions.

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

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process, which includes standards and policies for reviewing major risk exposures and concentrations, ensures that relevant data are identified and considered either for individual loans or leases, or on a portfolio basis, as appropriate.

Our lending and leasing experience and the extensive data we accumulate and analyze facilitate estimates that have been reliable over time. Our actual loss experience was in line with expectations for 2004 (adjusting for the effects of Consumer Finance’s standardization of its write-off policy), 2003 and 2002. While losses depend to a large degree on future economic conditions, we do not anticipate significant adverse credit development in 2005. Further information is provided in the financing receivables section on page 21, and in notes 1, 5 and 6.

(30)

Asset impairment assessment involves various estimates and assumptions as follows:

Investments We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. We perform comprehensive market research and analysis and monitor market conditions to identify potential impairments. Further information about actual and potential impairment losses is provided on page 21 and in notes 1 and 4.

Long-lived assets We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate.

Commercial aircraft are a significant concentration of assets in our Commercial Finance business, and are particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. Future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on current market values from independent appraisers. Further information on impairment losses and our overall exposure to the commercial aviation industry is provided on pages 29-30 and in notes 4 and 8.

Goodwill and other identified intangible assets We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow method. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case we supplement the cash flow approach discussed above with independent appraisals, as appropriate.

We test other identified intangible assets with defined useful lives and subject to amortization by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset.

Further information is provided on page 23 and in notes 1 and 9.

Insurance liabilities and reserves differ for short- and long-duration insurance contracts. Short-duration contracts such as property and casualty policies are accounted for based on actuarial estimates of losses inherent in that period’s claims, including losses for which claims have not yet been reported. Short-duration contract loss estimates

(31)

rely on actuarial observations of ultimate loss experience for similar historical events. Measurement of long-duration insurance liabilities (such as guaranteed renewable term, whole life and long-term care insurance policies) also is based on approved actuarial methods that include assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments. Historical insurance industry experience indicates that a greater degree of inherent variability exists in assessing the ultimate amount of losses under short-duration property and casualty contracts than exists for long-duration mortality exposures. This inherent variability is particularly significant for liability-related exposures, including latent claims issues (such as asbestos and environmental related coverage disputes), because of the extended period of time - often many years - that transpires between when a given claim event occurs and the ultimate full settlement of such claim. This situation is then further exacerbated for reinsurance entities (as opposed to primary insurers) because of coverage often being provided on an “excess-of-loss” basis and the resulting lags in receiving current claims data.

We continually evaluate the potential for changes in loss estimates with the support of qualified reserving actuaries and use the results of these evaluations both to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. For actuarial analysis purposes, reported and paid claims activity is segregated into several hundred reserving segments, each having differing historical settlement trends. A variety of actuarial methods are then applied to the underlying data for each of these reserving segments in arriving at an estimated range of “reasonably possible” loss scenarios. Factors such as line of business, length of historical settlement pattern, recent changes in underwriting standards and unusual trends in reported claims activity will generally affect which actuarial methods are given more weight for purposes of determining the “best estimate” of ultimate losses in a particular reserving segment. As discussed on pages 18 and 19 and in note 12, in recent years, reported claims activity at GE Insurance Solutions related to prior-year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, have continued to develop adversely to previous expectations. This trend was considered in the actuarial reserve study completed in the fourth quarter of 2002, resulting in a significant increase in recorded reserves. In 2003, we continued to monitor our reported claims activity compared with our revised expected loss levels. While for the majority of our lines of business, reported claims activity in 2003 was reasonably close to expected amounts, for certain lines the reported claims volumes exceeded our revised loss expectations. In response to these new data, we further increased our loss reserves in 2003. In 2004, as part of our comprehensive annual assessment of recorded claim-related liabilities, we observed that reported claims activity in certain product lines, substantially related to the 1997 through 2001 underwriting years, continued to exceed previous established expectations and we again increased our loss reserves.

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. Further information is provided in note 21.

Other Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred, in various sections of this report, to:

(32)

•	Net revenues (revenues from services less interest) of the Commercial Finance and Consumer Finance segments for the three years ended December 31, 2004, and

•	Delinquency rates on financing receivables of the Commercial Finance and Consumer Finance segments for 2004, 2003 and 2002.

The reasons we use these non-GAAP financial measures and their reconciliation to their most directly comparable GAAP financial measures follow.

Net Revenues

We provided reconciliations of net revenues to reported revenues for these segments on pages 14-16. Because net revenues is a common industry measure of margin, these disclosures enable investors to compare the results of our businesses with results of others in the same industry.

Delinquency Rates on Financing Receivables

Delinquency rates on financing receivables follow.

Commercial Finance

December 31	2004	2003	2002

Managed	1.40%	1.38%	1.75%
Off-book	0.90	1.27	0.09
On-book	1.58	1.41	2.16

Consumer Finance

December 31	2004	2003	2002

Managed	4.85%	5.62%	5.62%
Off-book	5.09	5.04	4.84
On-book	4.84	5.67	5.76

We believe that delinquency rates on managed financing receivables provide a useful perspective of our portfolio quality and are key indicators of financial performance. Further, investors use such information, including the results of both the on-book and securitized portfolios, which are relevant to our overall performance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about our global risk management can be found on page 12 of Item 7.

(33)

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
General Electric Capital Services, Inc.:

We have audited the consolidated financial statements of General Electric Capital Services, Inc. (“GECS”) and consolidated affiliates as listed in Item 15. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 15. We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that GECS maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECS management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the GECS’ internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements and schedules referred to above present fairly, in all material respects, the financial position of General Electric Capital Services, Inc. and consolidated affiliates as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that GECS maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Furthermore, in our opinion, GECS maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO.

(34)

As discussed in note 1 to the consolidated financial statements, GECS in 2004 and 2003 changed its method of accounting for variable interest entities and in 2002 changed its method of accounting for goodwill and other intangible assets.

/s/ KPMG LLP
Stamford, Connecticut
February 11, 2005

(35)

General Electric Capital Services, Inc. and consolidated affiliates
Statement of Earnings

For the years ended December 31 (In millions)	2004	2003	2002

Revenues
Revenues from services (note 2)	$67,936	$62,051	$55,403
Sales of goods	2,840	2,228	3,296
Total revenues	70,776	64,279	58,699

Costs and expenses
Interest	11,372	10,262	9,935
Operating and administrative (note 3)	20,988	17,757	16,031
Cost of goods sold	2,741	2,119	3,039
Insurance losses and policyholder and annuity benefits	15,844	16,369	17,608
Provision for losses on financing receivables (note 6)	3,888	3,752	3,084
Depreciation and amortization (note 8)	5,852	4,679	4,312
Minority interest in net earnings of consolidated affiliates	390	129	143
Total costs and expenses	61,075	55,067	54,152

Earnings before income taxes and accounting changes	9,701	9,212	4,547
Provision for income taxes (note 13)	(1,540)	(1,458)	79

Earnings before accounting changes	8,161	7,754	4,626
Cumulative effect of accounting changes (note 1)	-	(339)	(1,015)
Net earnings	$8,161	$7,415	$3,611

Statement of Changes in Shareowner’s Equity

(In millions)	2004	2003	2002
Changes in shareowner’s equity (note 16)
Balance at January 1	$45,308	$36,929	$28,590
Dividends and other transactions with shareowner	(3,003)	(3,438)	4,317
Changes other than transactions with shareowner
Increase attributable to net earnings	8,161	7,415	3,611
Investment securities - net	481	651	1,561
Currency translation adjustments - net	2,544	3,421	58
Cash flow hedges - net	373	349	(1,186)
Minimum pension liabilities - net	(109)	(19)	(22)
Total changes other than transactions with shareowner	11,450	11,817	4,022
Balance at December 31	$53,755	$45,308	$36,929

The notes to consolidated financial statements on pages 39-78 are an integral part of these statements.

(36)

General Electric Capital Services, Inc. and consolidated affiliates
Statement of Financial Position

At December 31 (In millions)	2004	2003

Assets
Cash and equivalents	$12,367	$11,273
Investment securities (note 4)	135,152	128,889
Financing receivables - net (notes 5 and 6)	282,467	247,906
Insurance receivables - net (note 7)	25,971	27,541
Other receivables	14,134	12,103
Inventories	189	197
Buildings and equipment, less accumulated amortization of $20,630
and $16,748 (note 8)	46,578	38,822
Intangible assets - net (note 9)	28,520	24,821
Other assets (note 10)	72,949	63,136
Total assets	$618,327	$554,688

Liabilities and equity
Borrowings (note 11)	$361,342	$320,318
Accounts payable	17,104	13,566
Insurance liabilities, reserves and annuity benefits (note 12)	140,902	136,428
Other liabilities	25,744	23,217
Deferred income taxes (note 13)	10,798	10,736
Total liabilities	555,890	504,265

Minority interest in equity of consolidated affiliates (note 14)	8,682	5,115

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by consolidated affiliates at December 31, 2004 and 2003)	10	10
Common stock, $1,000 par value (1,260 shares authorized at December 31, 2004 and 2003, and 1,064 shares issued and outstanding at December 31, 2004 and 2003)	1	1
Accumulated gains (losses) - net
Investment securities	2,345	1,864
Currency translation adjustments	5,183	2,639
Cash flow hedges	(1,354)	(1,727)
Minimum pension liabilities	(150)	(41)
Additional paid-in capital	12,360	12,258
Retained earnings	35,360	30,304
Total shareowner’s equity (note 16)	53,755	45,308
Total liabilities and equity	$618,327	$554,688

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” as shown in note 16, and was $6,024 million and $2,735 million at year-end 2004 and 2003, respectively.

The notes to consolidated financial statements on pages 39-78 are an integral part of this statement.

(37)

General Electric Capital Services, Inc. and consolidated affiliates

Statement of Cash Flows

For the years ended December 31 (In millions)	2004	2003	2002

Cash flows - operating activities
Net earnings	$8,161	$7,415	$3,611
Adjustments to reconcile net earnings to cash provided from operating activities
Cumulative effect of accounting changes	-	339	1,015
Depreciation and amortization of buildings and equipment	5,852	4,679	4,312
Deferred income taxes	(1,527)	738	1,409
Decrease (increase) in inventories	(9)	(35)	62
Increase (decrease) in accounts payable	4,207	666	(880)
Increase in insurance liabilities and reserves	4,961	1,679	9,454
Provision for losses on financing receivables	3,888	3,752	3,084
All other operating activities (note 17)	594	2,215	(556)
Cash from operating activities	26,127	21,448	21,511

Cash flows - investing activities
Net increase in financing receivables (note 17)	(15,280)	(4,687)	(18,082)
Additions to buildings and equipment	(10,691)	(7,621)	(11,670)
Dispositions of buildings and equipment	5,845	4,952	6,357
Payments for principal businesses purchased	(13,888)	(10,537)	(12,618)
All other investing activities (note 17)	443	207	(15,234)
Cash used for investing activities	(33,571)	(17,686)	(51,247)

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(1,138)	(13,472)	(34,687)
Newly issued debt (maturities longer than 90 days) (note 17)	61,264	59,939	96,044
Repayments and other reductions (maturities longer
than 90 days) (note 17)	(45,538)	(43,202)	(39,225)
Dividends paid to shareowner	(3,105)	(3,435)	(1,965)
All other financing activities (note 17)	(2,945)	(237)	10,173
Cash from (used for) financing activities	8,538	(407)	30,340

Increase in cash and equivalents during year	1,094	3,355	604
Cash and equivalents at beginning of year	11,273	7,918	7,314
Cash and equivalents at end of year	$12,367	$11,273	$7,918

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(11,304)	$(10,662)	$(9,499)
Cash recovered during the year for income taxes	922	1,146	1,383

The notes to consolidated financial statements on pages 39-78 are an integral part of this statement.

(38)

General Electric Capital Services, Inc. and consolidated affiliates

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Accounting principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

General Electric Capital Services, Inc. owns all of the common stock of General Electric Capital Corporation (GE Capital) and GE Insurance Solutions Corporation (GE Insurance Solutions), the parent of Employers Reinsurance Corporation (ERC). All of our outstanding common stock is owned by General Electric Company (GE Company or GE) and an affiliate of GE Company. Our financial statements consolidate all of our affiliates - companies that we control and in which we hold a majority voting interest. Associated companies are companies that we do not control but over which we have significant influence, most often because we hold a shareholder voting position of 20% to 50%. Results of associated companies are presented on a one-line basis.

In 2004 and 2003, as we describe on page 43, we consolidated certain non-affiliates, including certain special purpose entities (SPEs) and investments previously considered associated companies, because of new accounting requirements that became effective in each of those years.

Financial statement presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation. Effects of transactions between related companies are eliminated.

Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Sales of goods

We record sales of goods when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of products is not assured, sales are recorded only upon formal customer acceptance.

Revenues from services (earned income)

We use the interest method to recognize income on all loans. Interest on time sales and loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. We recognize interest income on nonearning loans either as cash is collected or on a cost-recovery basis as conditions warrant. We resume accruing interest on nonearning, non-restructured Commercial Finance loans only when (a) payments are brought current according to the loan’s original terms and (b) future payments are reasonably assured. When we agree to restructured terms with the borrower, we resume accruing interest only when reasonably assured that we will recover full contractual payments, and such loans pass underwriting reviews equivalent to those applied to new loans. We resume accruing interest on nonearning Consumer Finance loans upon receipt of the third consecutive minimum monthly payment or the equivalent.

(39)

Specific limits for each type of loan restrict the number of times any particular delinquent loan may be categorized as non-delinquent and interest accrual resumed.

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

See pages 41-42 for a discussion of income from investment and insurance activities.

Depreciation and amortization

The cost of our equipment leased to others on operating leases is amortized on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment. See note 8.

Losses on financing receivables

Our allowance for losses on financing receivables represents our best estimate of probable losses inherent in the portfolio. Our method of calculating estimated losses depends on the size, type and risk characteristics of the related receivables. Write-offs are deducted from the allowance for losses and subsequent recoveries are added. Impaired financing receivables are written down to the extent that principal is judged to be uncollectible.

Our consumer loan portfolio consists of smaller balance, homogeneous loans including card receivables, installment loans, auto loans and leases and residential mortgages. Each portfolio is collectively evaluated for impairment. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio, based upon statistical analyses of portfolio data. These include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors.

During 2004, Consumer Finance adopted a global policy for uncollectible receivables that accelerated write-offs to follow one consistent basis. We now write off unsecured closed-end installment loans that become 120 days contractually past due and unsecured open-ended revolving loans that become 180 days contractually past due. Loans secured with non-real-estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 days contractually past due. Real estate secured loans (both revolving and closed-end) are written down to a percentage of the estimated fair value of the property, less costs to sell, no later than 360 days past due.

The first step in establishing our quarterly allowances for losses on larger balance non-homogenous commercial and equipment loans and leases is to survey the entire portfolio for potential specific credit or collection issues indicating an impairment. This survey first considers the financial status, payment history, collateral value,

(40)

industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. Our risk function routinely receives financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives - for example, for real estate loans, relevant markets are local; for aircraft loans, relevant markets are global. Our risk function reports to senior management its evaluation of any balances that it has identified as impaired, and we make allowances based on our evaluation of all available information, including expected future cash flows, fair value of collateral net of disposal costs and the secondary market value of the financing receivables. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is prepared by each line of business every quarter and reviewed by senior management. Within each business unit, portfolio level modeling is applied where deemed appropriate, for example, by collateral type. As a result, several different statistical analyses requiring judgment are employed as part of this process. These analyses include consideration of historical and projected default rate and loss severity.

Portfolios of smaller balance homogenous commercial and equipment loans which are not individually evaluated for impairment are evaluated collectively for impairment. This evaluation is based upon various statistical analyses which consider historical losses and the current aging of the portfolio.

For homogeneous loans and leases, delinquencies are an important indication of a developing loss, and we monitor delinquency rates closely in all of our portfolios.

Experience is not available with new products; therefore, while we are developing that experience, we set loss allowances based on our experience with the most closely analogous products in our portfolio.

When we repossess collateral in satisfaction of a commercial loan, we write the receivable down against the allowance for losses. Repossessed collateral is included in “Other assets” in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

The underlying assumptions, estimates and assessments we use are continually updated to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible to experience credit losses that are different from our current estimates.

Cash and equivalents

Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.

Investment securities

We report investments in debt and marketable equity securities, and equity securities at our insurance affiliates, at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. Unrealized gains and losses on available-for-sale investment securities are included in shareowner's equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and

(41)

the financial health and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings. For investment securities designated as trading, unrealized gains and losses are recognized currently in earnings. Realized gains and losses are accounted for on the specific identification method.

Inventories

All inventories are stated at the lower of cost or realizable values. Our inventories consist of finished products held for sale, and cost is determined on a first-in, first-out basis.

Intangible assets

We do not amortize goodwill, but test it annually for impairment using a fair value approach at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value method.

We amortize the cost of other intangibles over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

Insurance accounting policies

Accounting policies for our insurance businesses follow.

Premium income We report insurance premiums as earned income as follows:

•
For short-duration insurance contracts (including property and casualty, and accident and health insurance), we report premiums as earned income, generally on a pro-rata basis, over the terms of the related agreements. For retrospectively rated reinsurance contracts, we record premium adjustments based on estimated losses and loss expenses, taking into consideration both case and incurred-but-not-reported (IBNR) reserves.

•	For traditional long-duration insurance contracts (including term and whole life contracts and annuities payable for the life of the annuitant), we report premiums as earned income when due.

•
For investment contracts and universal life contracts, we report premiums received as liabilities, not as revenues. Universal life contracts are long-duration insurance contracts with terms that are not fixed and guaranteed; for these contracts, we recognize revenues for assessments against the policyholder’s account, mostly for mortality, contract initiation, administration and surrender. Investment contracts are contracts that have neither significant mortality nor significant morbidity risk, including annuities payable for a determined period; for these contracts, we recognize revenues on the associated investments, and amounts credited to policyholder accounts are charged to expense.

(42)

Liabilities for unpaid claims and claims adjustment expenses represent our best estimate of the ultimate obligations for reported claims plus those IBNR and the related estimated claim settlement expenses for all claims incurred through December 31 of each year. Specific reserves - also referred to as case reserves - are established for reported claims using case-basis evaluations of the underlying claim data and are updated as further information becomes known. IBNR reserves are determined using generally accepted actuarial reserving methods that take into account historical loss experience data and, as appropriate, certain qualitative factors. IBNR reserves are adjusted to take into account certain additional factors that can be expected to affect the liability for claims over time, such as changes in the volume and mix of business written, revisions to contract terms and conditions, changes in legal precedents or developed case law, trends in healthcare and medical costs, and general inflation levels. Settlement of complex claims routinely involves threatened or pending litigation to resolve disputes as to coverage, interpretation of contract terms and conditions or fair compensation for damages suffered. These disputes are settled through negotiation, arbitration or actual litigation. Recorded reserves incorporate our best estimate of the effect that ultimate resolution of such disputes has on both claims payments and related settlement expenses. Liabilities for unpaid claims and claims adjustment expenses are continually reviewed and adjusted; such adjustments are included in current operations and accounted for as changes in estimates.

Deferred acquisition costs Costs that vary with and are directly related to the acquisition of new and renewal insurance and investment contracts are deferred and amortized as follows:

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

Present value of future profits The actuarially determined present value of anticipated net cash flows to be realized from insurance, annuity and investment contracts in force at the date of acquisition of life insurance policies is recorded as the present value of future profits and is amortized over the respective policy terms in a manner similar to deferred acquisition costs. We adjust unamortized balances to reflect experience and impairment, if any.

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

We adopted FIN 46, Consolidation of Variable Interest Entities, on July 1, 2003, and for the first time consolidated certain special purpose entities. In total, transition resulted in a $339 million after-tax accounting

(43)

charge to our third quarter 2003 net earnings, which is reported in the caption “Cumulative effect of accounting changes.”

•
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

•
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

•
For assets that had been securitized using qualifying special purpose entities (QSPEs), transition carrying amounts were based on hypothetical repurchase of the assets at fair value. Transition effects associated with consolidation of these assets and liabilities were insignificant, as were transition effects of consolidating assets and liabilities associated with issuance of guaranteed investment contracts (GICs).

Further information about these entities is provided in note 20.

In 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but is tested for impairment using a fair value method. Using the required reporting unit basis, we tested all of our goodwill for impairment as of January 1, 2002, and recorded a non-cash charge of $1.204 billion ($1.015 billion after tax). All of the charge related to Equipment & Other Services. Factors contributing to the impairment charge were the difficult economic environment in the information technology sector and heightened price competition in the auto insurance industry. No impairment charge had been required under our previous goodwill impairment policy, which was based on undiscounted cash flows.

Note 2. Revenues from Services

(In millions)	2004		2003	2002

Interest on time sales and loans	$18,956		$17,196	$14,068
Premiums earned by insurance businesses	16,126		18,661	16,484
Operating lease rentals	10,744	(a)	7,199	6,879
Investment income	6,764		6,489	5,570
Financing leases	4,160		4,206	4,441
Fees	3,860		3,162	2,943
Other income	7,326	(b)	5,138	5,018
Total(c)	$67,936		$62,051	$55,403

(a)	Included $2,593 million relating to the consolidation of Penske.
(b)
Included other operating revenue of Penske of $977 million and gain on sale of Gecis of $396 million, partially offset by the loss on Genworth Financial, Inc. (Genworth) initial public offering of $388 million.

(c)	Included $1,002 million in 2004 and $695 million in 2003 related to consolidated, liquidating securitization entities.

(44)

For insurance businesses, the effects of reinsurance on premiums written and premiums earned were as follows:

	Premiums written			Premiums earned
(In millions)	2004	2003	2002	2004	2003	2002

Direct	$9,463	$11,640	$11,659	$10,235	$11,448	$10,922
Assumed	8,666	9,616	9,409	8,455	9,964	9,569
Ceded	(2,879)	(2,654)	(4,069)	(2,564)	(2,751)	(4,007)
Total	$15,250	$18,602	$16,999	$16,126	$18,661	$16,484

Note 3. Operating and Administrative Expenses

Our employees and retirees are covered under a number of pension, health and life insurance plans. The principal pension plans are the GE Pension Plan, a defined benefit plan for U.S. employees and the GE Supplementary Pension Plan, an unfunded plan providing supplementary benefits to higher level, longer service U.S. employees. Employees of certain affiliates are covered under separate pension plans which are not significant individually or in the aggregate. We provide health and life insurance benefits to certain of our retired employees, principally through GE Company’s benefit program. The annual cost to us of providing these benefits is not material.

Rental expense relating to equipment we lease from others for the purpose of subleasing was $383 million in 2004, $338 million in 2003 and $378 million in 2002. Other rental expense was $614 million in 2004, $555 million in 2003, and $599 million in 2002, principally for the rental of office space and data processing equipment. At December 31, 2004, minimum rental commitments under noncancelable operating leases aggregated $4,838 million. Amounts payable over the next five years were; $782 million in 2005; $768 million in 2006; $633 million in 2007; $543 million in 2008; $509 million in 2009. As a lessee, we have no material lease agreements classified as capital leases.

Amortization of deferred acquisition costs charged to operations in 2004, 2003 and 2002 was $2,275 million, $2,646 million and $2,390 million, respectively.

(45)

Note 4. Investment Securities

(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

December 31, 2004
Available-for-sale securities
Debt:
U.S. corporate	$51,739	$2,921	$(565)	$54,095
State and municipal	12,779	337	(35)	13,081
Mortgage-backed	15,314	235	(75)	15,474
Asset-backed	11,584	291	(52)	11,823
Corporate - non-U.S.	17,431	788	(45)	18,174
Government - non-U.S.	9,722	274	(27)	9,969
U.S. government and federal agency	1,448	84	(3)	1,529
Equity	2,059	413	(25)	2,447
Trading securities	(a)	(a)	(a)	8,560
Total	$122,076	$5,343	$(827)	$135,152	(b)

December 31, 2003
Available-for-sale securities
Debt:
U.S. corporate	$52,299	$2,558	$(684)	$54,173
State and municipal	12,707	382	(23)	13,066
Mortgage-backed	13,441	271	(93)	13,619
Asset-backed	12,503	250	(84)	12,669
Corporate - non-U.S.	14,720	557	(89)	15,188
Government - non-U.S.	8,558	169	(65)	8,662
U.S. government and federal agency	1,616	58	(19)	1,655
Equity	2,526	393	(117)	2,802
Trading securities	(a)	(a)	(a)	7,055
Total	$118,370	$4,638	$(1,174)	$128,889	(b)

(a)			Not applicable.
(b)			Included $1,147 million in 2004 and $1,566 million in 2003 of debt securities related to consolidated, liquidating securitization entities.

Investment securities included in our general account portfolio above and designated as trading represent actively managed debt and equity securities of certain non-U.S. insurance contractholders who retain the related risks and rewards, except in the event of our bankruptcy or liquidation. Changes in unrealized gains and losses on these securities are recognized currently in earnings. During 2004, the net gain on investment securities classified as trading and included in earnings was $293 million.

A substantial portion of our mortgage-backed securities are collateralized by U.S. residential mortgages.

(46)

Following are estimated fair value of, and gross unrealized losses on, our available-for-sale investment securities.

	Less than 12 months		12 months or more
December 31 (In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

2004
Debt:
U.S. corporate	$8,092	$(212)	$2,347	$(353)
State and municipal	3,603	(33)	63	(2)
Mortgage-backed	5,572	(55)	563	(20)
Asset-backed	2,501	(20)	485	(32)
Corporate - non-U.S.	4,235	(26)	822	(19)
Government - non-U.S.	1,370	(10)	1,142	(17)
U.S. government and federal agency	237	(2)	43	(1)
Equity	240	(19)	54	(6)
Total	$25,850	$(377)	$5,519	$(450)

2003
Debt:
U.S. corporate	$7,915	$(255)	$2,010	$(429)
State and municipal	1,620	(23)	2	-
Mortgage-backed	4,299	(86)	135	(7)
Asset-backed	2,279	(26)	1,523	(58)
Corporate - non-U.S.	2,925	(71)	123	(18)
Government - non-U.S.	3,317	(60)	24	(5)
U.S. government and federal agency	256	(19)	-	-
Equity	394	(79)	105	(38)
Total	$23,005	$(619)	$3,922	$(555)

Securities in an unrealized loss position for 12 months or more at December 31, 2004 and 2003, included investment securities collateralized by commercial aircraft, primarily Enhanced Equipment Trust Certificates, with unrealized losses of $291 million and $355 million, respectively, and estimated fair values of $941 million and $1,072 million, respectively. We review all of our investment securities routinely for other than temporary impairment as described on page 41. In accordance with that policy, we provide for all amounts that we do not expect either to collect in accordance with the contractual terms of the instruments or to recover based on underlying collateral values. For our securities collateralized by commercial aircraft, that review includes our best estimates of the securities' cash flows, underlying collateral values, and assessment of whether the borrower is in compliance with terms and conditions. We believe that our securities, which are current on all payment terms, are in an unrealized loss position because of ongoing negative market reaction to commercial airline industry difficulties. We do not anticipate changes in the timing and amount of estimated cash flows and we expect full recovery of our amortized cost. Should our cash flow expectation prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at December 31, 2004.

(47)

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized cost	Estimated fair value

Due in
2005	$7,802	$7,906
2006-2009	22,305	22,593
2010-2014	26,947	27,639
2015 and later	36,065	38,710

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2004	2003	2002

Gains	$749	$1,322	$1,578
Losses, including impairments	(342)	(914)	(1,277)
Net	$407	$408	$301

Proceeds from available-for-sale securities sales amounted to $24,473 million, $34,322 million and $46,183 million in 2004, 2003 and 2002, respectively.

Note 5. Financing Receivables (investments in time sales, loans and financing leases)

December 31 (In millions)	2004	2003

Time sales and loans, net of deferred income	$220,361	$188,842
Investment in financing leases, net of deferred income	67,754	65,320
	288,115	254,162
Less allowance for losses (note 6)	(5,648)	(6,256)
Financing receivables - net	$282,467	$247,906

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

December 31 (In millions)	2004	2003

Time sales and loans, net of deferred income	$20,496	$18,050
Investment in financing leases, net of deferred income	2,125	3,827
	22,621	21,877
Less allowance for losses	(5)	-
Financing receivables - net	$22,616	$21,877

(48)

Details by segment follow.

December 31 (In millions)	2004	2003

Commercial Finance
Equipment	$74,970	$68,085
Commercial and industrial	36,443	35,035
Real estate	20,470	20,171
Commercial aircraft	13,562	12,424
	145,445	135,715

Consumer Finance
Non-U.S. residential mortgages	42,201	19,593
Non-U.S. installment and revolving credit	33,889	31,954
Non-U.S. auto	23,517	20,729
U.S. installment and revolving credit	21,385	16,545
Other	6,771	5,856
	127,763	94,677

Equipment & Other Services	14,907	23,770
	288,115	254,162
Less allowance for losses	(5,648)	(6,256)
Total	$282,467	$247,906

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

(49)

Net Investment in Financing Leases

	Total financing leases		Direct financing leases		Leveraged leases
December 31 (In millions)	2004	2003	2004	2003	2004	2003

Total minimum lease payments
receivable	$91,840	$91,592	$63,733	$62,121	$28,107	$29,471
Less principal and interest on
third-party nonrecourse debt	(20,992)	(22,144)	-	-	(20,992)	(22,144)
Net rentals receivable	70,848	69,448	63,733	62,121	7,115	7,327
Estimated unguaranteed residual
value of leased assets	10,323	9,747	6,898	6,072	3,425	3,675
Less deferred income	(13,417)	(13,875)	(9,966)	(10,099)	(3,451)	(3,776)
Investment in financing leases,
net of deferred income	67,754	65,320	60,665	58,094	7,089	7,226
Less amounts to arrive at net
investment
Allowance for losses	(1,090)	(830)	(903)	(734)	(187)	(96)
Deferred taxes	(9,767)	(10,250)	(5,099)	(5,793)	(4,668)	(4,457)
Net investment in financing leases	$56,897	$54,240	$54,663	$51,567	$2,234	$2,673

Contractual Maturities

(In millions)	Total time sales and loans	Net rentals receivable

Due in
2005	$66,085	$17,767
2006	31,394	14,595
2007	25,461	10,900
2008	13,770	7,908
2009	13,796	5,097
2010 and later	69,855	14,581
Total	$220,361	$70,848

We expect actual maturities to differ from contractual maturities.

Individually “impaired” loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

December 31 (In millions)	2004	2003

Loans requiring allowance for losses	$1,689	$1,062
Loans expected to be fully recoverable	520	1,430
	$2,209	$2,492

Allowance for losses	$749	$434
Average investment during year	2,403	2,318
Interest income earned while impaired(a)	26	33

(a)	Recognized principally on cash basis.

(50)

Note 6. Allowance for Losses on Financing Receivables

(In millions)	2004	2003	2002

Balance at January 1
Commercial Finance	$2,244	$2,664	$2,532
Consumer Finance	3,984	2,782	2,173
Equipment & Other Services	28	54	87
	6,256	5,500	4,792

Provision charged to operations
Commercial Finance	651	887	1,110
Consumer Finance	3,219	2,808	1,950
Equipment & Other Services	18	57	24
	3,888	3,752	3,084

Other additions (reductions)(a)	(74)	679	704

Gross write-offs
Commercial Finance	(954)	(1,321)	(1,262)
Consumer Finance(b)	(4,423)	(3,114)	(2,383)
Equipment & Other Services	(75)	(88)	(77)
	(5,452)	(4,523)	(3,722)

Recoveries
Commercial Finance	163	126	95
Consumer Finance	846	710	534
Equipment & Other Services	21	12	13
	1,030	848	642

Balance at December 31
Commercial Finance	2,140	2,244	2,664
Consumer Finance	3,473	3,984	2,782
Equipment & Other Services	35	28	54
Balance at December 31	$5,648	$6,256	$5,500

(a)
Other additions (reductions) primarily included the effects of acquisitions, securitization activity and the effects of exchange rates. These additions (reductions) included $314 million, $480 million and $487 million related to acquisitions and $(461) million, $(335) million and $(80) million related to securitization activity in 2004, 2003 and 2002, respectively.

(b)	Included $889 million in 2004 related to the standardization of our write-off policy.

See note 5 for amounts related to consolidated, liquidating securitization entities.

(51)

Selected Financing Receivables Ratios

December 31	2004	2003

Allowance for losses on financing receivables as a percentage of total financing receivables
Commercial Finance	1.47%	1.65%
Consumer Finance(a)	2.72	4.21
Equipment & Other Services	0.23	0.12
Total	1.96	2.46
Nonearning and reduced earning financing receivables as a percentage of total financing receivables
Commercial Finance	1.1%	1.3%
Consumer Finance(a)	2.0	2.6
Equipment & Other Services	1.2	0.6
Total	1.5	1.7

(a)
The standardization of our write-off policy in 2004 reduced the allowance for losses on financing receivables as a percentage of total financing receivables by 74 basis points, and nonearning and reduced earning financing receivables as a percentage of total financing receivables by 57 basis points.

Note 7. Insurance Receivables

December 31 (In millions)	2004	2003

Reinsurance recoverables	$11,509	$12,067
Commercial mortgage loans	6,993	6,648
Premiums receivable	4,479	4,510
Policy loans	1,378	1,245
Funds on deposit with reinsurers	590	623
Other	1,240	2,669
Allowance for losses	(218)	(221)
Total(a)	$25,971	$27,541

(a)	Included $342 million in 2004 and $484 million in 2003 related to consolidated, liquidating securitization entities.

(52)

Note 8. Buildings and Equipment

December 31 (Dollars in millions)	Estimated useful lives-new (years)	2004	2003

Original cost(a)
Buildings and equipment	1-40	$6,167	$4,792
Equipment leased to others
Aircraft	20	26,837	23,069
Vehicles	4-14	23,056	16,600
Railroad rolling stock	9-30	3,390	3,356
Mobile and modular space	12-20	2,965	3,164
Construction and manufacturing	3-25	1,772	1,563
All other	3-33	3,021	3,026
Total		$67,208	$55,570

Net carrying value(a)
Buildings and equipment		$3,526	$2,827
Equipment leased to others
Aircraft(b)		21,991	19,097
Vehicles		14,062	9,745
Railroad rolling stock		2,193	2,220
Mobile and modular space		1,636	1,814
Construction and manufacturing		1,157	1,121
All other		2,013	1,998
Total		$46,578	$38,822

(a)		Included $2.2 billion and $2.1 billion of original cost of assets leased to GE with accumulated amortization of $0.4 billion and $0.3 billion at December 31, 2004 and 2003, respectively.
(b)
Commercial Finance recognized impairment losses of $0.1 billion in 2004 and $0.2 billion in 2003 recorded in the caption “Depreciation and amortization” in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

Amortization of equipment leased to others was $5,365 million, $4,224 million and $3,919 million in 2004, 2003 and 2002, respectively. Noncancelable future rentals due from customers for equipment on operating leases at December 31, 2004, are due as follows:

(In millions)

Due in
2005	$7,001
2006	5,537
2007	4,155
2008	2,971
2009	2,056
2010 and later	6,272
Total	$27,992

(53)

Note 9. Intangible Assets

December 31 (In millions)	2004	2003

Goodwill	$25,416	$21,527
Present value of future profits (PVFP)	1,426	1,562
Capitalized software	758	800
Other intangibles	920	932
Total	$28,520	$24,821

Intangible assets were net of accumulated amortization of $10,876 million in 2004 and $10,292 million in 2003.

Changes in goodwill balances, net of accumulated amortization, follow.

	2004
(In millions)	Commercial Finance	Consumer Finance	Equipment & Other Services	Insurance	Total

Balance at January 1	$8,736	$7,779	$920	$4,092	$21,527
Acquisitions/purchase
accounting adjustments	938	1,275	(11)	10	2,212
Inter-segment transfers	523	384	(523)	(384)	-
Currency exchange and other	74	422	1,073 (a)	108	1,677
Balance at December 31	$10,271	$9,860	$1,459	$3,826	$25,416

	2003
(In millions)	Commercial Finance	Consumer Finance	Equipment & Other Services	Insurance	Total

Balance at January 1	$8,469	$5,562	$887	$4,176	$19,094
Acquisitions/purchase
accounting adjustments	183	1,294	29	12	1,518
Currency exchange and other	84	923	4	(96)	915
Balance at December 31	$8,736	$7,779	$920	$4,092	$21,527

(a)	Included $1,055 million of goodwill associated with the consolidation of Penske effective January 1, 2004.

The amount of goodwill related to new acquisitions during 2004 was $1,979 million, the largest of which were WMC Finance Co. ($520 million) and Australian Financial Investments Group (AFIG) ($301 million) by Consumer Finance and Sophia S.A. ($511 million) and most of the commercial lending business of Transamerica Finance Corporation ($294 million) by Commercial Finance.

The amount of goodwill related to purchase accounting adjustments to prior-year acquisitions during 2004 was $233 million, primarily associated with the 2003 acquisitions of Allbank and First National Bank at Consumer Finance.

(54)

The amount of goodwill related to new acquisitions recorded during 2003 was $1,382 million, the largest of which was First National Bank ($680 million) by Consumer Finance.

The amount of goodwill related to purchase accounting adjustments to prior-year acquisitions during 2003 was $136 million, primarily associated with the 2002 acquisitions of Australian Guarantee Corporation at Consumer Finance and Security Capital Group at Commercial Finance.

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

Intangible Assets Subject to Amortization

	2004			2003
December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

PVFP	$3,382	$(1,956)	$1,426	$3,348	$(1,786)	$1,562
Capitalized software	1,703	(945)	758	1,560	(760)	800
Patents, licenses and other	459	(241)	218	308	(201)	107
Servicing assets and all
other	4,739	(4,037)	702	4,634	(3,809)	825
Total	$10,283	$(7,179)	$3,104	$9,850	$(6,556)	$3,294

Amortization expense related to intangible assets, subject to amortization, for 2004 and 2003 was $800 million and $947 million, respectively.

Changes in PVFP balances follow.

(In millions)	2004	2003

Balance at January 1	$1,562	$2,457
Acquisitions	-	46
Dispositions	-	(658)
Accrued interest(a)	90	113
Amortization	(221)	(351)
Other	(5)	(45)
Balance at December 31	$1,426	$1,562

(a)	Interest was accrued at a rate of 6.3% and 4.3% for 2004 and 2003, respectively.

Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in 2004 or 2003.

(55)

Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

The estimated percentage of the December 31, 2004, net PVFP balance to be amortized over each of the next five years follows.

2005	2006	2007	2008	2009

8.9%	8.3%	7.2%	6.3%	5.3%

Note 10. Other Assets

December 31 (In millions)	2004	2003

Investments
Associated companies(a)	$11,048	$13,218
Real estate(b)	19,190	15,573
Assets held for sale(c)	6,501	1,856
Securities lending transactions	3,202	3,026
Other(d)	6,699	6,263
	46,640	39,936

Separate accounts	8,959	8,316
Deferred acquisition costs	8,180	7,879
Derivative instruments(e)	3,062	1,913
Other	6,108	5,092
Total(f)	$72,949	$63,136

(a)	Included advances to associated companies, which are non-controlled, non-consolidated equity investments.
(b)
Our investment in real estate consists principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2004: office buildings (46%), apartment buildings (16%), self storage facilities (11%), retail facilities (10%), industrial properties (6%), parking facilities (5%), franchise properties (3%) and other (3%). At December 31, 2004, investments were located in Europe (45%), North America (41%) and Asia (14%).

(c)	These assets held for sale were accounted for at the lower of carrying amount or each asset’s estimated fair value less costs to sell.
(d)
Included cost method investments of $2,626 million in 2004, of which the fair value and unrealized loss of those in a continuous loss position for less than 12 months was $111 million and $31 million, respectively. The fair value and unrealized loss of those in a continuous loss position for 12 months or more was $56 million and $42 million, respectively. Cost method investments were each evaluated for impairment.

(e)
Amounts are stated at fair value in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We discuss types of derivative instruments and how we use them in note 19.

(f)	Included $2,408 million in 2004 and $2,352 million in 2003 related to consolidated, liquidating securitization entities.

Separate accounts represent investments controlled by policyholders and are associated with identical amounts reported as insurance liabilities in note 12.

(56)

Note 11. Borrowings

Short-Term Borrowings

	2004			2003
December 31 (Dollars in millions)	Amount	Average rate	(a)	Amount	Average rate	(a)

Commercial paper
U.S.
Unsecured	$62,694	2.24%		$65,536	1.11%
Asset-backed(b)	13,842	2.17		21,998	1.12
Non-U.S.	20,835	2.96		15,062	2.93
Current portion of long-term debt(c)	37,582	4.10		38,367	3.30
Other	19,890			14,505
Total	$154,843			$155,468

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)	Entirely obligations of consolidated, liquidating securitization entities. See note 20.
(c)	Included short-term borrowings by consolidated, liquidating securitization entities of $756 million and $482 million at December 31, 2004 and 2003, respectively.

Long-Term Borrowings

	2004
December 31 (Dollars in millions)	Average rate	(a)	Maturities	2004	2003

Senior notes
Unsecured	3.74%		2006-2055	$180,183	$149,049
Asset-backed(b)	4.15		2006-2035	10,939	1,948
Extendible notes(c)	2.40		2007-2009	14,258	12,591
Subordinated notes(d)	7.44		2006-2035	1,119	1,262
Total				$206,499	$164,850

(a)				Based on year-end balances and year-end local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b)				Asset-backed senior notes are all issued by consolidated, liquidating securitization entities as discussed in note 20. The amount related to AFIG, a 2004 acquisition, was $9,769 million.
(c)				Included obligations of consolidated, liquidating securitization entities in the amount of $267 million and $362 million at December 31, 2004 and 2003, respectively.
(d)				At year-end 2004 and 2003, $1.0 billion of subordinated notes were guaranteed by GE.

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in note 19.

(57)

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities, including borrowings from GE, over the next five years follow.

(In millions)	2005		2006		2007	2008	2009

	$37,582	(a)	$54,012	(b)	$29,115	$21,032	$26,803

(a)
Floating rate extendible notes of $244 million are due in 2005, but are extendible at the investors’ option to a final maturity in 2008. Floating rate notes of $482 million contain put options with exercise dates in 2005, but have final maturity dates greater than 2010.

(b)	Floating rate extendible notes of $14.0 billion are due in 2006, but are extendible at the investors’ option to a final maturity in 2007 ($12.0 billion) and 2009 ($2.0 billion).

Committed credit lines totaling $57.3 billion had been extended to us by 83 banks at year-end 2004. Included in this amount was $47.4 billion provided directly to us and $9.9 billion provided by 21 banks to GE, to which we also have access. Our lines include $19.2 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. The remaining $38.1 billion are 364-day lines of which $37.6 billion contain a term-out feature that allows us to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but compensation amounts were insignificant in each of the past three years.

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

Effective Borrowings (Including Swaps)

	2004		2003
December 31 (Dollars in millions)	Amount	Average rate	Amount

Short-term(a)	$91,253	2.52%	$88,499
Long-term (including current portion)
Fixed rate(b)	$148,344	4.57%	$121,677
Floating rate	121,745	3.02	110,142
Total long-term	$270,089		$231,819

(a)	Included commercial paper and other short-term debt.
(b)
Included fixed-rate borrowings and $23.6 billion ($26.5 billion in 2003) notional long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 2004, interest rate swap maturities ranged from 2005 to 2048, including swap maturities for hedges of commercial paper that ranged from 2005 to 2024. The use of commercial paper swaps allows us to match our actual asset profile more efficiently and provides more flexibility as it does not depend on investor demand for particular maturities.

(58)

Note 12. Insurance Liabilities, Reserves and Annuity Benefits

December 31 (In millions)	2004	2003

Investment contracts and universal life benefits	$63,136	$63,787
Life insurance benefits(a)	31,660	28,040
Unpaid claims and claims adjustment expenses(b)	30,288	29,176
Unearned premiums	6,859	7,109
Separate accounts (see note 10)	8,959	8,316
Total	$140,902	$136,428

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 2.0% to 8.5% in 2004 and 1.2% to 8.5% in 2003.
(b)
Principally property and casualty reserves amounting to $25.0 billion and $24.9 billion at December 31, 2004 and 2003, respectively. Included amounts for both reported and IBNR claims, reduced by anticipated salvage and subrogation recoveries. Estimates of liabilities are reviewed and updated continually, with changes in estimated losses reflected in operations.

When insurance affiliates cede insurance to third parties, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Insurance losses and policyholder and annuity benefits.” Reinsurance recoveries were $1,369 million, $1,781 million and $2,234 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The insurance liability for unpaid claims and claims adjustment expenses related to policies that may cover environmental and asbestos exposures is based on known facts and an assessment of applicable law and coverage litigation. Liabilities are recognized for both known and unasserted claims (including the cost of related litigation) when sufficient information has been developed to indicate that a claim has been incurred and a range of potential losses can be reasonably estimated. Developed case law and adequate claim history do not exist for certain claims, principally because of significant uncertainties as to both the level of ultimate losses that will occur and what portion, if any, will be deemed to be insured amounts.

(59)

A summary of activity affecting unpaid claims and claims adjustment expenses, principally in property and casualty lines, follows.

(In millions)	2004	2003	2002

Balance at January 1 - gross	$29,176	$30,571	$27,233
Less reinsurance recoverables	(8,313)	(9,646)	(9,400)
Balance at January 1 - net	20,863	20,925	17,833

Claims and expenses incurred
Current year	8,641	9,002	9,505
Prior years	1,098	740	3,188
Claims and expenses paid
Current year	(1,985)	(2,565)	(3,173)
Prior years	(6,967)	(7,079)	(6,918)
Other(a)	1,110	(160)	490
Balance at December 31 - net	22,760	20,863	20,925
Add reinsurance recoverables	7,528	8,313	9,646
Balance at December 31 - gross	$30,288	$29,176	$30,571

(a)	Included $633 million in 2004 related to the adoption of FIN 46R.

Claims and expenses incurred - prior years represents additional losses (adverse development) recognized in any year for loss events that occurred before the beginning of that year. Adverse development, which amounted to 5%, 4% and 18% of beginning of year loss reserves in 2004, 2003 and 2002, respectively, was primarily encountered at GE Insurance Solutions.

Reported claims activity at GE Insurance Solutions related to prior-year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, has continued to develop adversely to previous expectations. More specifically, reported claims activity for these underwriting years accelerated dramatically in 2002, affecting much of our liability-related product exposures, including hospital medical malpractice, product liability, professional liability, umbrella liability, workers compensation, individual liability and asbestos. In response to these data, we adjusted our best estimate of ultimate losses to be higher in the range of what were viewed as reasonably possible loss scenarios at that time, increasing recorded reserves by $2.5 billion in the fourth quarter of 2002, for a total of $3.5 billion adverse development at GE Insurance Solutions for the year.

For a majority of our lines of business, reported claims activity in 2003 was reasonably close to expected amounts. However, for certain lines - principally medical malpractice, product liability and certain director and officer related coverage - the reported claims volumes exceeded our revised loss expectations. Accordingly, we increased our loss reserves to the newly-indicated ultimate levels, recording adverse development of $0.9 billion in 2003.

In 2004, as part of our comprehensive annual assessment of recorded claim-related liabilities, we observed that reported claims activity in certain product lines, substantially related to the 1997 through 2001 underwriting years, continued to exceed previously established loss expectations. The more significant lines of business affected were workers compensation, hospital and professional liability, and asbestos and environmental exposures. Incorporating this updated information into our reserving process led to an increase in ultimate loss projections and corresponding reserve levels by $1.1 billion for the year. We will continue to monitor reported claims activity for all

(60)

lines of business in the future and take necessary reserve actions - either to increase or decrease reserves - as our estimates continue to mature.

Our mortgage insurance business experienced favorable development during the three-year period, primarily reflecting continued strength in certain real estate markets and the success of our loss containment initiatives.

Financial guarantees and credit life risk of insurance affiliates are summarized below.

December 31 (In millions)	2004	2003

Guarantees, principally on municipal bonds	$1,190	$1,190
Mortgage insurance risk in force	194,600	146,627
Credit life insurance risk in force	29,906	25,728
Less reinsurance	(2,397)	(2,207)
Total	$223,299	$171,338

Certain insurance affiliates offer insurance guaranteeing the timely payment of scheduled principal and interest on municipal bonds. Other insurance affiliates provide insurance to protect residential mortgage lenders from severe financial loss caused by the non-payment of loans and issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of their overall risk management process, insurance affiliates cede to third parties a portion of their risk associated with these guarantees. In doing so, they are not relieved of their primary obligation to policyholders.

Note 13. Income Taxes

The provision for income taxes is summarized in the following table.

(In millions)	2004	2003	2002

Current tax expense (benefit)	$3,067	$720	$(1,488)
Deferred tax expense (benefit) from temporary differences	(1,527)	738	1,409
	$1,540	$1,458	$(79)

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return.

Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of $893 million, ($56) million and ($1,881) million in 2004, 2003 and 2002, respectively, and amounts applicable to non-U.S. jurisdictions of $2,152 million, $744 million and $407 million in 2004, 2003 and 2002, respectively. Deferred taxes related to U.S. federal income taxes was income of $2,012 million in 2004 compared with expense of $254 million and $971 million in 2003 and 2002, respectively.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

(61)

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2004, were approximately $19 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

The American Jobs Creation Act of 2004 (the Act) allows U.S. companies a one-time opportunity to repatriate non-U.S. earnings through 2005 at a 5.25% rate of tax rather than the normal U.S. tax rate of 35%, provided that certain criteria, including qualified U.S. reinvestment, are met. Available tax credits related to the repatriation would be reduced under provisions of the Act. While GE continues to evaluate the Act, because the vast majority of its permanently reinvested non-U.S. earnings have been deployed in active business operations, and it is therefore unlikely that GE will repatriate any material portion of its permanently reinvested non-U.S. earnings, no incremental tax provision effect has been recorded through December 31, 2004. If GE were to repatriate up to $3,000 million of indefinitely reinvested earnings in 2005, incremental taxes would be provided at less than a 5% rate. If GE were to repatriate any earnings, it has not yet determined the portion of earnings, if any, that would be allocable to our activity.

U.S. income before taxes and the cumulative effect of accounting changes was $1.8 billion in 2004, $2.9 billion in 2003 and negative $0.4 billion in 2002. The corresponding amounts for non-U.S.-based operations were $7.9 billion in 2004, $6.3 billion in 2003 and $4.9 billion in 2002.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2004	2003	2002

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Tax-exempt income	(2.0)	(2.4)	(5.1)
Tax on global activities including exports	(14.6)	(10.8)	(22.5)
Kidder Peabody tax settlement	-	-	(3.6)
Insurance tax settlement	-	-	(3.4)
Fuels credits	(1.3)	(1.2)	(3.1)
Sale of ERC Life Reinsurance Corporation	-	(2.4)	-
All other - net	(1.2)	(2.4)	1.0
	(19.1)	(19.2)	(36.7)
Actual income tax rate	15.9%	15.8%	(1.7)%

(62)

Principal components of our net liability representing deferred income tax balances are as follows:

December 31 (In millions)	2004	2003

Assets
Allowance for losses	$2,208	$2,036
Insurance reserves	1,184	1,109
Cash flow hedges	909	1,029
AMT credit carryforward	203	351
Other - net	4,003	5,423
Total deferred income tax assets	8,507	9,948

Liabilities
Financing leases	9,767	10,250
Operating leases	3,716	3,523
Deferred acquisition costs	1,567	1,501
Other - net	4,255	5,410
Total deferred income tax liabilities	19,305	20,684

Net deferred income tax liability	$10,798	$10,736

Note 14. Minority Interest in Equity of Consolidated Affiliates

Minority interest in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by GE Capital and by affiliates of GE Capital. The balance is summarized as follows:

December 31 (In millions)	2004	2003

Minority interest in consolidated affiliates
Genworth Financial, Inc.(a)	$3,778	$-
Others(b)	986	674

Minority interest in preferred stock(c)
GE Capital	2,600	2,600
GE Capital affiliates	1,318	1,841
	$8,682	$5,115

(a)	Resulted from the sale of approximately 30% of the common shares of our previously wholly-owned subsidiary.
(b)	Included minority interest in consolidated, liquidating securitization entities, partnerships and common shares of consolidated affiliates.
(c)
The preferred stock primarily pays cumulative dividends at variable rates. Dividend rates in local currency on the preferred stock ranged from 0.99% to 5.46% during 2004 and 0.91% to 5.65% during 2003.

Note 15. Restricted Net Assets of Affiliates

Certain of our consolidated affiliates are restricted from remitting certain funds to us in the form of dividends or loans by a variety of regulations, the purpose of which is to protect affected insurance policyholders, depositors or investors. At December 31, 2004 and 2003, net assets of our regulated affiliates amounted to $60.4 billion and $46.7 billion, respectively, of which $41.4 billion and $37.0 billion, respectively, was restricted.

(63)

At December 31, 2004 and 2003, the aggregate statutory capital and surplus of the insurance businesses totaled $19.4 billion and $15.9 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

Note 16. Shareowner’s Equity

(In millions)	2004	2003	2002

Total shareowner’s equity at December 31	$53,755	$45,308	$36,929

Cumulative preferred stock issued	$10	$10	$10

Common stock issued	$1	$1	$1

Accumulated nonowner changes other than earnings
Balance at January 1	$2,735	$(1,667)	$(2,078)
Investment securities - net of deferred taxes of $537, $566
and $916	746	916	1,757
Currency translation adjustments - net of deferred taxes
of $(1,267), $(1,361) and $31	2,544	3,417	58
Cash flow hedges - net of deferred taxes
of $(186), $(400) and $(855)	(249)	(750)	(2,131)
Minimum pension liabilities - net of deferred taxes
of $(42), $(9) and $(14)	(109)	(19)	(22)
Reclassification adjustments
Investment securities - net of deferred taxes of $(142),
$(143) and $(105)	(265)	(265)	(196)
Currency translation adjustments	-	4	-
Cash flow hedges - net of deferred taxes
of $339, $619 and $217	622	1,099	945
Balance at December 31	$6,024	$2,735	$(1,667)

Additional paid-in capital
Balance at January 1	$12,258	$12,261	$5,979
Contributions(a)	102	(3)	6,282
Balance at December 31	$12,360	$12,258	$12,261

Retained earnings
Balance at January 1	$30,304	$26,324	$24,678
Net earnings	8,161	7,415	3,611
Dividends(a)	(3,105)	(3,435)	(1,965)
Balance at December 31	$35,360	$30,304	$26,324

(a)	Total dividends and other transactions with the shareowner reduced equity by $3,003 million and $3,438 million in 2004 and 2003, respectively, and increased equity by $4,317 million in 2002.

Our outstanding preferred stock amounted to $510 million at December 31, 2004, all of which was held by consolidated affiliates with the exception of $10 million of such shares, which were dividended to GE Company in 1994. All other equity is owned entirely by GE Company and an affiliate.

(64)

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowner’s equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period.

Note 17. Supplemental Cash Flows Information

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

“Payments for principal businesses purchased” in the Statement of Cash Flows is net of cash acquired and includes debt assumed and immediately repaid in acquisitions.

“All other operating activities” in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets, increases and decreases in assets held for sale and adjustments to assets.

(65)

Certain supplemental information related to our cash flows is shown below.

For the years ended December 31 (In millions)	2004	2003	2002

All other operating activities
Proceeds from assets held for sale	$84	$1,168	$25
Amortization of intangible assets	800	947	1,558
Realized gains on sale of investment securities	(407)	(408)	(301)
Other	117	508	(1,838)
	$594	$2,215	$(556)

Net increase in financing receivables
Increase in loans to customers	$(342,357)	$(263,815)	$(209,431)
Principal collections from customers - loans	305,846	238,518	185,329
Investment in equipment for financing leases	(22,649)	(22,825)	(19,828)
Principal collections from customers - financing leases	19,715	18,909	15,305
Net change in credit card receivables	(7,322)	(11,483)	(19,108)
Sales of financing receivables	31,487	36,009	29,651
	$(15,280)	$(4,687)	$(18,082)

All other investing activities
Purchases of securities by insurance and annuity businesses	$(34,164)	$(50,127)	$(64,721)
Dispositions and maturities of securities by insurance and annuity
businesses	32,668	43,720	54,423
Proceeds from principal business dispositions	472	3,337	-
Other	1,467	3,277	(4,936)
	$443	$207	$(15,234)

Newly issued debt having maturities longer than 90 days
Short-term (91 to 365 days)	$1,504	$1,576	$1,796
Long-term (longer than one year)	59,198	57,572	93,026
Proceeds - nonrecourse, leveraged lease	562	791	1,222
	$61,264	$59,939	$96,044

Repayments and other reductions of debt having maturities longer than 90 days
Short-term (91 to 365 days)	$(41,443)	$(38,756)	$(32,950)
Long-term (longer than one year)	(3,443)	(3,664)	(5,936)
Principal payments - nonrecourse, leveraged lease	(652)	(782)	(339)
	$(45,538)	$(43,202)	$(39,225)

All other financing activities
Proceeds from sales of investment contracts	$18,103	$9,319	$7,894
Redemption of investment contracts	(21,048)	(9,556)	(6,834)
Capital contributions from GE	-	-	6,300
Cash received upon assumption of insurance liabilities	-	-	2,813
	$(2,945)	$(237)	$10,173

Note 18. Operating Segments

Our operating businesses are organized based on the nature of products and services provided. Segment accounting policies are the same as described in note 1.

(66)

Details of total revenues and earnings before accounting changes by operating segment can be found on page 14 of this report. Other specific information is provided as follows.

For the years ended December 31 (In millions)	Total revenues			Intersegment revenues			External revenues
	2004	2003	2002	2004	2003	2002	2004	2003	2002

Commercial Finance	$23,489	$20,813	$19,592	$279	$195	$128	$23,210	$20,618	$19,464
Consumer Finance	15,734	12,845	10,266	33	23	12	15,701	12,822	10,254
Equipment &
Other Services	8,483	4,427	5,545	(354)	(241)	(142)	8,837	4,668	5,687
Insurance	23,070	26,194	23,296	42	23	2	23,028	26,171	23,294
Total	$70,776	$64,279	$58,699	$-	$-	$-	$70,776	$64,279	$58,699

	Depreciation and amortization			Provision for income taxes
For the years ended December 31 (In millions)	2004	2003	2002	2004	2003	2002

Commercial Finance	$3,827	$3,466	$3,133	$1,145	$846	$800
Consumer Finance	334	276	232	449	458	527
Equipment & Other Services	1,995	1,126	1,034	(168)	(774)	(730)
Insurance	411	583	469	114	928	(676)
Total	$6,567	$5,451	$4,868	$1,540	$1,458	$(79)

	Interest on time sales and loans			Interest expense
For the years ended December 31 (In millions)	2004	2003	2002	2004		2003		2002

Commercial Finance	$6,000	$5,669	$5,260	$6,083		$5,789		$5,979
Consumer Finance	11,856	10,454	8,254	3,564		2,696		2,143
Equipment & Other Services	699	578	109	1,265	(a)	1,246	(a)	1,332
Insurance	401	495	445	460		531		481
Total	$18,956	$17,196	$14,068	$11,372		$10,262		$9,935

	Assets At December 31			Buildings and equipment additions(b) For the years ended December 31
(In millions)	2004	2003	2002	2004	2003	2002

Commercial Finance(c)	$232,123	$214,125	$202,571	$7,582	$7,405	$8,999
Consumer Finance(c)	151,255	106,530	76,965	217	191	221
Equipment & Other Services(c)	55,744	63,989	27,995	3,215	1,148	2,417
Insurance	179,205	170,044	182,297	23	35	71
Total	$618,327	$554,688	$489,828	$11,037	$8,779	$11,708

(a)	Included $529 million in 2004 and $393 million in 2003 related to consolidated, liquidating securitization entities.
(b)	Additions to buildings and equipment include amounts relating to principal businesses purchased.
(c)
Total assets of the Commercial Finance, Consumer Finance and Equipment & Other Services segments at December 31, 2004, include investments in and advances to non-consolidated affiliates of $8,050 million, $2,180 million and $776 million, respectively, which contributed approximately $436 million, $65 million and $82 million, respectively, to segment pre-tax income for the year ended December 31, 2004.

(67)

Revenues originating from operations based in the United States were $41,376 million, $36,442 million and $34,341 million in 2004, 2003 and 2002, respectively. Revenues originating from operations based outside the United States were $29,400 million, $27,837 million and $24,358 million in 2004, 2003 and 2002, respectively.

Buildings and equipment associated with operations based in the United States were $16,317 million, $11,970 million and $11,078 million at year-end 2004, 2003 and 2002, respectively. Buildings and equipment associated with operations based outside the United States were $30,261 million, $26,852 million and $24,252 million at year-end 2004, 2003 and 2002, respectively.

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

To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis. If a hedge relationship becomes ineffective, it no longer qualifies as a hedge. Any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in the fair value of the derivative, are recognized in earnings.

Cash flow hedges

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, we often borrow at a variable rate of interest to fund our businesses. If Commercial Finance needs the funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, upon making a fixed rate loan, we will contractually commit to pay a fixed rate of interest to a counterparty who will pay us a variable rate of interest (an “interest rate swap”). We then designate this swap as a cash flow hedge of the associated variable-rate borrowing. If, as expected, the derivative is perfectly effective in offsetting variable interest in the borrowing, we record changes in its fair value in a separate component in equity, then release those changes to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided on page 70.

We use currency forwards and options to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions. These instruments permit us to eliminate the cash flow variability, in local currency, of costs or selling prices denominated in currencies other than the functional currency. In addition, we use these instruments, along with interest rate and currency swaps, to convert borrowings into the currency of the local market in which we do business.

(68)

At December 31, 2004, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $1,354 million, of which we expect to transfer $478 million to earnings in 2005 along with the earnings effects of the related forecasted transactions. At December 31, 2004, the amount of unrecognized losses related to cash flow hedges of short-term borrowings was $1,823 million. In 2004, there were no forecasted transactions that failed to occur. At December 31, 2004, the maximum term of derivative instruments that hedge forecasted transactions was 23 years and related to hedges of anticipated bond purchases in the Insurance business.

Fair value hedges

Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. For example, we will use an interest rate swap in which we receive a fixed rate of interest and pay a variable rate of interest to change the cash flow profile of a fixed-rate borrowing to match the variable rate financial asset that it is funding. We record changes in fair value of derivatives designated and effective as fair value hedges in earnings, offset by corresponding changes in the fair value of the hedged item.

We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effects of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed-rate borrowings and certain types of fixed rate assets. Fair value adjustments increased the carrying amount of debt outstanding at December 31, 2004, by $2,282 million. We use equity options to hedge price changes in investment securities.

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

We use swaps and option contracts, including caps, floors and collars, as an economic hedge of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. We occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are considered to be derivatives, their economic risk is similar to, and managed on the same basis as, other equity instruments we hold.

(69)

Earnings effects of derivatives

The table that follows provides additional information about the earnings effects of derivatives. In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. Certain elements of hedge positions cannot qualify for hedge accounting under SFAS 133 whether effective or not, and must therefore be marked to market through earnings. Time value of purchased options is the most common example of such elements in instruments we use. Pre-tax earnings effects of such items are shown in the following table as “Amounts excluded from the measure of effectiveness.”

December 31 (In millions)	2004	2003

Cash flow hedges
Ineffectiveness	$3	$(18)
Amounts excluded from the measure of effectiveness	(6)	-

Fair value hedges
Ineffectiveness	13	1
Amounts excluded from the measure of effectiveness	3	-

Counterparty credit risk

The risk that counterparties to derivative contracts will default and not make payments to us according to the terms of the agreements is counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that we net exposures on transactions by counterparty where legal right of offset exists to determine the amount of exposure to each counterparty. When a counterparty exceeds credit exposure limits (see table on page 71), as measured by current market value of the derivative contract, no additional transactions are permitted to be executed until the exposure with that counterparty is reduced to an amount that is within the established limits. Swaps are required to be executed under master agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

To further mitigate credit risk, in certain cases we have entered into collateral arrangements that provide us with the right to hold collateral when the current market value of derivative contracts exceeds an exposure threshold. Under these arrangements, we may receive U.S. Treasury and other highly-rated securities or cash to secure our exposure to counterparties; such collateral is available to us in the event that a counterparty defaults. From an economic standpoint, we evaluate credit risk exposures and compliance with credit exposure limits net of such collateral. If the downgrade provisions had been triggered at December 31, 2004, we could have been required to disburse up to $5.4 billion and could have claimed $4.2 billion from counterparties, including $2.4 billion of collateral that has been pledged to us.

Fair values of our derivative assets and liabilities represent the replacement value of existing derivatives at market prices and can change significantly from period to period based on, among other factors, market movements and changes in our positions. At December 31, 2004 and 2003, gross fair value gains amounted to $5.9 billion and $4.6 billion, respectively. At December 31, 2004 and 2003, gross fair value losses amounted to $7.1 billion and $6.4 billion, respectively.

(70)

The following tables illustrate our policy relating to exposure limits to counterparties.

Counterparty Credit Criteria

Credit rating
	Moody’s	S&P

Foreign exchange forwards and other derivatives less than one year	P-1	A-1
All derivatives between one and five years	Aa3(a)	AA-(a)
All derivatives greater than five years	Aaa(a)	AAA(a)

(a)	Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement must have a minimum A3/A- rating.

Exposure Limits

(In millions)	Exposure
		Greater than one year
	Less than one year	With collateral	Without collateral
Minimum rating
Aaa/AAA	$150	$100	$75
Aa3/AA-	150	50	50
A3/A-	150	5	Not allowed

(71)

Financial Instruments

	2004				2003
			Assets (liabilities)				Assets (liabilities)
December 31 (In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value
Assets
Time sales and loans	$	(a)	$215,803	$216,923	$	(a)	$183,416	$182,961
Other commercial and
residential mortgages		(a)	11,213	11,402		(a)	8,759	9,085
Other financial instruments		(a)	3,206	3,420		(a)	2,701	2,701
Liabilities
Borrowings(b)(c)		(a)	(361,342)	(370,641)		(a)	(320,318)	(331,381)
Investment contract benefits		(a)	(35,312)	(35,337)		(a)	(34,224)	(34,035)
Insurance - financial
guarantees and credit
life(d)		223,299	(3,582)	(3,582)		171,338	(3,935)	(3,935)
Other firm commitments
Ordinary course of business
lending commitments
Fixed rate		2,503	-	-		2,158	-	-
Variable rate		8,156	-	-		8,923	-	-
Unused revolving credit
lines(e)
Commercial
Fixed rate		1,210	-	-		896	-	-
Variable rate		21,411	-	-		15,953	-	-
Consumer - principally
credit cards
Fixed rate		141,965	-	-		107,892	-	-
Variable rate		200,219	-	-		131,106	-	-

(a)			These financial instruments do not have notional amounts.
(b)			Included effects of interest rate swaps and cross currency swaps.
(c)			See note 11.
(d)			See note 12.
(e)			Excluded inventory financing arrangements, which may be withdrawn at our option, of $8.9 billion and $4.2 billion as of December 31, 2004 and 2003, respectively.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities, separate accounts and derivative financial instruments. Other assets and liabilities - those not carried at fair value - are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. Although we have made every effort to represent accurate estimated fair values in this section, there is no assurance that such estimates could actually have been realized at December 31, 2004 or 2003.

A description of how we estimate fair values follows.

Time sales and loans

Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

(72)

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

Securitized assets that are on-balance sheet include assets consolidated on July 1, 2003, upon adoption of FIN 46. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

In December 2004, we acquired AFIG. Securitization entities used by AFIG before our acquisition to transfer its assets, residential real estate mortgages, are required by U.S. accounting standards to be consolidated. These entities have characteristics similar to those we consolidated when we adopted FIN 46, and we intend to run off their assets. Therefore, we refer to them as consolidated, liquidating securitization entities.

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

December 31 (In millions)	2004	2003

Receivables secured by:
Equipment	$13,918	$15,616
Commercial real estate	15,538	16,713
Residential real estate - AFIG	9,094	-
Other assets	11,723	9,114
Credit card receivables	7,075	8,581
Total securitized assets	$57,348	$50,024

(73)

December 31 (In millions)	2004	2003

Off-balance sheet(a)(b)	$30,835	$23,561
On-balance sheet - AFIG	9,094	-
On-balance sheet - other(c)	17,419	26,463
Total securitized assets	$57,348	$50,024

(a)
At December 31, 2004 and 2003, liquidity support amounted to $2,300 million and $3,100 million, respectively. These amounts are net of $4,300 million and $2,400 million, respectively, participated or deferred beyond one year. Credit support amounted to $6,600 million and $5,500 million at December 31, 2004 and 2003, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $0.1 billion at both December 31, 2004 and 2003.
(c)
At December 31, 2004 and 2003, liquidity support amounted to $14,400 million and $18,400 million, respectively. These amounts are net of $1,200 million and $5,300 million, respectively, participated or deferred beyond one year. Credit support amounted to $6,900 million and $8,600 million at December 31, 2004 and 2003, respectively.

The portfolio of financing receivables consisted of loans and financing lease receivables secured by equipment, commercial and residential real estate and other assets; and credit card receivables. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans, and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base.

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Statement of Financial Position.

December 31 (In millions)	2004	2003

Investment securities	$1,147	$1,566
Financing receivables - net (note 5)(a)	22,616	21,877
Other assets	2,408	2,352
Other, principally insurance receivables	342	668
Total	$26,513	$26,463

(a)	Included $9,094 million related to AFIG.

Off-balance sheet arrangements

We continue to engage in off-balance sheet securitization transactions with third-party entities and to use public market term securitizations. As discussed above, assets in off-balance sheet securitization entities amounted to $30.8 billion and $23.6 billion at December 31, 2004 and 2003, respectively. Gross securitization gains amounted to $1,195 million in 2004 compared with $1,394 million in 2003 and $1,796 million in 2002.

(74)

Amounts recognized in our financial statements related to sales to off-balance sheet securitization entities are as follows:

December 31 (In millions)	2004	2003

Retained interests	$3,363	$2,479
Servicing assets(a)	33	150
Recourse liability	(64)	(75)
Total	$3,332	$2,554

(a)	2003 included $115 million of mortgage servicing rights sold in 2004.

•
Retained interests When we securitize receivables, we determine fair value based on discounted cash flow models that incorporate, among other things, assumptions including loan pool credit losses, prepayment speeds and discount rates. These assumptions are based on our experience, market trends and anticipated performance related to the particular assets securitized. Subsequent to recording retained interests, we review recorded values quarterly in the same manner and using current assumptions. We recognize impairments when carrying amounts exceed current fair values.

•
Servicing assets Following a securitization transaction, we retain responsibility for servicing the receivables, and are therefore entitled to an ongoing fee based on the outstanding principal balances of the receivables. Servicing assets are primarily associated with residential mortgage loans. Their value is subject to credit, prepayment and interest rate risk.

•	Recourse liability Certain transactions require credit support agreements. As a result, we provide for expected credit losses under these agreements and such amounts approximate fair value.

The following table summarizes data related to securitization sales that we completed during 2004 and 2003.

(Dollars in millions)	Equipment	Commercial real estate	Other assets	Credit card receivables

2004
Cash proceeds from securitization	$5,367	$4,578	$-	$8,121
Proceeds from collections
reinvested in new receivables	-	-	21,389	5,208
Cash received on retained interest	107	70	128	1,788
Weighted average lives (in months)	37	68	-	7

Assumptions as of sale date(a)
Discount rate	8.2%	13.0%	-	12.2%
Prepayment rate	9.1%	11.2%	-	14.9%
Estimate of credit losses	1.9%	1.1%	-	8.9%

(75)

(Dollars in millions)	Equipment	Commercial real estate	Other assets	Credit card receivables

2003
Cash proceeds from securitization	$5,416	$3,082	$2,009	$-
Proceeds from collections
reinvested in new receivables	-	-	14,047	11,453
Weighted average lives (in months)	29	72	106	7

Assumptions as of sale date(a)
Discount rate	6.6%	11.5%	6.4%	11.2%
Prepayment rate	10.1%	10.8%	4.6%	15.0%
Estimate of credit losses	1.6%	1.6%	0.2%	10.8%

Cash receipts related to servicing and other sources were less than $300 million in 2004.
(a)	Based on weighted averages.

Key assumptions used in measuring the fair value of retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions are noted in the following table. These assumptions may differ from those in the previous table as these related to all outstanding retained interests as of December 31, 2004.

(Dollars in millions)	Equipment	Commercial real estate	Other assets	Credit card receivables

Discount rate(a)	7.3%	8.6%	6.7%	11.3%
Effect of:
10% Adverse change	$(10)	$(13)	$(19)	$(9)
20% Adverse change	(20)	(26)	(37)	(17)
Prepayment rate(a)	9.4%	3.2%	1.1%	12.2%
Effect of:
10% Adverse change	$(6)	$(4)	$(9)	$(35)
20% Adverse change	(12)	(9)	(19)	(65)
Estimate of credit losses(a)	1.8%	0.4%	0.5%	8.0%
Effect of:
10% Adverse change	$(11)	$(8)	$-	$(34)
20% Adverse change	(23)	(17)	(2)	(67)
Remaining weighted
average lives (in months)	35	101	62	8
Net credit losses	$54	$7	$25	$465
Delinquencies	78	38	10	256

(a)	Based on weighted averages.

Guarantee and reimbursement contracts We provide protection to certain counterparties of interest rate swaps entered into by securitization-related entities related to changes in the relationship between commercial paper interest rates and the timing and amount of the payment streams. These arrangements provide protection for the life of the assets held by the SPE but generally amortize in proportion to the decline in underlying asset principal balances. At December 31, 2004, the notional amount of such support was $1.8 billion and related assets and liabilities were insignificant.

(76)

Note 21. Commitments and Guarantees

Commitments, including guarantees

Our Commercial Finance business had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $10.2 billion at December 31, 2004.

At December 31, 2004, we were committed under the following guarantee arrangements beyond those provided on behalf of SPEs. See note 20.

•
Liquidity support Liquidity support provided to holders of certain variable rate bonds issued by municipalities amounted to $3,612 million at December 31, 2004. If holders elect to sell supported bonds that cannot be remarketed, we are obligated to repurchase them at par. If called upon, our position would be secured by the repurchased bonds. While we hold any such bonds, we would receive interest payments from the municipalities at a rate that is in excess of the stated rate on the bond. To date, we have not been required to perform under such arrangements. In addition, we are currently not providing any new liquidity facilities.

•
Credit support We have provided $5,617 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable our customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed but possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $72 million at December 31, 2004.

•
Indemnification agreements These are agreements that require us to fund up to $605 million under residual value guarantees on a variety of leased equipment and $156 million of other indemnification commitments arising from sales of businesses or assets. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for these indemnification agreements was $59 million at December 31, 2004.

•
Contingent consideration These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2004, we had recognized no liabilities for our total exposure of $232 million.

Our guarantees are provided in the ordinary course of business. We underwrite these guarantees considering economic, liquidity and credit risk of the counterparty. We believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our financial position, results of operations or liquidity. We record liabilities for guarantees at estimated fair value, generally the amount of the premium received, or if we do not receive a premium, the amount based on appraisal, observed market values or discounted cash flows. Any associated recoveries from third parties are recorded as other receivables; not netted against the liabilities.

(77)

Note 22. Quarterly Information (Unaudited)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2004	2003	2004	2003	2004	2003	2004	2003

Total revenues	$16,943	$14,867	$17,133	$15,887	$17,549	$17,007	$19,151	$16,518
Earnings before income taxes	2,360	1,990	2,057	1,899	2,821	2,884	2,463	2,439
Provision for income taxes	(515)	(320)	(361)	(297)	(588)	(677)	(76)	(164)
Earnings before accounting
changes	1,845	1,670	1,696	1,602	2,233	2,207	2,387	2,275
Cumulative effect of
accounting changes	-	-	-	-	-	(339)	-	-
Net earnings	$1,845	$1,670	$1,696	$1,602	$2,233	$1,868	$2,387	$2,275

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Under the direction of our Chairman of the Board (serving as the principal executive officer) and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2004 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of General Electric Capital Services, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chairman and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

General Electric Capital Services, Inc.’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. This audit report appears on page 34.

/s/ Dennis D. Dammerman	/s/ James A. Parke
Dennis D. Dammerman Chairman of the Board	James A. Parke Vice Chairman and Chief Financial Officer

February 11, 2005

(78)

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not required by this form.

Item 11. Executive Compensation.

Not required by this form.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not required by this form.

Item 13. Certain Relationships and Related Transactions.

Not required by this form.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services by KPMG in 2004 and 2003 were:

(In millions)	2004	2003

Type of fees
Audit fees	$38.7	$26.3
Audit-related fees	9.2	7.6
Tax fees	4.9	5.8
All other fees	-	0.5
	$52.8	$40.2

In the above table, in accordance with the SEC’s definitions and rules, “Audit fees” are fees we paid KPMG for professional services for the audit of our annual financial statements included in Form 10-K and review of financial statements included in the Form 10-Qs; for the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; for the attestation of management’s report on the effectiveness of internal control over financial reporting; and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements and internal control over financial reporting, including services in connection with assisting the company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations; “Tax fees” are fees for tax

(79)

compliance, tax advice and tax planning; and “All other fees” are fees for any services not included in the first three categories.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Statement of Earnings for each of the years in the three-year period ended December 31, 2004
Statement of Changes in Shareowner’s Equity for each of the years in the three-year period ended  December 31, 2004
Statement of Financial Position at December 31, 2004 and 2003
Statement of Cash Flows for each of the years in the three-year period ended December 31, 2004
Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2004 (pages 45 through 113) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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

(80)

Exhibit Number	Description

3 (i)
A complete copy of the Certificate of Incorporation of GECS as last amended on July 22, 1999 and currently in effect, consisting of the following: (a) the Certificate of Incorporation of GECS as in effect immediately prior to the filing of a Certificate of Amendment on July 22, 1999 (Incorporated by reference to Exhibit 3(i) of the GECS’ Form 10-K Report for the year ended December 31, 1993); and (b) a Certificate of Amendment filed with the Office of the Secretary of State, State of Delaware on July 22, 1999 (Incorporated by reference to Exhibit 3(i) of GECS’ Form 10-Q Report for the quarter ended June 26, 1999).

3 (ii)
A complete copy of the By-Laws of GECS as last amended on September 19, 2002, and currently in effect (Incorporated by reference to Exhibit 3(ii) of GECS’ Form 10-K Report for the year ended December 31, 2003).

4 (a)
Amended and Restated General Electric Capital Corporation Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707).

4 (b)
Third Amended and Restated Indenture dated as of February 27, 1997 between GECC and JPMorgan Chase Bank, N.A., (formerly known as The Chase Manhattan Bank) as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707).

4 (c)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479).

4 (d)
Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4 (f) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-40880).

4 (e)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4 (cc) to Post-Effective Amendment No. 1 to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4 (f)
Fifth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and JPMorgan Chase Bank, N.A., J.P. Morgan Bank Luxembourg, S.A. and J.P. Morgan Bank (Ireland) p.l.c. dated as of May 21, 2004.*

(81)

4 (g)	Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4 (h)	Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference Exhibit 4(n) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4 (i)	Form of Euro Medium-Term Note and Debt Security - Permanent Global Fixed Rate Bearer Note.*

4 (j)	Form of Euro Medium-Term Note and Debt Security - Permanent Global Floating Rate Bearer Note.*

4 (k)	Form of Euro Medium-Term Note and Debt Security - Temporary Global Fixed Rate Bearer Note.*

4 (l)	Form of Euro Medium-Term Note and Debt Security - Temporary Global Floating Rate Bearer Note.*

4 (m)	Form of Euro Medium-Term Note and Debt Security - Definitive Fixed Rate Bearer Note.*

4 (n)	Form of Euro Medium-Term Note and Debt Security - Definitive Floating Rate Bearer Note.*

4 (o)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.*

12 (a)	Computation of Ratio of Earnings to Fixed Charges.*

12 (b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

23 (ii)	Consent of KPMG LLP.*

24	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification Pursuant to 18 U.S.C. Section 1350.*

(82)

99 (a)
Income Maintenance Agreement dated March 28, 1991, between General Electric Company and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99(h) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

99 (b)
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2004, (pages 45 through 113) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

99 (c)
Letter, dated February 4, 1999, from Dennis D. Dammerman of General Electric Company to Denis J. Nayden of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99 (g) to General Electric Capital Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-59707).

* Filed electronically herewith.

(83)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant

General Electric Capital Services, Inc.

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2004	2003	2002

Revenues	$109	$(47)	$28

Expenses
Interest	212	183	231
Operating and administrative	174	112	349
Total expenses	386	295	580

Loss before income taxes and equity in earnings of affiliates	(277)	(342)	(552)
Income tax benefit	45	79	145
Equity in earnings of affiliates	8,393	8,017	5,033
Cumulative effect of accounting changes	-	(339)	(1,015)

Net earnings	8,161	7,415	3,611
Dividends	(3,105)	(3,435)	(1,965)
Retained earnings at January 1	30,304	26,324	24,678

Retained earnings at December 31	$35,360	$30,304	$26,324

The notes to condensed financial statements on page 87 are an integral part of these statements.

(84)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant - (Continued)

General Electric Capital Services, Inc.

Condensed Statement of Financial Position

At December 31 (In millions)	2004	2003

Assets
Cash and equivalents	$45	$525
Investment in and advances to affiliates	61,838	52,407
Other assets	517	379
Total assets	$62,400	$53,311

Liabilities and equity
Borrowings	$7,756	$7,257
Other liabilities	389	246
Total liabilities	8,145	7,503

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by consolidated affiliates at December 31, 2004 and 2003)	510	510
Common stock, $1,000 par value (1,260 shares authorized at December 31, 2004 and 2003, and 1,064 shares issued and outstanding at December 31, 2004 and 2003)	1	1
Accumulated gains (losses) - net
Investment securities	2,345	1,864
Currency translation adjustments	5,183	2,639
Cash flow hedges	(1,354)	(1,727)
Minimum pension liabilities	(150)	(41)
Additional paid-in capital	12,360	12,258
Retained earnings	35,360	30,304
Total shareowner’s equity	54,255	45,808
Total liabilities and equity	$62,400	$53,311

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $6,024 million and $2,735 million at year-end 2004 and 2003, respectively.

The notes to condensed financial statements on page 87 are an integral part of these statements.

(85)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant - (Continued)

General Electric Capital Services, Inc.

Condensed Statement of Cash Flows

For the years ended December 31 (In millions)	2004	2003	2002

Cash flows - operating activities	$3,122	$4,114	$2,073
Cash flows - investing activities
Decrease (increase) in investment in and advances to affiliates	(1,120)	388	(6,736)
Net decrease (increase) in other assets	124	457	(802)

Cash from (used for) investing activities	(996)	845	(7,538)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	499	(1,013)	1,141
Dividends paid to shareowner	(3,105)	(3,435)	(1,965)
Capital contributions from GE	-	-	6,300

Cash from (used for) financing activities	(2,606)	(4,448)	5,476

Increase (decrease) in cash and equivalents during year	(480)	511	11
Cash and equivalents at beginning of year	525	14	3
Cash and equivalents at end of year	$45	$525	$14

The notes to condensed financial statements on page 87 are an integral part of these statements.

(86)

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

Dividends from affiliates

In 2004, we received dividends of $3,104 million from General Electric Capital Corporation (GE Capital) and $5 million from other affiliates. In 2003, we received dividends of $4,431 million from GE Capital and $54 million from other affiliates.

(87)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule V - Supplemental Information Concerning

Property and Casualty Insurance Operations

(In millions)
	At December 31				Years ended December 31
	Deferred acquisition costs	Liability for unpaid claims and claims adjustment expenses	Discount deducted from liability for unpaid claims and claims adjustment expenses	Unearned premiums	Earned premiums and commissions	Net investment income	Claims and claims adjustment expenses incurred related to:		Amortization of deferred acquisition costs	Paid claims and claims adjustment expenses	Premiums written
							Current year	Prior years

2004	$873	$24,961	$647	$4,909	$7,910	$1,221	$4,808	$1,216	$1,489	$5,927	$7,007
2003	964	24,897	596	4,914	8,852	1,403	5,342	876	1,619	6,279	9,209
2002	1,053	26,126	553	5,468	8,017	1,237	5,167	3,553	1,588	6,707	8,219

(88)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Electric Capital Services, Inc.

March 1, 2005	By: /s/ Dennis D. Dammerman
(Dennis D. Dammerman)
Chairman of the Board

(89)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ Dennis D. Dammerman	Chairman of the Board	March 1, 2005
	Dennis D. Dammerman	(Principal Executive Officer)

	/s/ James A. Parke	Vice Chairman and	March 1, 2005
	James A. Parke	Chief Financial Officer (Principal Financial Officer)

	/s/ Philip D. Ameen	Senior Vice President and Controller	March 1, 2005
	Philip D. Ameen	(Principal Accounting Officer)

	CHARLES E. ALEXANDER*	Director
	DAVID L. CALHOUN*	Director
	JAMES A. COLICA*	Director
	PAMELA DALEY*	Director
	DENNIS D. DAMMERMAN*	Director
	BRACKETT B. DENNISTON*	Director
	ARTHUR H. HARPER*	Director
	JEFFREY R. IMMELT*	Director
	JOHN H. MYERS*	Director
	MICHAEL A. NEAL*	Director
	DAVID R. NISSEN*	Director
	JAMES A. PARKE*	Director
	RONALD R. PRESSMAN*	Director
	JOHN M. SAMUELS*	Director
	KEITH S. SHERIN*	Director
	ROBERT C. WRIGHT*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Philip D. Ameen		March 1, 2005
(Philip D. Ameen) Attorney-in-fact

(90)