Form 10-K/A
period 2004-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2005-05-06
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in Amendment No. 1 to the Annual Report on Form 10-K/A of General Electric Company for the year ended December 31, 2004 are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

(2)

2005 Restatement

Overview

We are filing this amendment to General Electric Capital Services, Inc. (GECS) Annual Report on Form 10-K for the year ended December 31, 2004, to amend and restate financial statements and other financial information for the years 2004, 2003 and 2002 and financial information for the year 2001 and for each of the quarters in the years 2004 and 2003 with respect to the accounting for certain derivatives transactions. These transactions relate to treasury operations at General Electric Capital Corporation (GECC). The effect of the restatement on our statement of financial position at the end of the reported periods is immaterial and the restatement has no effect on our cash flows.

Cumulatively through December 31, 2004, and separately in first quarter 2005, this non-cash restatement had the following earnings effects:

	Effects of Correction
(In millions)	Total	Quarter ending March 31, 2005	Cumulative through December 31, 2004

Increase (decrease) in earnings before accounting changes	$381	$(78)	$459
Accounting changes	157	-	157
Increase (decrease) net earnings	$538	$(78)	$616

We have also determined that a control deficiency related to this subset of derivatives giving rise to the restatement constituted a material weakness in our internal control over financial reporting. The material weakness related to accounting for derivatives that were entered into prior to August of 2003 (except for one immaterial transaction), and there were no subsequent transactions of this sort. We have fully remediated that weakness as of the date of this report. See “Item 9A - Controls and Procedures.”

Internal Audit

In the course of a regularly scheduled audit, our internal corporate audit staff identified errors with respect to GECC’s use of hedge accounting for certain transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Descriptions of these errors follow:

•
The first errors were in accounting for interest rate and currency swaps at GECC that included fees paid or received at inception. These swaps related to about 14% of our overall borrowings at January 1, 2001, and about 6% of our overall borrowings at December 31, 2004. Our initial accounting viewed these fees as immaterial. KPMG LLP, our independent registered public accounting firm, reviewed this initial accounting in connection with their 2001 audit. In 2003, we discontinued use of such swaps, except for one immaterial transaction, but continued the previous accounting for those already in place. Because of the swap fees, however, the fair values of the swaps were not zero at inception as required by SFAS 133 and, accordingly, we were required to, but did not, test periodically for effectiveness.

(3)

•
The second errors arose from a hedge accounting position related to a portfolio of assets consolidated by GECC in July 2003 at implementation of Financial Accounting Standards Board Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This portfolio included assets equal to 2% and 1% of GE’s total assets at consolidation and at December 31, 2004, respectively. We entered into interest rate swaps in 2003 to adjust the economic yield on these newly-consolidated fixed-rate assets from a fixed to a floating rate. Adhering to our hedge documentation at the 2003 inception of these swaps, we did not perform subsequent periodic testing of their effectiveness. We determined as a result of the internal audit that the prepayment penalties in the underlying assets, which penalties had not been identified by us or KPMG LLP at implementation, were not appropriately mirrored in the associated swaps, as required in order to avoid periodic testing of effectiveness under SFAS 133. Accordingly, periodic effectiveness testing was required under SFAS 133 for these swaps.

•
In the course of the internal audit, GE's internal audit staff also identified other errors under SFAS 133 with respect to other aspects of certain swaps and other derivative instruments. Adjustments to correct the accounting for these transactions also are included in our restated results of operations. We do not believe these other adjustments are material, individually or in the aggregate, to our financial position or our results of operations for any reported period.

During its audit, the internal audit staff reported its findings to GE and GECS management, to KPMG LLP and to the Audit Committee of the Board of Directors of GE. After initial discussions with the Audit Committee, GE and GECS management reviewed these matters in further detail, and after completing its analysis on May 5, 2005, recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors of GE and the Board of Directors of GECS determined at their respective meetings on May 5, 2005, that previously reported results for GECS be restated to eliminate hedge accounting for these swaps, and, in light of the restatement, that the financial statements and other information referred to above should no longer be relied upon.

Based on information to date, our personnel did not use these accounting issues to influence incentive or other compensation in the past. Going forward, adjustments in the restated financial results will not be used to influence positively any person’s compensation.

Restatement

In response to the issues raised by the internal audit relating to the derivatives transactions described above:

•
we have completed a review of the documentation and accounting for interest rate and currency swaps with respect to the types of hedging transactions affected by the restatement at GECC - Treasury Operations;

•	we are taking action to adjust our interest rate and currency swaps thereby eliminating any significant volatility associated with these swaps; and

•	we have reversed the effects of incorrect hedge accounting by restating our previously issued financial statements.

(4)

Effects of Restatement

The following tables set forth the effects of the restatement relating to derivatives transactions on affected line items within our previously reported Statements of Earnings for the years 2004, 2003, 2002 and 2001 and for each of the quarters in the years 2004 and 2003. The restatement has an immaterial effect on our Statements of Financial Position at the end of each of the restated periods and has no effect on the timing or amount of operating cash flows.

Effects of Statements of Earnings

(Income (expense);in millions)	Total	2004	2003	2002	2001

Revenues	$930	$503	$454	$16	$(43)
Interest	(170)	(129)	(67)	65	(39)
Provision for income taxes	(301)	(148)	(153)	(32)	32
Earnings before accounting changes	459	226	234	49	(50)
Cumulative effect of accounting changes	157	-	-	-	157
Net earnings	$616	$226	$234	$49	$107

	2004
(Income (expense);in millions)	Total	First quarter	Second quarter	Third quarter	Fourth quarter

Revenues	$503	$242	$(254)	$64	$451
Interest	(129)	(33)	(33)	(31)	(32)
Provision for income taxes	(148)	(83)	114	(13)	(166)
Net earnings	$226	$126	$(173)	$20	$253

	2003
(Income (expense);in millions)	Total	First quarter	Second quarter	Third quarter	Fourth quarter

Revenues	$454	$441	$775	$(703)	$(59)
Interest	(67)	33	(30)	(34)	(36)
Provision for income taxes	(153)	(187)	(295)	291	38
Net earnings	$234	$287	$450	$(446)	$(57)

Reversal of these cumulative adjustments will affect net earnings negatively over the terms of the underlying assets and debt, but to a degree that we do not expect to be significant in any individual period given the terms of the arrangements and our plan to reduce the accounting volatility by replacing volatile swaps not qualifying for hedge accounting.

For additional information relating to the effect of the restatement, see the following items:

Part I
Item 1 - Business

Part II:
Item 6 - Selected Financial Data
Item 7 - Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 7A - Quantitative and Qualitative Disclosures About Market Risk

(5)

Item 8 - Financial Statements and Supplementary Data
Item 9A - Controls and Procedures

Part IV:
Item 15 - Exhibits and Financial Statements Schedule

In our Quarterly Report on Form 10-Q for the three months ended March 31, 2005, which is being filed on the date hereof, we are reporting net earnings of $2,268 million for the three months ended March 31, 2005, compared with $2,346 million that we reported in our earnings release on April 15, 2005. This decrease results from the restatement and errors of the same type that gave rise to the restatement.

In light of the restatement, readers should no longer rely on our previously filed financial statements and other financial information for the years and for each of the quarters in the years 2004, 2003, 2002 and 2001. Readers also should no longer rely on our April 15, 2005, earnings release.

(6)

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

GE Insurance Solutions Corporation

GE Insurance Solutions, together with its affiliates, operates in the Insurance segment described on page 10 and its operations are regulated by insurance and other regulators.

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

(7)

Commercial Finance

Commercial Finance (33.0%, 32.2% and 33.4% of total revenue in 2004, 2003 and 2002, respectively) offers a broad range of financial services worldwide. We have particular expertise in the mid-market, and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial and energy-related facilities and equipment; commercial and residential real estate; vehicles; aircraft; and equipment used in many industries, including the construction, manufacturing, telecommunications and healthcare industries.

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

For further information about revenues, net earnings and assets for Commercial Finance, see page 21 and note 18.

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

Our headquarters are in Stamford, Connecticut with offices throughout North America, South America, Europe and Asia.

(8)

Consumer Finance

Consumer Finance (22.1%, 19.8% and 17.5% of total revenue in 2004, 2003 and 2002, respectively) is a leading provider of credit products and services to consumers, retailers and auto dealers in 41 countries. We offer a broad range of financial products, including private-label credit cards; personal loans; bank cards; auto loans, leases and inventory financing; residential mortgages; corporate travel and purchasing cards; debt consolidation loans; home equity loans; and credit and other insurance products for customers on a global basis.

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

For further information about revenues, net earnings and assets for Consumer Finance, see page 23 and note 18.

Equipment & Other Services

Equipment & Other Services (12.5%, 7.5% and 9.4% of total revenue in 2004, 2003 and 2002, respectively) helps customers manage, finance and operate a wide variety of business equipment worldwide. We provide rentals, leases, sales, asset management services and loans for portfolios of commercial and transportation equipment, including tractors, trailers, railroad rolling stock, modular space units, intermodal shipping containers and marine containers. Our operations are conducted in highly competitive markets. Economic conditions, geographic location, pricing and equipment availability are important factors in this business. Future success will depend upon our ability to maintain a large and diverse customer portfolio, optimize asset mix, maximize asset utilization and manage credit risk. In addition, we seek to understand our customers and to meet their needs with unique, efficient and cost effective product and service offerings.

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

Our headquarters are in Stamford, Connecticut with offices throughout North America, South America and Europe.

(9)

For further information about revenues, net earnings and assets for Equipment & Other Services, see page 24 and note 18.

Insurance

Insurance (32.4%, 40.5% and 39.7% of total revenue in 2004, 2003 and 2002, respectively) offers a broad range of insurance and investment products that provide reinsurance and primary commercial insurance products to insurance companies, Fortune 100 companies, self-insurers and healthcare providers, and help consumers create and preserve personal wealth, protect assets and enhance their life styles. For lenders and investors, we provide protection against the risks of default on low-down-payment mortgages.

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

  For further information about revenues, net earnings and assets for Insurance, see page 25 and note 18.

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

(10)

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

(11)

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

(12)

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

For additional information on adjustments to prior-year loss reserves, our insurance liabilities and reserves and related accounting policies, see pages 25 and 38 and note 12.

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

(13)

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

Item 3. Legal Proceedings.

On April 29, 2005, the Company received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission. This subpoena requires the Company to produce documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. The Company will cooperate fully with the SEC.

GE Insurance Solutions has made limited use of reinsurance with finite risk characteristics to manage the risks of catastrophic events, such as storms or hurricanes, and to protect itself from the volatility inherent in its business. Based on its numerous reviews of GE Insurance Solutions’ reinsurance agreements with finite risk characteristics in the past several years, the Company believes that the agreements have been properly structured and accounted for, with appropriate risk transfer, and properly disclosed.

After we commenced the work for an internal audit in connection with GECC’s treasury operations, GE received a letter dated January 20, 2005, from the Boston District Office of the U.S. Securities and Exchange Commission, indicating that it was conducting an informal investigation and requesting that GE and GECC voluntarily provide certain documents and information with respect to the use of hedge accounting for derivatives by GE and GECC. In

(14)

response to the staff’s request, GE and GECC have voluntarily provided documents and other information and we intend to continue to cooperate fully with them in their ongoing investigation.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required by this form.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

See note 16 to the consolidated financial statements. Our common stock is owned entirely by GE and an affiliate and, therefore, there is no trading market in such stock.

Item 6. Selected Financial Data.

The selected financial data set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the U.S. Securities and Exchange Commission on March 1, 2005. The following selected financial data should be read in conjunction with our restated financial statements and the related Notes to Consolidated Financial Statements.

	Year ended December 31
(In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000

Revenues	$71,279	$64,733	$58,715	$58,813	$66,709

Earnings before accounting changes	8,387	7,988	4,675	5,536	5,192
Cumulative effect of accounting changes	-	(339)	(1,015)	(12)	-
Net earnings	8,387	7,649	3,660	5,524	5,192

Return on average shareowner’s equity	17.14%	19,03%	14.96%	22.24%	24.15%
GECS ratio of earnings to fixed charges	1.87	1.87	1.36	1.62	1.61
GECC ratio of debt to equity	6.53:1	6.66:1	6.51:1	7.26:1	7.53:1

Financing receivables - net	$282,699	$248,114	$198,060	$172,346	$141,631

Total assets	618,504	554,871	489,820	425,473	370,636

Borrowings	360,799	319,941	270,521	239,748	205,371
Minority interest	8,682	5,115	4,445	4,267	3,968
Shareowner’s equity	54,292	45,759	37,302	28,766	23,022
Insurance premiums written	15,250	18,602	16,999	15,843	16,461

(15)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

As discussed in note 1, we are restating financial statements and other financial information for the years 2004, 2003 and 2002 and financial information for the year 2001 and for each of the quarters in the years 2004 and 2003 with respect to the accounting for certain derivatives transactions. These transactions relate to treasury operations at GE Capital Corporation (GECC).

The errors identified in our internal audit related to the accounting for certain derivative instruments used in meeting our objective of managing exchange rate and interest rate risks. Because we conduct business in diverse markets around the world and local funding is not always efficient, we use derivatives including swaps to eliminate certain market and financial risks. In addition, swaps are used to adjust the debt we are issuing to match the fixed or floating nature of the assets we are acquiring. When interest rate and currency swaps are effective as accounting hedges under the technical requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133), they offset the variability of expected future cash flows or changes in the fair values of assets and liabilities, both economically and for financial reporting purposes. GE has historically used such instruments to effectively mitigate financial and market risks, as evidenced by the analysis of the potential effects of changes in interest rates and currency exchange rates presented on page 40. The effect of our inability to apply hedge accounting for the swaps requiring restatement is that changes in their fair values must be recorded in earnings each reporting period. As a result, reported results of operations will be directly influenced by changes in interest rates and currency rates.

The following table sets forth the effects of the errors in accounting for debt interest rate and currency swaps with fees, asset swaps with prepayment penalties and certain other derivatives, as more fully described in the Explanatory Statement beginning on page 3, on our previously reported earnings for the years 2001 through 2004, and each of the quarters in the years 2003 and 2004. The effect of the restatement on our Statements of Financial Position at the end of each of the restated periods is immaterial and the restatement had no effect on our cash flows.

	Increase (decrease) in
	Earnings Before Accounting Changes				2001 Accounting Change(a)
(In millions)	2004	2003	2002	2001
Debt swaps with fees
Interest rate	$77	$(35)	$198	$(14)	$167
Currency	125	87	(154)	(45)	(7)

Asset swaps with prepayment penalties	15	125	-	-	-
Other, net	9	57	5	9	(3)
Total adjustment	$226	$234	$49	$(50)	$157

Previously reported earnings before
accounting changes	$8,161	$7,754	$4,626	$5,586
Percent variation from previously reported
accounting changes	2.77%	3.02%	1.06%	(0.90)%

(a) Represents the cumulative effect on earnings as of January 1, 2001, the date we adopted SFAS 133

()
(16)

(In millions)	Increase (decrease) in Net Earnings(a)
	2005	2004				2003
Quarter	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Debt swaps with fees
Interest rate	$(153)	$144	$142	$(436)	$227	$(61)	$(650)	$448	$228
Currency	28	84	(20)	69	(8)	8	74	(1)	6
Asset swaps with
prepayment
penalties	82	13	(102)	198	(94)	(5)	130	-	-
Other, net	(35)	12	-	(4)	1	1	-	3	53
Total adjustment	$(78)	$253	$20	$(173)	$126	$(57)	$(446)	$450	$287

Previously reported
earnings before
accounting changes	$2,346	$2,387	$2,233	$1,696	$1,845	$2,275	$2,207	$1,602	$1,670
Percent variation from
previously reported
accounting changes	(3.3)%	10.6%	0.9%	(10.2)%	6.8%	(2.5)%	(20.2)%	28.1%	17.2%

(a) See also note 22 to the Notes to Consolidated Financial Statements - Quarterly Information (Unaudited), as restated

Changes to our previously reported earnings detailed above reflect the increased volatility arising from factors outside our control - changes in interest rates and currency rates, and prepayments of fixed-rate loans by customers. We experienced such changes over the affected period of 2001 through the first quarter of 2005, with generally lower interest rates and the resultant increase in loan prepayments, and a U.S. dollar that was relatively strong in the early part of that period but weakened steadily thereafter.

We used interest rate and asset swaps to convert the economics of underlying debt and assets from fixed to floating interest rates. Values of swaps themselves change as interest rates change. Declines in rates generally tend to cause positive earnings effects from revaluation of associated debt swaps, the larger of our swap positions, but negative earnings effects from revaluation of asset swaps, the smaller position. Interest rates generally trended downward during the period from 2001 to the present, explaining the overall positive effect on earnings from this accounting error correction. But interest rates were sometimes volatile within the years - for example increasing sharply in the third quarter of 2003 and second quarter of 2004, resulting in an overall negative earnings effect.

Those effects combined to produce a cumulative earnings increase of $0.5 billion through December 31, 2004. Of that amount, $0.4 arose from interest rate swaps, which were used throughout the affected period; $0.1 from asset swaps, which were first used in 2003 after which rates were somewhat volatile, but moved slightly higher; and no effect from currency swaps, where increases and decrease to earnings offset over the affected period. Reversal of these cumulative adjustments will affect net earnings negatively over the terms of the underlying assets and debt, but to a degree that we do not expect to be significant in any individual period given the terms of the arrangements and our plan to reduce the accounting volatility by replacing volatile swaps not qualifying for hedge accounting.

(17)

Operations

We present Management’s Discussion of Operations in four parts: Overview of Our Earnings from 2002 through 2004, Global Risk Management, Segment Operations and Global Operations.

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the SEC rules; those rules require the supplemental explanations and reconciliations provided on page 39.

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

Overview of Our Earnings from 2002 through 2004

The global economic environment must be considered when evaluating our results over the last several years. Important factors for us included slow global economic growth, a weakening U.S. dollar, lower global interest rates, a mild U.S. recession that did not cause significantly higher credit losses and developments in two industries - property and casualty insurance and commercial aviation - that are significant to us. As the following pages show in detail, our diversification and risk management strategies enabled us to continue to grow during this challenging time. Our results were affected by a combination of factors, both positive and negative, as follows:

•
Insurance (37% and 12% of total three-year revenues and earnings before accounting changes, respectively) was much like most of the property and casualty reinsurance industry, facing volatility throughout the period. In 2002, we recognized losses on our 1997-2001 business, increasing related reserves by $3.5 billion before tax. In 2003, our turnaround efforts started to pay off and we realized benefits from improved operations as earnings increased by $2.3 billion to a profit of $0.5 billion at GE Insurance Solutions. In 2004, improved core performance at GE Insurance Solutions reflecting the favorable pricing environment was more than offset by U.S. hurricane-related losses and continued adverse loss development, essentially all related to the 1997 through 2001 underwriting years.

()
(18)

•
Commercial and Consumer Finance (in total, 53% and 86% of total three-year revenues and earnings before accounting changes, respectively) are large, profitable growth businesses in which we continue to invest with confidence. In a challenging economic environment, these businesses grew earnings by $0.9 billion and $1.0 billion in 2004 and 2003, respectively. Solid core growth, disciplined risk management and successful acquisitions have delivered these strong results.

•
Equipment & Other Services (10% and 2% of total three-year revenues and earnings before accounting changes, respectively) is particularly sensitive to economic conditions and consequently was affected adversely by the U.S. recession in 2002 and by slow global growth in developed countries. Higher capacity, in combination with declining or weak volume growth in many of these industries serviced by this business, resulted in fierce competitive price pressures.

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

Significant matters relating to our Statement of Earnings, which appears on page 42, are explained below.

Restated interest on borrowings amounted to $11.5 billion, $10.3 billion and $9.9 billion in 2004, 2003 and 2002, respectively and included $0.1 billion in 2004 and 2003, and a reduction of $0.1 billion in 2002, related to the 2005 restatement. Changes over the three-year period reflected increased average borrowings, partially offset by the effects of lower interest rates. Average borrowings were $322.3 billion, $308.7 billion and $250.1 billion in 2004, 2003 and 2002, respectively. Our average composite effective interest rate was 3.6% in 2004, compared with 3.3% in 2003 and 4.0% in 2002. Proceeds of these borrowings were used in part to finance asset growth and acquisitions. In 2004, average assets of $577.3 billion were 11% higher than in 2003, which in turn were 15% higher than in 2002. See page 30 for a discussion of interest rate risk management.

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

Income taxes on earnings before accounting changes was to 16.8% in 2004 and in 2003 and negative 1.0% in 2002. The 2004 rate reflects the net benefits, discussed below, of legislation and a partial reorganization of our aircraft leasing operation, which decreased the effective tax rate 1.6 percentage points and is included in the line “Tax on global activities including exports” in note 13; tax benefits from favorable U.S. Internal Revenue Service (IRS) settlements, which decreased the effective tax rate 1.2 percentage points and are included in the line “All other - net” in note 13; and the low-taxed disposition of a majority interest in Gecis which decreased the effective tax rate 0.8 percentage points, and is included in the line “Tax on global activities including exports” in note 13. Offsetting these benefits was the nonrecurrence of the 2003 tax benefit on the disposition of shares of ERC Life.

()
(19)

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

The increase in the effective tax rate from 2002 to 2003 reflects the nonrecurrence of the 2002 losses at GE Insurance Solutions and GE Equity as well as certain 2002 IRS settlements discussed below, partially offset by a 2.5 percentage point decrease because of the 2003 tax benefit on the disposition of shares of ERC Life.

The 2002 effective tax rate reflects the effects of pre-tax losses at GE Insurance Solutions and GE Equity, which reduced our effective tax rate by 16.2 percentage points, the effects of lower taxed earnings from global operations and favorable tax settlements with the IRS. The benefits of these settlements, which reduced our rate 4.0 percentage points (excluding the GE Insurance Solutions and GE Equity losses), are included in the line “All other - net” in note 13.

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

()
(20)

We manage a variety of risks including liquidity, credit, market and event risks.

•
Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates. Additional information about our liquidity and how we manage this risk can be found on page 27 and in notes 11 and 19.

•
Credit risk is the risk of financial loss arising from a customer or counterparty’s failure to meet its contractual obligations. We face credit risk in our lending and leasing activities (see pages 28 and 37 and notes 1, 5, 6 and 21) and derivative financial instruments activities (see note 19).

•
Market risk is the potential loss in value of investment and other asset and liability portfolios, including financial instruments, caused by changes in market variables, such as interest and currency exchange rates and equity and commodity prices. We are exposed to market risk in the normal course of our business operations as a result of our ongoing investing and funding activities. We attempt to mitigate the risks to our various portfolios arising from changes in interest and currency exchange rates in a variety of ways that often include offsetting positions in local currencies or use of derivatives. Additional information about how we mitigate the risks to our various portfolios from changes in interest and currency exchange rates can be found on page 30 and in note 19.

•
Event risk is that body of risk beyond liquidity, credit and market risk. Event risk includes the possibility of adverse occurrences both within and beyond our control. Examples of event risk include natural disasters, availability of necessary materials, guarantees of product performance and business interruption. This type of risk is often insurable, and success in managing this risk is ultimately determined by the balance between the level of risk retained or assumed and the cost of transferring the risk to others. The decision as to the appropriate level of event risk to retain or cede is evaluated in the framework of business decisions. Additional information about how we mitigate event risk can be found in note 21.

Segment Operations

Revenues and segment net earnings for operating segments are shown below. Effective January 1, 2004, we made changes to the way we report our segments. We have reclassified certain prior-period amounts to conform to the current period’s presentation. For additional information, including a description of the products and services included in each segment, see page 7.

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

()
(21)

Consolidated

For the years ended December 31 (In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)

Revenues
Commercial Finance	$23,489	$20,813	$19,592
Consumer Finance	15,734	12,845	10,266
Equipment & Other Services	8,986	4,881	5,561
Insurance	23,070	26,194	23,296
Total revenues	$71,279	$64,733	$58,715

Net earnings
Commercial Finance	$4,465	$3,910	$3,310
Consumer Finance	2,520	2,161	1,799
Equipment & Other Services	833	(185)	(339)
Insurance	569	2,102	(95)
Total earnings before accounting changes	8,387	7,988	4,675
Cumulative effect of accounting changes	-	(339)	(1,015)
Total net earnings	$8,387	$7,649	$3,660

Commercial Finance

(In millions)	2004	2003	2002

Revenues	$23,489	$20,813	$19,592

Net revenues
Total revenues	$23,489	$20,813	$19,592
Interest expense	6,083	5,789	5,979
Total net revenues	$17,406	$15,024	$13,613

Net earnings	$4,465	$3,910	$3,310

	At
December 31 (In millions)	2004	2003

Total assets	$232,123	$214,125

()
(22)

(In millions)	2004	2003	2002

Real Estate(a)
Revenues	$2,519	$2,386	$2,124
Net Earnings	$957	$834	$650

Aviation Services(a)
Revenues	$3,159	$2,881	$2,694
Net Earnings	$520	$506	$454

	At
December 31 (In millions)	2004	2003

Real Estate(a)
Total assets	$33,497	$27,767

Aviation Services(a)
Total assets	$37,384	$33,271

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

()
(23)

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

Revenues increased 25% in 2003 as a result of acquisitions ($1.1 billion), the effects of the weaker U.S. dollar ($0.7 billion), core growth as a result of continued global expansion and the premium on the sale of The Home Depot private-label credit card receivables ($0.1 billion). Net earnings increased 20% in 2003 as a result of core growth, growth in lower taxed earnings from global operations, the premium on the sale of The Home Depot private-label credit card receivables ($0.1 billion) and acquisitions. These increases were partially offset by lower securitization activity ($0.2 billion) and lower earnings in Japan, principally as a result of increased personal bankruptcies.

()
(24)

The most significant acquisitions affecting Consumer Finance 2003 results were First National Bank and Conseco, both of which were acquired during the second quarter of 2003. These acquisitions contributed $0.7 billion and $0.1 billion to 2003 revenues and net earnings, respectively.

Equipment & Other Services

(In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)

Revenues	$8,986	$4,881	$5,561

Net earnings	$833	$(185)	$(339)

Equipment & Other Services revenues and net earnings increased $4.1 billion and $1.0 billion, respectively, from 2003. Revenues included $0.5 billion for 2004 and 2003, related to the 2005 restatement. Adoption of a January 1, 2004, required accounting change also caused revenues to increase $3.2 billion, as a result of consolidating operating lease rentals ($2.6 billion) and other income ($0.6 billion). See note 1. The most significant entity consolidated as a result of this change was Penske Truck Leasing Co., L.P. (Penske), which was previously accounted for using the equity method. Revenue also increased reflecting the sale of a majority interest in Gecis ($0.4 billion), improved investment returns at GE Equity ($0.4 billion), the results of consolidated, liquidating securitization entities ($0.3 billion) and the effects of the weaker U.S. dollar ($0.1 billion). These increases were partially offset by the absence of the U.S. Auto and Home business that was disposed of in 2003 ($0.4 billion). Net earnings included $0.2 billion for 2004 and 2003, related to the 2005 restatement. Net earnings also increased from improved investment returns at GE Equity ($0.3 billion), the gain on sale of a majority interest in Gecis ($0.3 billion), improved operating performance at Equipment Services ($0.2 billion), and the results of consolidated, liquidating securitization entities ($0.1 billion).

Equipment & Other Services revenues in 2003 decreased $0.7 billion and net earnings increased $0.2 billion compared with 2002. Revenues included $0.5 billion for 2003 and an inconsequential amount for 2002 related to the 2005 restatement. Revenues also decreased as a result of the following:

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

These decreases were partially offset by the overall improvement in equity markets and lower level of investment losses in 2003 at GE Equity ($0.2 billion) and the consolidation of certain securitization entities in our financial statements ($0.7 billion) as a result of our July 1, 2003, required accounting change. See notes 1 and 20. Net earnings included $0.2 billion for 2003 and an inconsequential amount for 2002 related to the 2005 restatement. Net earnings also decreased primarily from lower asset utilization and price ($0.1 billion) and the absence of a 2002 tax settlement related to Kidder Peabody ($0.2 billion), offset by improved performance in 2003 at GE Equity ($0.2 billion) and the tax benefit related to the sale of ERC Life ($0.1 billion).

()
(25)

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

As described on page 38 under the caption “Insurance liabilities and reserves,” we routinely update our insurance loss provisions to reflect our best estimates of losses. At year-end 2004, our best estimate of outstanding net property and casualty claim-related liabilities at GE Insurance Solutions was $17.4 billion. Few losses in an underwriting year are known exactly at the end of that year; an insurer cannot know a year’s exact losses before customers have submitted claims and those claims have been evaluated, adjudicated and settled. This process

()
(26)

routinely spans years, and sometimes decades. Like much of the property and casualty insurance industry, GE Insurance Solution’s recent operating results have absorbed charges from updates to loss estimates associated with policies written in prior years. This adverse loss development has been most pronounced for certain liability-related risk policies underwritten from 1997 through 2001, principally hospital and professional liability, workers compensation, product liability and asbestos and environmental exposures. Adverse development on prior-years claims and expenses for the three years ended December 31, 2004, amounted to $5.5 billion. Business that we subsequently exited accounted for 84% of the most recent adverse development. Although we do not anticipate further provisions related to this risk, we observe that the associated losses have not yet fully matured.

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

Global revenues were $29.4 billion, $27.8 billion and $24.4 billion in 2004, 2003 and 2002, respectively. Global revenues as a percentage of total revenues were 41% in 2004, compared with 43% and 41% in 2003 and 2002, respectively. The effects of exchange rates on reported results were to increase revenues by $2.1 billion in 2004 and 2003 compared with $0.2 billion in 2002, and increase earnings by $0.1 billion in 2004 and 2003 and had an inconsequential effect in 2002.

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

()
(27)

Insurance. This decrease was partially offset by the effects of the weaker U.S. dollar, acquisitions, primarily GC Card at Consumer Finance, and core growth at Consumer Finance and Commercial Finance.

Global pre-tax earnings were $6.3 billion in 2004, an increase of 37% over 2003, which were 56% higher than in 2002. Pre-tax earnings in 2004 rose 39% in Europe, primarily as a result of core growth and acquisitions at Consumer Finance and Commercial Finance. Pre-tax earnings rose 91% in “Other global” primarily as a result of the gain on the sale of a majority interest in Gecis and core growth at Commercial Finance.

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

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position (page 43), Statement of Changes in Shareowner’s Equity (page 42) and the Statement of Cash Flows (page 44).

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

Statement of Financial Position (page 43)

Investment securities comprise mainly available-for-sale investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders, and debt and equity securities designated as trading and

()
(28)

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

At December 31, 2004, unrealized losses with a duration of 12 months or more related to investment securities collateralized by commercial aircraft were $0.3 billion. The aggregate amortized cost of these available-for-sale securities was $1.2 billion. We believe that our securities, which are current on all payment terms, are in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. For these securities, we do not anticipate changes in the timing and amount of estimated cash flows, and expect full recovery of our amortized cost. Further, should our cash flow expectation prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at December 31, 2004. See additional discussion of our positions in the commercial aviation industry on page 36.

Restated financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, increased to $288.3 billion at December 31, 2004, from $254.4 billion at the end of 2003, as discussed in the following paragraphs. The related allowance for losses at the end of 2004 amounted to $5.6 billion compared with $6.3 billion at December 31, 2003, representing our best estimate of probable losses inherent in the portfolio.

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

()
(29)

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

Restated Equipment & Other Services financing receivables, before allowance for losses, amounted to $15.1 billion and $24.0 billion at December 31, 2004 and 2003, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Nonearning receivables at December 31, 2004, were $0.2 billion (1.2% of outstanding receivables) compared with $0.1 billion (0.6% of outstanding receivables) at December 31, 2003.

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

()
(30)

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

Restated borrowings were $360.8 billion at December 31, 2004, of which $154.8 billion is due in 2005 and $206.0 billion is due in subsequent years. Comparable amounts at the end of 2003 were $319.9 billion in total, $155.4 billion due within one year and $164.5 billion due thereafter. Included in our total borrowings were borrowings of consolidated, liquidating securitization entities amounting to $25.8 billion at December 31, 2004, of which $9.8 billion was asset-backed senior notes of AFIG, and $24.8 billion at December 31, 2003. A large portion of our borrowings ($97.4 billion and $102.6 billion at the end of 2004 and 2003, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of GE Capital commercial paper were 42 days and 2.39% at the end of 2004, compared with 47 days and 1.40% at the end of 2003. The GE Capital ratio of debt to equity was 6.53 to 1 at the end of 2004 and 6.66 to 1 at the end of 2003. See note 11.

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

()
(31)

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

Statement of Changes in Shareowner’s Equity (page 42)

Shareowner’s equity increased $8.5 billion in 2004, 2003 and 2002. These increases were largely attributable to net earnings but were partially offset by dividends declared of $3.1 billion, $3.4 billion and $2.0 billion in 2004, 2003 and 2002, respectively. Also, a capital contribution increased shareowner’s equity by $6.3 billion in 2002. Currency translation adjustments increased equity by $2.5 billion in 2004, compared with $3.4 billion in 2003. Changes in the currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. In 2004, the pound sterling, euro and, to a lesser extent, Asian currencies strengthened against the U.S. dollar. In 2003 and 2002, the euro and, to a lesser extent, Asian currencies strengthened against the U.S. dollar. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated. See note 16.

Overview of Our Cash Flow from 2002 through 2004 (page 44)

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

Although we generated $69.1 billion from operating activities over the last three years, our cash is not necessarily freely available for alternative uses. For example, certain cash generated by our Insurance businesses is restricted by various insurance regulations. See note 15. Further, any reinvestment in financing receivables is shown in cash used for investing, not operating activities. Therefore, maintaining or growing Commercial and Consumer Finance assets requires that we invest much of the cash they generate from operating activities in their earning assets. Also, we have been increasing the equity of our businesses as discussed on page 34.

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

()
(32)

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2004, follow:

	Payments due by period
(In millions)	Total	2005	2006-2007	2008-2009	2010 and thereafter

Borrowings (note 11)(e)	$360,799	$154,791	$82,950	$47,602	$75,456

Interest on borrowings	56,000	11,000	15,000	9,000	21,000

Operating lease obligations (note 3)	4,838	782	1,401	1,052	1,603

Purchase obligations(a)(b)	23,000	16,000	6,000	1,000	-

Insurance liabilities (note 12)(c)	92,000	14,000	19,000	13,000	46,000

Other liabilities(d)	17,000	15,000	1,000	-	1,000

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

(e)			As restated.

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

Historically, we have used both sponsored and third-party entities to execute securitization transactions in the commercial paper and term markets. With our adoption of FIN 46, Consolidation of Variable Interest Entities, on July 1, 2003, we consolidated $36.3 billion of assets and $35.8 billion of liabilities in certain sponsored entities and stopped executing new securitization transactions with those entities. We continue to engage in securitization transactions with third-party conduits and through public, market term securitizations. In December 2004, we acquired AFIG which added $9.1 billion of securitized mortgage loans in consolidated, liquidating securitization

()
(33)

entities. Without AFIG, assets in consolidated, liquidating securitization entities were $17.7 billion, down $9.0 billion. See note 20.

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

()
(34)

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

()
(35)

During 2004, GECS and GECS affiliates issued $57 billion of senior, unsecured long-term debt, including $3 billion issued by Genworth in connection with the initial public equity offering described on page 17. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets. Maturities for these issuances ranged from one to 40 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue between $50 billion and $60 billion of additional long-term debt during 2005, although the ultimate amount we issue will depend on our needs and on the markets.

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

•
If GE Capital’s ratio of earnings to fixed charges, which was 1.89:1 at the end of 2004, were to deteriorate to 1.10:1 or, upon redemption of certain preferred stock, its ratio of debt to equity, which was 6.53:1 at the end of 2004, were to exceed 8:1, GE has committed to contribute capital to GE Capital. GE also has guaranteed our subordinated debt with a face amount of $1.0 billion at December 31, 2004 and 2003.

The following three conditions relate to securitization SPEs that were consolidated upon adoption of FIN 46 on July 1, 2003:

()
(36)

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

US Airways filed for bankruptcy protection in the third quarter of 2004. In January 2005, US Airways and the Air Transportation Stabilization Board (ATSB) reached an agreement extending the airline’s use of cash proceeds from its federally guaranteed loan through June 30, 2005. US Airways’ management has stated publicly that this agreement with the ATSB will allow US Airways to continue operations while it completes its restructuring and planned emergence from Chapter 11 in the summer of 2005. US Airways’ management also has indicated in its public statements that labor savings will be an important factor affecting the success of that reorganization. At

()
(37)

December 31, 2004, our aggregate exposure to US Airways was $2.8 billion, the largest component of which was $2.6 billion of loans and leases, substantially secured by various equipment, including 39 regional jet aircraft, 54 Boeing narrow-body aircraft (primarily 737 type), and 57 Airbus narrow-body aircraft. We and the airline have entered into a memorandum of understanding to restructure a number of loans and leases. We also agreed to continue regional jet financing conditioned on the airline successfully emerging from bankruptcy protection and achieving specified financial milestones. We have adjusted our estimates of cash flows and residual values to reflect the current information available to us in this fluid situation. In addition to our loans and leases, we hold $0.2 billion of available-for-sale investment securities in US Airways that are secured by various other aircraft in the fleet. In addition to US Airways, both ATA Holdings Corp. and Aloha Airgroup, Inc. filed for bankruptcy during 2004. UAL Corp. filed for bankruptcy in 2002. At December 31, 2004, our exposure was $1.4 billion to UAL Corp., $0.8 billion to ATA Holdings Corp., and $0.3 billion to Aloha Airgroup, Inc., consisting primarily of loans and leases. Various Boeing and Airbus aircraft secure substantially all of these financial exposures.

Commercial Finance regularly tests the recoverability of its commercial aircraft operating lease portfolio as described on page 35, and recognized impairment losses of $0.1 billion and $0.2 billion in 2004 and 2003, respectively. In addition to these impairment charges relating to operating leases, Commercial Finance recorded provisions for losses on financing receivables related to commercial aircraft of $0.3 billion in 2004, primarily related to US Airways and ATA Holdings Corp.; an insignificant amount was recognized in 2003.

See page 27 and notes 4 and 8 for further information on our commercial aviation positions.

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

Our lending and leasing experience and the extensive data we accumulate and analyze facilitate estimates that have been reliable over time. Our actual loss experience was in line with expectations for 2004 (adjusting for the effects of Consumer Finance’s standardization of its write-off policy), 2003 and 2002. While losses depend to a large degree on future economic conditions, we do not anticipate significant adverse credit development in 2005. Further information is provided in the financing receivables section on page 28, and in notes 1, 5 and 6.

Asset impairment assessment involves various estimates and assumptions as follows:

Investments We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and

()
(38)

the financial health and specific prospects for the issuer. We perform comprehensive market research and analysis and monitor market conditions to identify potential impairments. Further information about actual and potential impairment losses is provided on page 27 and in notes 1 and 4.

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

Commercial aircraft are a significant concentration of assets in our Commercial Finance business, and are particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. Future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on current market values from independent appraisers. Further information on impairment losses and our overall exposure to the commercial aviation industry is provided on pages 36-37 and in notes 4 and 8.

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

Further information is provided on page 30 and in notes 1 and 9.

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

()
(39)

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

We continually evaluate the potential for changes in loss estimates with the support of qualified reserving actuaries and use the results of these evaluations both to adjust recorded reserves and to proactively modify underwriting criteria and product offerings. For actuarial analysis purposes, reported and paid claims activity is segregated into several hundred reserving segments, each having differing historical settlement trends. A variety of actuarial methods are then applied to the underlying data for each of these reserving segments in arriving at an estimated range of “reasonably possible” loss scenarios. Factors such as line of business, length of historical settlement pattern, recent changes in underwriting standards and unusual trends in reported claims activity will generally affect which actuarial methods are given more weight for purposes of determining the “best estimate” of ultimate losses in a particular reserving segment. As discussed on pages 25 and 26 and in note 12, in recent years, reported claims activity at GE Insurance Solutions related to prior-year loss events, particularly for liability-related exposures underwritten in 1997 through 2001, have continued to develop adversely to previous expectations. This trend was considered in the actuarial reserve study completed in the fourth quarter of 2002, resulting in a significant increase in recorded reserves. In 2003, we continued to monitor our reported claims activity compared with our revised expected loss levels. While for the majority of our lines of business, reported claims activity in 2003 was reasonably close to expected amounts, for certain lines the reported claims volumes exceeded our revised loss expectations. In response to these new data, we further increased our loss reserves in 2003. In 2004, as part of our comprehensive annual assessment of recorded claim-related liabilities, we observed that reported claims activity in certain product lines, substantially related to the 1997 through 2001 underwriting years, continued to exceed previous established expectations and we again increased our loss reserves.

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

()
(40)

•	Delinquency rates on financing receivables of the Commercial Finance and Consumer Finance segments for 2004, 2003 and 2002.

The reasons we use these non-GAAP financial measures and their reconciliation to their most directly comparable GAAP financial measures follow.

Net Revenues

We provided reconciliations of net revenues to reported revenues for these segments on pages 21-23. Because net revenues is a common industry measure of margin, these disclosures enable investors to compare the results of our businesses with results of others in the same industry.

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

Information about our global risk management can be found on page 19 of Item 7.

()
(41)

Item 8. Financial Statements and Supplementary Data.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Services, Inc.:

We have audited the consolidated financial statements of General Electric Capital Services, Inc. (“GECS”) and consolidated affiliates as listed in Item 15. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of GECS management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements and schedules referred to above present fairly, in all material respects, the financial position of General Electric Capital Services, Inc. and consolidated affiliates as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the consolidated financial statements have been restated.

Also, as discussed in note 1 to the consolidated financial statements, GECS in 2004 and 2003 changed its method of accounting for variable interest entities and in 2002 changed its method of accounting for goodwill and other intangible assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 11, 2005, except as to the fourth paragraph of Management’s Annual Report on Internal Control Over Financial Reporting (as restated) which is as of May 5, 2005, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.

/s/KPMG LLP
Stamford, Connecticut
February 11, 2005, except as to, the restatement discussed in note 1 to the consolidated financial statements which is as of May 5, 2005

()
(42)

General Electric Capital Services, Inc. and consolidated affiliates
Statement of Earnings

For the years ended December 31 (In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)

Revenues
Revenues from services (note 2)	$68,439	$62,505	$55,419
Sales of goods	2,840	2,228	3,296
Total revenues	71,279	64,733	58,715

Costs and expenses
Interest	11,501	10,329	9,870
Operating and administrative (note 3)	20,988	17,757	16,031
Cost of goods sold	2,741	2,119	3,039
Insurance losses and policyholder and annuity benefits	15,844	16,369	17,608
Provision for losses on financing receivables (note 6)	3,888	3,752	3,084
Depreciation and amortization (note 8)	5,852	4,679	4,312
Minority interest in net earnings of consolidated affiliates	390	129	143
Total costs and expenses	61,204	55,134	54,087

Earnings before income taxes and accounting changes	10,075	9,599	4,628
Provision for income taxes (note 13)	(1,688)	(1,611)	47

Earnings before accounting changes	8,387	7,988	4,675
Cumulative effect of accounting changes (note 1)	-	(339)	(1,015)
Net earnings	$8,387	$7,649	$3,660

Statement of Changes in Shareowner’s Equity

(In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)
Changes in shareowner’s equity (note 16)
Balance at January 1	$45,759	$37,302	$28,766
Dividends and other transactions with shareowner	(3,003)	(3,438)	4,317
Changes other than transactions with shareowner
Increase attributable to net earnings	8,387	7,649	3,660
Investment securities - net	481	651	1,561
Currency translation adjustments - net	2,538	3,359	53
Cash flow hedges - net	239	255	(1,033)
Minimum pension liabilities - net	(109)	(19)	(22)
Total changes other than transactions with shareowner	11,536	11,895	4,219
Balance at December 31	$54,292	$45,759	$37,302

The notes to consolidated financial statements on pages 45-87 are an integral part of these statements.

()
(43)

General Electric Capital Services, Inc. and consolidated affiliates

Statement of Financial Position

At December 31 (In millions)	2004 (Restated)	2003 (Restated)

Assets
Cash and equivalents	$12,367	$11,273
Investment securities (note 4)	135,152	128,889
Financing receivables - net (notes 5 and 6)	282,699	248,114
Insurance receivables - net (note 7)	25,971	27,541
Other receivables	14,134	12,103
Inventories	189	197
Buildings and equipment, less accumulated amortization of $20,630
and $16,748 (note 8)	46,578	38,822
Intangible assets - net (note 9)	28,520	24,821
Other assets (note 10)	72,894	63,111
Total assets	$618,504	$554,871

Liabilities and equity
Borrowings (note 11)	$360,799	$319,941
Accounts payable	17,104	13,566
Insurance liabilities, reserves and annuity benefits (note 12)	140,902	136,428
Other liabilities	25,572	23,033
Deferred income taxes (note 13)	11,153	11,029
Total liabilities	555,530	503,997

Minority interest in equity of consolidated affiliates (note 14)	8,682	5,115

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by consolidated affiliates at December 31, 2004 and 2003)	10	10
Common stock, $1,000 par value (1,260 shares authorized at December 31, 2004 and 2003, and 1,064 shares issued and outstanding at December 31, 2004 and 2003)	1	1
Accumulated gains (losses) - net
Investment securities	2,345	1,864
Currency translation adjustments	5,104	2,566
Cash flow hedges	(1,354)	(1,593)
Minimum pension liabilities	(150)	(41)
Additional paid-in capital	12,360	12,258
Retained earnings	35,976	30,694
Total shareowner’s equity (note 16)	54,292	45,759
Total liabilities and equity	$618,504	$554,871

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” as shown in note 16, and was $5,945 million and $2,796 million at year-end 2004 and 2003, respectively.

The notes to consolidated financial statements on pages 45-87 are an integral part of this statement.

()
(44)

General Electric Capital Services, Inc. and consolidated affiliates

Statement of Cash Flows

For the years ended December 31 (In millions)	2004 (Restated) (a)	2003 (Restated) (a)	2002 (Restated) (a)

Cash flows - operating activities
Net earnings	$8,387	$7,649	$3,660
Adjustments to reconcile net earnings to cash provided from operating activities
Cumulative effect of accounting changes	-	339	1,015
Depreciation and amortization of buildings and equipment	5,852	4,679	4,312
Deferred income taxes	(1,379)	891	1,441
Decrease (increase) in inventories	(9)	(35)	62
Increase (decrease) in accounts payable	4,207	666	(880)
Increase in insurance liabilities and reserves	4,961	1,679	9,454
Provision for losses on financing receivables	3,888	3,752	3,084
All other operating activities (note 17)	220	1,828	(637)
Cash from operating activities	26,127	21,448	21,511

Cash flows - investing activities
Net increase in financing receivables (note 17)	(15,280)	(4,687)	(18,082)
Additions to buildings and equipment	(10,691)	(7,621)	(11,670)
Dispositions of buildings and equipment	5,845	4,952	6,357
Payments for principal businesses purchased	(13,888)	(10,537)	(12,618)
All other investing activities (note 17)	443	207	(15,234)
Cash used for investing activities	(33,571)	(17,686)	(51,247)

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(1,138)	(13,472)	(34,687)
Newly issued debt (maturities longer than 90 days) (note 17)	61,264	59,939	96,044
Repayments and other reductions (maturities longer
than 90 days) (note 17)	(45,538)	(43,202)	(39,225)
Dividends paid to shareowner	(3,105)	(3,435)	(1,965)
All other financing activities (note 17)	(2,945)	(237)	10,173
Cash from (used for) financing activities	8,538	(407)	30,340

Increase in cash and equivalents during year	1,094	3,355	604
Cash and equivalents at beginning of year	11,273	7,918	7,314
Cash and equivalents at end of year	$12,367	$11,273	$7,918

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(11,304)	$(10,662)	$(9,499)
Cash recovered during the year for income taxes	922	1,146	1,383

The notes to consolidated financial statements on pages 45-87 are an integral part of this statement.
(a)	Certain individual line items within cash from operating activities have been restated.

(45)

General Electric Capital Services, Inc. and consolidated affiliates

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

2005 Restatement

On May 6, 2005, we amended General Electric Capital Services, Inc.’s (GECS) Annual Report on Form 10-K for the year ended December 31, 2004, to amend and restate financial statements for the years 2004, 2003 and 2002 and for each of the quarters in the years 2004 and 2003 with respect to the accounting for certain derivatives transactions. The effect of the restatement on our statement of financial position at the end of the reported periods is immaterial and the restatement had no effect on our cash flows.

In the course of a regularly scheduled audit, our internal corporate audit staff identified errors with respect to General Electric Capital Corporation’s (GECC) use of hedge accounting for certain transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Descriptions of these errors follow:

•
The first errors were in accounting for interest rate and currency swaps at GECC that included fees paid or received at inception. These swaps related to about 14% of our overall borrowings at January 1, 2001, and about 6% of our overall borrowings at December 31, 2004. Our initial accounting viewed these fees as immaterial. In 2003, we discontinued use of such swaps, except for one immaterial transaction, but continued the previous accounting for those already in place. Because of the swap fees, however, the fair values of the swaps were not zero at inception as required by SFAS 133 and, accordingly, we were required to, but did not, test periodically for effectiveness.

•
The second errors arose from a hedge accounting position related to a portfolio of assets consolidated by GECC in July 2003 at implementation of Financial Accounting Standards Board Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This portfolio included assets equal to 2% and 1% of GE’s total assets at consolidation and at December 31, 2004, respectively. We entered into interest rate swaps in 2003 to adjust the economic yield on these newly-consolidated fixed-rate assets from a fixed to a floating rate. Adhering to our hedge documentation at the 2003 inception of these swaps, we did not perform subsequent periodic testing of their effectiveness. We determined as a result of the internal audit that the prepayment penalties in the underlying assets were not appropriately mirrored in the associated swaps, as required in order to avoid periodic testing of effectiveness under SFAS 133. Accordingly, periodic effectiveness testing was required under SFAS 133 for these swaps.

•
In the course of the internal audit, GE's internal audit staff also identified other errors under SFAS 133 with respect to other aspects of certain swaps and other derivative instruments. Adjustments to correct the accounting for these transactions also are included in our restated results of operations. We do not believe these other adjustments are material, individually or in the aggregate, to our financial position or our results of operations for any reported period.

(46)

Effects of the restatement by line item follow:

For the years ended December 31(In millions)	2004		2003		2002
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Revenues from services (note 2)	$67,936	$68,439	$62,051	$62,505	$55,403	$55,419
Interest	11,372	11,501	10,262	10,329	9,935	9,870
Earnings before income taxes and
accounting changes	9,701	10,075	9,212	9,599	4,547	4,628
Provision for income taxes (note 13)	(1,540)	(1,688)	(1,458)	(1,611)	79	47
Earnings before accounting changes	8,161	8,387	7,754	7,988	4,626	4,675
Net earnings	8,161	8,387	7,415	7,649	3,611	3,660

For the years ended December 31 (In millions)	2004		2003		2002
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Changes in
Shareowner’s Equity

Balance at January 1	$45,308	$45,759	$36,929	$37,302	$28,590	$28,766
Increase attributable to net earnings	8,161	8,387	7,415	7,649	3,611	3,660
Currency translation adjustments - net	2,544	2,538	3,421	3,359	58	53
Cash flow hedges - net	373	239	349	255	(1,186)	(1,033)
Balance at December 31	53,755	54,292	45,308	45,759	36,929	37,302

At December 31 (In millions)	2004		2003
	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Financing receivables-net (note 5)	$282,467	$282,699	$247,906	$248,114
Other assets (note 10)	72,949	72,894	63,136	63,111
Total assets	618,327	618,504	554,688	554,871

Borrowings (note 11)	361,342	360,799	320,318	319,941
Other liabilities	25,744	25,572	23,217	23,033
Deferred income taxes (note 13)	10,798	11,153	10,736	11,029
Total liabilities	555,890	555,530	504,265	503,997

Currency translation adjustments	5,183	5,104	2,639	2,566
Cash flow hedges	(1,354)	(1,354)	(1,727)	(1,593)
Retained earnings	35,360	35,976	30,304	30,694
Total shareowner’s equity (note 16)	53,755	54,292	45,308	45,759
Total liabilities and equity	618,327	618,504	554,688	554,871

()
(47)

	2004
	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)(unaudited)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Revenues from services	$16,367	$16,609	$16,405	$16,151	$16,843	$16,907	$18,321	$18,772
Interest	2,671	2,704	2,818	2,851	2,703	2,734	3,180	3,212
Earnings before income taxes
and accounting changes	2,360	2,569	2,057	1,770	2,821	2,854	2,463	2,882
Provision for income taxes	(515)	(598)	(361)	(247)	(588)	(601)	(76)	(242)
Earnings before accounting
Changes	1,845	1,971	1,696	1,523	2,233	2,253	2,387	2,640
Net earnings	1,845	1,971	1,696	1,523	2,233	2,253	2,387	2,640

	2003
	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Revenues from services	$14,380	$14,821	$15,319	$16,094	$16,480	$15,777	$15,872	$15,813
Interest	2,463	2,430	2,533	2,563	2,558	2,592	2,708	2,744
Earnings before income taxes
and accounting changes	1,990	2,464	1,899	2,644	2,884	2,147	2,439	2,344
Provision for income taxes	(320)	(507)	(297)	(592)	(677)	(386)	(164)	(126)
Earnings before accounting
changes	1,670	1,957	1,602	2,052	2,207	1,761	2,275	2,218
Net earnings	1,670	1,957	1,602	2,052	1,868	1,422	2,275	2,218

	2004
	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Financing receivables-net (note 5)	$251,892	$251,943	$252,701	$253,080	$253,315	$253,525	$282,467	$282,699
Other assets	63,105	63,082	72,239	72,205	74,955	74,910	72,949	72,894
Total assets	567,179	567,207	568,890	569,235	577,425	577,590	618,327	618,504

Borrowings	325,528	324,766	325,311	325,279	329,539	329,264	361,342	360,799
Other liabilities	22,494	22,322	23,961	23,789	23,337	23,165	25,744	25,572
Deferred income taxes	12,943	13,322	9,691	9,908	10,859	11,101	10,798	11,153
Total liabilities	513,104	512,549	514,258	514,271	519,805	519,600	555,890	555,530

Currency translation adjustments	2,587	2,512	2,414	2,334	2,298	2,217	5,183	5,104
Cash flow hedges	(1,751)	(1,609)	(1,097)	(1,028)	(1,369)	(1,281)	(1,354)	(1,354)
Retained earnings	31,769	32,285	32,003	32,346	34,014	34,377	35,360	35,976
Total shareowner’s equity	48,471	49,054	45,895	46,227	48,989	49,359	53,755	54,292
Total liabilities and equity	567,179	567,207	568,890	569,235	577,425	577,590	618,327	618,504

()
(48)

	2003
	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Financing receivables-net (note 5)	$199,709	$199,709	$213,757	$213,757	$240,495	$240,710	$247,906	$248,114
Other assets	67,638	67,628	72,956	72,928	66,256	66,230	63,136	63,111
Total assets	497,461	497,451	527,321	527,293	539,051	539,240	554,688	554,871

Borrowings	275,875	275,096	294,273	292,734	310,146	309,675	320,318	319,941
Other liabilities	18,303	18,092	19,151	18,941	19,554	19,354	23,217	23,033
Deferred income taxes	10,744	11,128	11,025	11,702	10,884	11,222	10,736	11,029
Total liabilities	453,747	453,141	479,980	478,908	491,436	491,103	504,265	503,997

Currency translation adjustments	(656)	(723)	82	13	275	206	2,639	2,566
Cash flow hedges	(2,192)	(1,972)	(3,130)	(2,910)	(1,813)	(1,669)	(1,727)	(1,593)
Retained earnings	27,825	28,268	29,268	30,161	30,212	30,659	30,304	30,694
Total shareowner’s equity	39,250	39,846	42,941	43,985	42,482	43,004	45,308	45,759
Total liabilities and equity	497,461	497,451	527,321	527,293	539,051	539,240	554,688	554,871

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

In 2004 and 2003, as we describe on page 53, we consolidated certain non-affiliates, including certain special purpose entities (SPEs) and investments previously considered associated companies, because of new accounting requirements that became effective in each of those years.

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

()
(49)

Revenues from services (earned income)

We use the interest method to recognize income on all loans. Interest on time sales and loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. We recognize interest income on nonearning loans either as cash is collected or on a cost-recovery basis as con-ditions warrant. We resume accruing interest on nonearning, non-restructured Commercial Finance loans only when (a) payments are brought current according to the loan’s original terms and (b) future payments are reasonably assured. When we agree to restructured terms with the borrower, we resume accruing interest only when reasonably assured that we will recover full contractual payments, and such loans pass underwriting reviews equivalent to those applied to new loans. We resume accruing interest on nonearning Consumer Finance loans upon receipt of the third consecutive minimum monthly payment or the equivalent. Specific limits for each type of loan restrict the number of times any particular delinquent loan may be categorized as non-delinquent and interest accrual resumed.

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

See page 51 for a discussion of income from investment and insurance activities.

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

()
(50)

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

The first step in establishing our quarterly allowances for losses on larger balance non-homogenous commercial and equipment loans and leases is to survey the entire portfolio for potential specific credit or collection issues indicating an impairment. This survey first considers the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. Our risk function routinely receives financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives - for example, for real estate loans, relevant markets are local; for aircraft loans, relevant markets are global. Our risk function reports to senior management its evaluation of any balances that it has identified as impaired, and we make allowances based on our evaluation of all available information, including expected future cash flows, fair value of collateral net of disposal costs and the secondary market value of the financing receivables. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is prepared by each line of business every quarter and reviewed by senior management. Within each business unit, portfolio level modeling is applied where deemed appropriate, for example, by collateral type. As a result, several different statistical analyses requiring judgment are employed as part of this process. These analyses include consideration of historical and projected default rate and loss severity.

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

()
(51)

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

()
(52)

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

()
(53)

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

We adopted FIN 46, Consolidation of Variable Interest Entities, on July 1, 2003, and for the first time consolidated certain special purpose entities. In total, transition resulted in a $339 million after-tax accounting charge to our third quarter 2003 net earnings, which is reported in the caption “Cumulative effect of accounting changes.”

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

()
(54)

Note 2. Revenues from Services

(In millions)	2004 (Restated)		2003 (Restated)	2002 (Restated)

Interest on time sales and loans	$18,956		$17,196	$14,068
Premiums earned by insurance businesses	16,126		18,661	16,484
Operating lease rentals	10,744	(a)	7,199	6,879
Investment income	6,764		6,489	5,570
Financing leases	4,160		4,206	4,441
Fees	3,860		3,162	2,943
Other income	7,829	(b)	5,592	5,034
Total(c)	$68,439		$62,505	$55,419

(a)	Included $2,593 million relating to the consolidation of Penske.
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

()
(55)

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

()
(56)

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

Securities in an unrealized loss position for 12 months or more at December 31, 2004 and 2003, included investment securities collateralized by commercial aircraft, primarily Enhanced Equipment Trust Certificates, with unrealized losses of $291 million and $355 million, respectively, and estimated fair values of $941 million and $1,072 million, respectively. We review all of our investment securities routinely for other than temporary impairment as described on page 51. In accordance with that policy, we provide for all amounts that we do not expect either to collect in accordance with the contractual terms of the instruments or to recover based on underlying collateral values. For our securities collateralized by commercial aircraft, that review includes our best estimates of the securities' cash flows, underlying collateral values, and assessment of whether the borrower is in compliance with terms and conditions. We believe that our securities, which are current on all payment terms, are in an unrealized loss position because of ongoing negative market reaction to commercial airline industry difficulties. We do not anticipate changes in the timing and amount of estimated cash flows and we expect full recovery of our amortized cost. Should our cash flow expectation prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at December 31, 2004.

()
(57)

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

Note 5. Financing Receivables (investments in time sales, loans and financing leases) (Restated)

December 31 (In millions)	2004	2003

Time sales and loans, net of deferred income	$220,593	$189,050
Investment in financing leases, net of deferred income	67,754	65,320
	288,347	254,370
Less allowance for losses (note 6)	(5,648)	(6,256)
Financing receivables - net	$282,699	$248,114

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

December 31 (In millions)	2004	2003

Time sales and loans, net of deferred income	$20,728	$18,258
Investment in financing leases, net of deferred income	2,125	3,827
	22,853	22,085
Less allowance for losses	(5)	-
Financing receivables - net	$22,848	$22,085

()
(58)

Details by segment follow.

December 31 (In millions)	2004	2003

Commercial Finance
Equipment	$74,970	$68,085
Commercial and industrial	36,443	35,035
Real estate	20,470	20,171
Commercial aircraft	13,562	12,424
	145,445	135,715

Consumer Finance
Non-U.S. residential mortgages	42,201	19,593
Non-U.S. installment and revolving credit	33,889	31,954
Non-U.S. auto	23,517	20,729
U.S. installment and revolving credit	21,385	16,545
Other	6,771	5,856
	127,763	94,677

Equipment & Other Services	15,139	23,978
	288,347	254,370
Less allowance for losses	(5,648)	(6,256)
Total	$282,699	$248,114

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

()
(59)

Net Investment in Financing Leases

	Total financing leases		Direct financing leases		Leveraged leases
December 31 (In millions)	2004	2003	2004	2003	2004	2003

Total minimum lease payments
receivable	$91,840	$91,592	$63,733	$62,121	$28,107	$29,471
Less principal and interest on
third-party nonrecourse debt	(20,992)	(22,144)	-	-	(20,992)	(22,144)
Net rentals receivable	70,848	69,448	63,733	62,121	7,115	7,327
Estimated unguaranteed residual
value of leased assets	10,323	9,747	6,898	6,072	3,425	3,675
Less deferred income	(13,417)	(13,875)	(9,966)	(10,099)	(3,451)	(3,776)
Investment in financing leases,
net of deferred income	67,754	65,320	60,665	58,094	7,089	7,226
Less amounts to arrive at net
investment
Allowance for losses	(1,090)	(830)	(903)	(734)	(187)	(96)
Deferred taxes	(9,767)	(10,250)	(5,099)	(5,793)	(4,668)	(4,457)
Net investment in financing leases	$56,897	$54,240	$54,663	$51,567	$2,234	$2,673

Contractual Maturities

(In millions)	Total time sales and loans	Net rentals receivable

Due in
2005	$66,085	$17,767
2006	31,394	14,595
2007	25,461	10,900
2008	13,770	7,908
2009	13,796	5,097
2010 and later	70,087	14,581
Total	$220,593	$70,848

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

()
(60)

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

()
(61)

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

()
(62)

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

()
(63)

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

()
(64)

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

()
(65)

Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

The estimated percentage of the December 31, 2004, net PVFP balance to be amortized over each of the next five years follows.

2005	2006	2007	2008	2009

8.9%	8.3%	7.2%	6.3%	5.3%

Note 10. Other Assets

December 31 (In millions)	2004 (Restated)	2003 (Restated)

Investments
Associated companies(a)	$11,048	$13,218
Real estate(b)	19,190	15,573
Assets held for sale(c)	6,501	1,856
Securities lending transactions	3,202	3,026
Other(d)	6,699	6,263
	46,640	39,936

Separate accounts	8,959	8,316
Deferred acquisition costs	8,180	7,879
Derivative instruments(e)	3,038	1,888
Other	6,077	5,092
Total(f)	$72,894	$63,111

(a)	Included advances to associated companies, which are non-controlled, non-consolidated equity investments.
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

()
(66)

Note 11. Borrowings (Restated)

Short-Term Borrowings

	2004			2003
December 31 (Dollars in millions)	Amount	Average rate	(a)	Amount	Average rate	(a)

Commercial paper
U.S.
Unsecured	$62,694	2.24%		$65,536	1.11%
Asset-backed(b)	13,842	2.17		21,998	1.12
Non-U.S.	20,835	2.96		15,062	2.93
Current portion of long-term debt(c)	37,530	4.22		38,338	3.37
Other	19,890			14,505
Total	$154,791			$155,439

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)	Entirely obligations of consolidated, liquidating securitization entities. See note 20.
(c)	Included short-term borrowings by consolidated, liquidating securitization entities of $756 million and $482 million at December 31, 2004 and 2003, respectively.

Long-Term Borrowings

	2004
December 31 (Dollars in millions)	Average rate	(a)	Maturities	2004	2003

Senior notes
Unsecured	3.87%		2006-2055	$179,692	$148,701
Asset-backed(b)	4.15		2006-2035	10,939	1,948
Extendible notes(c)	2.40		2007-2009	14,258	12,591
Subordinated notes(d)	7.44		2006-2035	1,119	1,262
Total				$206,008	$164,502

(a)				Based on year-end balances and year-end local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b)				Asset-backed senior notes are all issued by consolidated, liquidating securitization entities as discussed in note 20. The amount related to AFIG, a 2004 acquisition, was $9,769 million.
(c)				Included obligations of consolidated, liquidating securitization entities in the amount of $267 million and $362 million at December 31, 2004 and 2003, respectively.
(d)				At year-end 2004 and 2003, $1.0 billion of subordinated notes were guaranteed by GE.

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in note 19.

()
(67)

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Restated long-term debt maturities, including borrowings from GE, over the next five years follow.

(In millions)	2005		2006		2007	2008	2009

	$37,530	(a)	$53,960	(b)	$28,990	$21,001	$26,602

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

Effective Borrowings (Including Swaps)

	2004		2003
December 31 (Dollars in millions)	Amount	Average rate	Amount

Short-term(a)	$91,253	2.52%	$88,499
Long-term (including current portion)
Fixed rate(b)	$157,703	4.58%	$137,901
Floating rate	111,843	3.12	93,541
Total long-term	$269,546		$231,442

(a)	Included commercial paper and other short-term debt.
(b)
Included fixed-rate borrowings and $24.1 billion ($28.2 billion in 2003) notional long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 2004, interest rate swap maturities ranged from 2005 to 2048, including swap maturities for hedges of commercial paper that ranged from 2005 to 2024. The use of commercial paper swaps allows us to match our actual asset profile more efficiently and provides more flexibility as it does not depend on investor demand for particular maturities.

()
(68)

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

()
(69)

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

()
(70)

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

Note 13. Income Taxes (Restated)

The provision for income taxes is summarized in the following table.

(In millions)	2004	2003	2002

Current tax expense (benefit)	$3,067	$720	$(1,488)
Deferred tax expense (benefit) from temporary differences	(1,379)	891	1,441
	$1,688	$1,611	$(47)

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return.

Current tax expense (benefit) includes amounts applicable to U.S. federal income taxes of $893 million, ($56) million and ($1,881) million in 2004, 2003 and 2002, respectively, and amounts applicable to non-U.S. jurisdictions of $2,152 million, $744 million and $407 million in 2004, 2003 and 2002, respectively. Deferred taxes related to U.S. federal income taxes was income of $1,890 million in 2004 compared with expense of $380 million and $997 million in 2003 and 2002, respectively.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

()
(71)

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

U.S. income before taxes and the cumulative effect of accounting changes was $2.2 billion in 2004, $3.3 billion in 2003 and negative $0.3 billion in 2002. The corresponding amounts for non-U.S.-based operations were $7.9 billion in 2004, $6.3 billion in 2003 and $4.9 billion in 2002.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2004	2003	2002

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
Tax-exempt income	(1.9)	(2.3)	(5.0)
Tax on global activities including exports	(14.1)	(10.3)	(22.1)
Kidder Peabody tax settlement	-	-	(3.6)
Insurance tax settlement	-	-	(3.3)
Fuels credits	(1.3)	(1.2)	(3.0)
Sale of ERC Life Reinsurance Corporation	-	(2.3)	-
All other - net	(0.9)	(2.1)	1.0
	(18.2)	(18.2)	(36.0)
Actual income tax rate	16.8%	16.8%	(1.0)%

()
(72)

Principal components of our net liability representing deferred income tax balances are as follows:

December 31 (In millions)	2004	2003

Assets
Allowance for losses	$2,208	$2,036
Insurance reserves	1,184	1,109
Cash flow hedges	909	947
AMT credit carryforward	203	351
Other - net	4,076	5,489
Total deferred income tax assets	8,580	9,932

Liabilities
Financing leases	9,767	10,250
Operating leases	3,716	3,523
Deferred acquisition costs	1,567	1,501
Other - net	4,683	5,687
Total deferred income tax liabilities	19,733	20,961

Net deferred income tax liability	$11,153	$11,029

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

()
(73)

At December 31, 2004 and 2003, the aggregate statutory capital and surplus of the insurance businesses totaled $19.4 billion and $15.9 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

Note 16. Shareowner’s Equity

(In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)

Total shareowner’s equity at December 31	$54,292	$45,759	$37,302

Cumulative preferred stock issued	$10	$10	$10

Common stock issued	$1	$1	$1

Accumulated nonowner changes other than earnings
Balance at January 1	$2,796	$(1,450)	$(2,009)
Investment securities - net of deferred taxes of $537, $566
and $916	746	916	1,757
Currency translation adjustments - net of deferred taxes
of $(1,263), $(1,323) and $28	2,538	3,355	53
Cash flow hedges - net of deferred taxes
of $(241), $(416) and $(697)	(339)	(775)	(1,873)
Minimum pension liabilities - net of deferred taxes
of $(42), $(9) and $(14)	(109)	(19)	(22)
Reclassification adjustments
Investment securities - net of deferred taxes of $(142),
$(143) and $(105)	(265)	(265)	(196)
Currency translation adjustments	-	4	-
Cash flow hedges - net of deferred taxes
of $312, $577 and $153	578	1,030	840
Balance at December 31	$5,945	$2,796	$(1,450)

Additional paid-in capital
Balance at January 1	$12,258	$12,261	$5,979
Contributions(a)	102	(3)	6,282
Balance at December 31	$12,360	$12,258	$12,261

Retained earnings
Balance at January 1	$30,694	$26,480	$24,785
Net earnings	8,387	7,649	3,660
Dividends(a)	(3,105)	(3,435)	(1,965)
Balance at December 31	$35,976	$30,694	$26,480

(a)	Total dividends and other transactions with the shareowner reduced equity by $3,003 million and $3,438 million in 2004 and 2003, respectively, and increased equity by $4,317 million in 2002.

Our outstanding preferred stock amounted to $510 million at December 31, 2004, all of which was held by consolidated affiliates with the exception of $10 million of such shares, which were dividended to GE Company in 1994. All other equity is owned entirely by GE Company and an affiliate.

()
(74)

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

()
(75)

Certain supplemental information related to our cash flows is shown below.

For the years ended December 31 (In millions)	2004	2003	2002

All other operating activities
Proceeds from assets held for sale	$84	$1,168	$25
Amortization of intangible assets	800	947	1,558
Realized gains on sale of investment securities	(407)	(408)	(301)
Other(a)	(257)	121	(1,919)
	$220	$1,828	$(637)

Net increase in financing receivables
Increase in loans to customers	$(342,357)	$(263,815)	$(209,431)
Principal collections from customers - loans	305,846	238,518	185,329
Investment in equipment for financing leases	(22,649)	(22,825)	(19,828)
Principal collections from customers - financing leases	19,715	18,909	15,305
Net change in credit card receivables	(7,322)	(11,483)	(19,108)
Sales of financing receivables	31,487	36,009	29,651
	$(15,280)	$(4,687)	$(18,082)

All other investing activities
Purchases of securities by insurance and annuity businesses	$(34,164)	$(50,127)	$(64,721)
Dispositions and maturities of securities by insurance and annuity
businesses	32,668	43,720	54,423
Proceeds from principal business dispositions	472	3,337	-
Other	1,467	3,277	(4,936)
	$443	$207	$(15,234)

Newly issued debt having maturities longer than 90 days
Short-term (91 to 365 days)	$1,504	$1,576	$1,796
Long-term (longer than one year)	59,198	57,572	93,026
Proceeds - nonrecourse, leveraged lease	562	791	1,222
	$61,264	$59,939	$96,044

Repayments and other reductions of debt having maturities longer than 90 days
Short-term (91 to 365 days)	$(41,443)	$(38,756)	$(32,950)
Long-term (longer than one year)	(3,443)	(3,664)	(5,936)
Principal payments - nonrecourse, leveraged lease	(652)	(782)	(339)
	$(45,538)	$(43,202)	$(39,225)

All other financing activities
Proceeds from sales of investment contracts	$18,103	$9,319	$7,894
Redemption of investment contracts	(21,048)	(9,556)	(6,834)
Capital contributions from GE	-	-	6,300
Cash received upon assumption of insurance liabilities	-	-	2,813
	$(2,945)	$(237)	$10,173

(a)	As restated.
Note 18. Operating Segments

Our operating businesses are organized based on the nature of products and services provided. Segment accounting policies are the same as described in note 1.

Details of total revenues and earnings before accounting changes by operating segment can be found on page 20 of this report. Other specific information is provided as follows.

For the years ended December 31 (In millions)	Total revenues			Intersegment revenues			External revenues
	2004 (Restated)	2003 (Restated)	2002 (Restated)	2004	2003	2002	2004 (Restated)	2003 (Restated)	2002 (Restated)

Commercial Finance	$23,489	$20,813	$19,592	$279	$195	$128	$23,210	$20,618	$19,464
Consumer Finance	15,734	12,845	10,266	33	23	12	15,701	12,822	10,254
Equipment &
Other Services	8,986	4,881	5,561	(354)	(241)	(142)	9,340	5,122	5,703
Insurance	23,070	26,194	23,296	42	23	2	23,028	26,171	23,294
Total	$71,279	$64,733	$58,715	$-	$-	$-	$71,279	$64,733	$58,715

	Depreciation and amortization			Provision for income taxes
For the years ended December 31 (In millions)	2004	2003	2002	2004 (Restated)	2003 (Restated)	2002 (Restated)

Commercial Finance	$3,827	$3,466	$3,133	$1,145	$846	$800
Consumer Finance	334	276	232	449	458	527
Equipment & Other Services	1,995	1,126	1,034	(20)	(621)	(698)
Insurance	411	583	469	114	928	(676)
Total	$6,567	$5,451	$4,868	$1,688	$1,611	$(47)

	Interest on time sales and loans			Interest expense
For the years ended December 31 (In millions)	2004	2003	2002	2004 (Restated)		2003 (Restated)		2002 (Restated)

Commercial Finance	$6,000	$5,669	$5,260	$6,083		$5,789		$5,979
Consumer Finance	11,856	10,454	8,254	3,564		2,696		2,143
Equipment & Other Services	699	578	109	1,394	(a)	1,313	(a)	1,267
Insurance	401	495	445	460		531		481
Total	$18,956	$17,196	$14,068	$11,501		$10,329		$9,870

()
(76)

	Assets At December 31			Buildings and equipment additions(b) For the years ended December 31
(In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2004	2003	2002

Commercial Finance(c)	$232,123	$214,125	$202,571	$7,582	$7,405	$8,999
Consumer Finance(c)	151,255	106,530	76,965	217	191	221
Equipment & Other Services(c)	55,921	64,172	27,987	3,215	1,148	2,417
Insurance	179,205	170,044	182,297	23	35	71
Total	$618,504	$554,871	$489,820	$11,037	$8,779	$11,708

(a)	Included $529 million in 2004 and $393 million in 2003 related to consolidated, liquidating securitization entities.
(b)	Additions to buildings and equipment include amounts relating to principal businesses purchased.
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

Restated revenues originating from operations based in the United States were $41,879 million, $36,896 million and $34,357 million in 2004, 2003 and 2002, respectively. Revenues originating from operations based outside the United States were $29,400 million, $27,837 million and $24,358 million in 2004, 2003 and 2002, respectively.

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

()
(77)

Cash flow hedges

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. Variability can appear in floating rate assets, floating rate liabilities or from certain types of forecasted transactions, and can arise from changes in interest rates or currency exchange rates. For example, we often borrow at a variable rate of interest to fund our businesses. If Commercial Finance needs the funds to make a floating rate loan, there is no exposure to interest rate changes, and no hedge is necessary. However, upon making a fixed rate loan, we will contractually commit to pay a fixed rate of interest to a counterparty who will pay us a variable rate of interest (an “interest rate swap”). We then designate this swap as a cash flow hedge of the associated variable-rate borrowing. If, as expected, the derivative is perfectly effective in offsetting variable interest in the borrowing, we record changes in its fair value in a separate component in equity, then release those changes to earnings contemporaneously with the earnings effects of the hedged item. Further information about hedge effectiveness is provided on page 79.

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

At December 31, 2004, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $1,354 million, of which we expect to transfer $452 million to earnings in 2005 along with the earnings effects of the related forecasted transactions. At December 31, 2004, the amount of unrecognized losses related to cash flow hedges of short-term borrowings was $1,823 million. In 2004, there were no forecasted transactions that failed to occur. At December 31, 2004, the maximum term of derivative instruments that hedge forecasted transactions was 23 years and related to hedges of anticipated bond purchases in the Insurance business.

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

We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effects of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed-rate borrowings and certain types of fixed rate assets. Fair value adjustments increased the carrying amount of debt outstanding at December 31, 2004, by $1,739 million. We use equity options to hedge price changes in investment securities.

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

()
(78)

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

Counterparty credit risk

The risk that counterparties to derivative contracts will default and not make payments to us according to the terms of the agreements is counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that we net exposures on transactions by counterparty where legal right of offset exists to determine the amount of exposure to each counterparty. When a counterparty exceeds credit exposure limits (see table on page 80), as measured by current market value of the derivative contract, no additional transactions are permitted to be executed until the exposure with that counterparty is reduced to an amount that is within the established limits. Swaps are required to be executed under master agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

()
(79)

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

The following tables illustrate our policy relating to exposure limits to counterparties.

Counterparty Credit Criteria

Credit rating
	Moody’s	S&P

Foreign exchange forwards and other derivatives less than one year	P-1	A-1
All derivatives between one and five years	Aa3(a)	AA-(a)
All derivatives greater than five years	Aaa(a)	AAA(a)

(a)	Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement must have a minimum A3/A- rating.

Exposure Limits

(In millions)	Exposure
		Greater than one year
	Less than one year	With collateral	Without collateral
Minimum rating
Aaa/AAA	$150	$100	$75
Aa3/AA-	150	50	50
A3/A-	150	5	Not allowed

()
(80)

Financial Instruments

	2004				2003
			Assets (liabilities)				Assets (liabilities)
December 31 (In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value
Assets
Time sales and loans(f)	$	(a)	$216,035	$217,155	$	(a)	$183,624	$183,169
Other commercial and
residential mortgages		(a)	11,213	11,402		(a)	8,759	9,085
Other financial instruments		(a)	3,206	3,420		(a)	2,701	2,701
Liabilities
Borrowings(b)(c)(f)		(a)	(360,799)	(370,946)		(a)	(319,941)	(331,227)
Investment contract benefits		(a)	(35,312)	(35,337)		(a)	(34,224)	(34,035)
Insurance - financial
guarantees and credit
life(d)		223,299	(3,582)	(3,582)		171,338	(3,935)	(3,935)
Other firm commitments
Ordinary course of business
lending commitments
Fixed rate		2,503	-	-		2,158	-	-
Variable rate		8,156	-	-		8,923	-	-
Unused revolving credit
lines(e)
Commercial
Fixed rate		1,210	-	-		896	-	-
Variable rate		21,411	-	-		15,953	-	-
Consumer - principally
credit cards
Fixed rate		141,965	-	-		107,892	-	-
Variable rate		200,219	-	-		131,106	-	-

(a)			These financial instruments do not have notional amounts.
(b)			Included effects of interest rate swaps and cross currency swaps.
(c)			See note 11.
(d)			See note 12.
(e)			Excluded inventory financing arrangements, which may be withdrawn at our option, of $8.9 billion and $4.2 billion as of December 31, 2004 and 2003, respectively.
(f)			As restated.

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

()
(81)

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

()
(82)

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

December 31 (In millions)	2004 (Restated)	2003 (Restated)

Receivables secured by:
Equipment	$13,941	$15,638
Commercial real estate	15,747	16,899
Residential real estate - AFIG	9,094	-
Other assets	11,723	9,114
Credit card receivables	7,075	8,581
Total securitized assets	$57,580	$50,232

December 31 (In millions)	2004 (Restated)	2003 (Restated)

Off-balance sheet(a)(b)	$30,835	$23,561
On-balance sheet - AFIG	9,094	-
On-balance sheet - other(c)	17,651	26,671
Total securitized assets	$57,580	$50,232

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

()
(83)

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Statement of Financial Position.

December 31 (In millions)	2004 (Restated)	2003 (Restated)

Investment securities	$1,147	$1,566
Financing receivables - net (note 5)(a)	22,848	22,085
Other assets	2,408	2,352
Other, principally insurance receivables	342	668
Total	$26,745	$26,671

(a)	Included $9,094 million related to AFIG.

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

(84)

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

(85)

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

(86)

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

Note 22. Quarterly Information (Unaudited)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)

Total revenues	$17,185	$15,308	$16,879	$16,662	$17,613	$16,304	$19,602	$16,459
Earnings before income taxes	2,569	2,464	1,770	2,644	2,854	2,147	2,882	2,344
Provision for income taxes	(598)	(507)	(247)	(592)	(601)	(386)	(242)	(126)
Earnings before accounting
changes	1,971	1,957	1,523	2,052	2,253	1,761	2,640	2,218
Cumulative effect of
accounting changes	-	-	-	-	-	(339)	-	-
Net earnings	$1,971	$1,957	$1,523	$2,052	$2,253	$1,422	$2,640	$2,218

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(87)

Not applicable.

Item 9A. Controls and Procedures

(a) Restatement.

In the course of a regularly scheduled audit, our internal corporate audit staff identified errors with respect to GECC’s use of hedge accounting for certain transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Descriptions of these errors follow:

•
The first errors were in accounting for interest rate and currency swaps at GECC that included fees paid or received at inception. These swaps related to about 14% of our overall borrowings at January 1, 2001, and about 6% of our overall borrowings at December 31, 2004. Our initial accounting viewed these fees as immaterial. KPMG LLP, our independent registered public accounting firm, reviewed this initial accounting in connection with their 2001 audit. In 2003, we discontinued use of such swaps, except for one immaterial transaction, but continued the previous accounting for those already in place. Because of the swap fees, however, the fair values of the swaps were not zero at inception as required by SFAS 133 and, accordingly, we were required to, but did not, test periodically for effectiveness.

•
The second errors arose from a hedge accounting position related to a portfolio of assets consolidated by GECC in July 2003 at implementation of Financial Accounting Standards Board Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. This portfolio included assets equal to 2% and 1% of GE’s total assets at consolidation and at December 31, 2004, respectively. We entered into interest rate swaps in 2003 to adjust the economic yield on these newly-consolidated fixed-rate assets from a fixed to a floating rate. Adhering to our hedge documentation at the 2003 inception of these swaps, we did not perform subsequent periodic testing of their effectiveness. We determined as a result of the internal audit that the prepayment penalties in the underlying assets, which penalties had not been identified by us or KPMG LLP at implementation, were not appropriately mirrored in the associated swaps, as required in order to avoid periodic testing of effectiveness under SFAS 133. Accordingly, periodic effectiveness testing was required under SFAS 133 for these swaps.

•
In the course of the internal audit, GE's internal audit staff also identified other errors under SFAS 133 with respect to other aspects of certain swaps and other derivative instruments. Adjustments to correct the accounting for these transactions also are included in our restated results of operations. We do not believe these other adjustments are material, individually or in the aggregate, to our financial position or our results of operations for any reported period.

During its audit, the internal audit staff reported its findings to GE and GECS management, to KPMG LLP and to the Audit Committee of the Board of Directors of GE. After initial discussions with the Audit Committee, GE and GECS management reviewed these matters in further detail, and after completing its analysis on May 5, 2005, recommended to the Audit Committee that previously reported financial results be restated to reflect correction of these errors. The Audit Committee agreed with this recommendation. Pursuant to the recommendation of the Audit Committee, the Board of Directors of GE and the Board of Directors of GECS determined at their respective meetings on May 5, 2005, that previously reported results for GECS be restated to eliminate hedge accounting for these swaps, and, in light of the restatement, that the financial statements and other information referred to above should no longer be relied upon.

(88)

Previously reported results for GE, GECS and GECC have been restated to eliminate hedge accounting for these swaps.

(b) Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of our Chairman and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified the following material weakness in our internal control over financial reporting with respect to accounting for hedge transactions:

•	a failure to ensure the correct application of SFAS 133 when certain derivative transactions were entered into at GECC prior to August 2003 and failure to correct that error subsequently.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2004, or March 31, 2005.

(c) Remediation of Material Weakness in Internal Control

We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivatives transactions. The remedial actions included:

•
improving training, education and accounting reviews designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133; and

•	retesting our internal financial controls with respect to the types of hedging transactions affected by the restatement to ensure compliance with SFAS 133.

In connection with this amended Form 10-K, under the direction of our Chairman and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

(d) Management’s Annual Report on Internal Control Over Financial Reporting (as restated)

The management of General Electric Capital Services, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chairman and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

()
(89)

In the company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 1, 2005, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Subsequently, management identified the following material weakness in internal control over financial reporting with respect to accounting for hedge transactions:

•	a failure to ensure the correct application of SFAS 133 when certain derivative transactions were entered into at GECC prior to August 2003 and failure to correct that error subsequently.

This material weakness has caused us to amend our Annual Report on Form 10-K for the year ended December 31, 2004, in order to restate the financial statements for the years ended December 31, 2004, 2003 and 2002 and to restate financial information for the year ended December 31, 2001 and each of the quarters in 2003 and 2004.

Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2004.

General Electric Capital Services, Inc.’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s revised assessment of our internal control over financial reporting as of December 31, 2004. This audit report follows.

/s/ Dennis D. Dammerman	/s/ James A. Parke
Dennis D. Dammerman Chairman of the Board	James A. Parke Vice Chairman and Chief Financial Officer

May 5, 2005

(e) Report of Independent Registered Public Accounting Firm

To the Board of Directors

General Electric Capital Services, Inc.:

We have audited management’s restated assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as restated) that General Electric Capital Services, Inc. and consolidated affiliates (“GECS”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECS’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of GECS’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such

()
(90)

other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its revised assessment the following material weakness as of December 31, 2004: a failure to ensure the correct application of Statement of Financial Accounting Standard No. 133 when certain derivative transactions were entered into at General Electric Capital Corporation prior to August 2003 and failure to correct that error subsequently. This material weakness resulted in restatements of the Company's previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the financial information for each of the quarters in 2004 and 2003.

As stated in the fourth paragraph of Management’s Annual Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of GECS’ internal control over financial reporting has been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of General Electric Capital Services, Inc. and consolidated affiliates as of December 31, 2004 and 2003, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2004 and related schedules. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements and schedules (as restated), and this report does not affect our report dated February 11, 2005, except as to the restatement discussed in note 1 to the consolidated financial statements, which is as of May 5, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that GECS did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, GECS

()
(91)

did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/ KPMG LLP
Stamford, Connecticut

February 11, 2005, except as to the fourth paragraph of Management’s Annual Report on Internal Control over Financial Reporting (as restated), which is as of May 5, 2005

Item 9B. Other Information

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

In the above table, in accordance with the SEC’s definitions and rules, “Audit fees” are fees we paid KPMG for professional services for the audit of our annual financial statements included in Form 10-K and review of financial statements included in the Form 10-Qs; for the audit of our internal control over financial reporting with

()
(92)

the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects; for the attestation of management’s report on the effectiveness of internal control over financial reporting; and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements and internal control over financial reporting, including services in connection with assisting the company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations; “Tax fees” are fees for tax compliance, tax advice and tax planning; and “All other fees” are fees for any services not included in the first three categories.

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

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2004 (pages 23 through 129) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

(a) 2.	Financial Statement Schedules

	Schedule I	Condensed financial information of registrant.

	Schedule V	Supplemental information concerning property and casualty insurance operations.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

()
(93)

(a) 3.	Exhibit Index

The exhibits listed below, as part of Form 10-K/A, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the Securities and Exchange Commission.

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

()
(94)

4 (f)
Fifth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and JPMorgan Chase Bank, N.A., J.P. Morgan Bank Luxembourg, S.A. and J.P. Morgan Bank (Ireland) p.l.c. dated as of May 21, 2004 (Incorporated by reference to Exhibit 4(f) to GECS’ Form 10-K Report for the year ended December 31, 2004.)

4 (g)	Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4 (h)	Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference Exhibit 4(n) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4 (i)	Form of Euro Medium-Term Note and Debt Security - Permanent Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(i) to GECS’ Form 10-K Report for the year ended December 31, 2004).

4 (j)	Form of Euro Medium-Term Note and Debt Security - Permanent Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(j) to GECS’ Form 10-K Report for the year ended December 31, 2004).

4 (k)	Form of Euro Medium-Term Note and Debt Security - Temporary Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(k) to GECS’ Form 10-K Report for the year ended December 31, 2004).

4 (l)	Form of Euro Medium-Term Note and Debt Security - Temporary Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(l) to GECS’ Form 10-K Report for the year ended December 31, 2004).

4 (m)	Form of Euro Medium-Term Note and Debt Security - Definitive Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(m) to GECS’ Form 10-K Report for the year ended December 31, 2004).

4 (n)	Form of Euro Medium-Term Note and Debt Security - Definitive Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(n) to GECS’ Form 10-K Report for the year ended December 31, 2004).

4 (o)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed (Incorporated by reference to Exhibit 4(o) to GECS’ Form 10-K Report for the year ended December 31, 2004).

()
(95)

12 (a)	Computation of Ratio of Earnings to Fixed Charges.*

12 (b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

23 (ii)	Consent of KPMG LLP.*

24	Power of Attorney (Incorporated by reference to Exhibit 24 to GECS’ Form 10-K Report for the year ended December 31, 2004).

31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification Pursuant to 18 U.S.C. Section 1350.*

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

()
(96)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant

General Electric Capital Services, Inc.

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2004 (Restated)	2003 (Restated)	2002 (Restated)

Revenues	$109	$(47)	$28

Expenses
Interest	212	183	231
Operating and administrative	174	112	349
Total expenses	386	295	580

Loss before income taxes and equity in earnings of affiliates	(277)	(342)	(552)
Income tax benefit	45	79	145
Equity in earnings of affiliates	8,619	8,251	5,082
Cumulative effect of accounting changes	-	(339)	(1,015)

Net earnings	8,387	7,649	3,660
Dividends	(3,105)	(3,435)	(1,965)
Retained earnings at January 1	30,694	26,480	24,785

Retained earnings at December 31	$35,976	$30,694	$26,480

The notes to condensed financial statements on page 100 are an integral part of these statements.

()
(97)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant - (Continued)

General Electric Capital Services, Inc.

Condensed Statement of Financial Position

At December 31 (In millions)	2004 (Restated)	2003 (Restated)

Assets
Cash and equivalents	$45	$525
Investment in and advances to affiliates	62,375	52,858
Other assets	517	379
Total assets	$62,937	$53,762

Liabilities and equity
Borrowings	$7,756	$7,257
Other liabilities	389	246
Total liabilities	8,145	7,503

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by consolidated affiliates at December 31, 2004 and 2003)	510	510
Common stock, $1,000 par value (1,260 shares authorized at December 31, 2004 and 2003, and 1,064 shares issued and outstanding at December 31, 2004 and 2003)	1	1
Accumulated gains (losses) - net
Investment securities	2,345	1,864
Currency translation adjustments	5,104	2,566
Cash flow hedges	(1,354)	(1,593)
Minimum pension liabilities	(150)	(41)
Additional paid-in capital	12,360	12,258
Retained earnings	35,976	30,694
Total shareowner’s equity	54,792	46,259
Total liabilities and equity	$62,937	$53,762

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $5,945 million and $2,796 million at year-end 2004 and 2003, respectively.

The notes to condensed financial statements on page 100 are an integral part of these statements.

()
(98)

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

The notes to condensed financial statements on page 100 are an integral part of these statements.

()
(99)

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

()
(100)

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

()
(101)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Electric Capital Services, Inc.

May 6, 2005	By: /s/ Dennis D. Dammerman
(Dennis D. Dammerman)
Chairman of the Board

()
(102)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	Dennis D. Dammerman*	Chairman of the Board	May 6, 2005
(Principal Executive Officer)

	James A. Parke*	Vice Chairman and	May 6, 2005
Chief Financial Officer (Principal Financial Officer)

	/s/ Philip D. Ameen	Senior Vice President and Controller	May 6, 2005
	Philip D. Ameen	(Principal Accounting Officer)

	CHARLES E. ALEXANDER*	Director
	DAVID L. CALHOUN*	Director
	JAMES A. COLICA*	Director
	PAMELA DALEY*	Director
	DENNIS D. DAMMERMAN*	Director
	BRACKETT B. DENNISTON*	Director
	ARTHUR H. HARPER*	Director
	JEFFREY R. IMMELT*	Director
	JOHN H. MYERS*	Director
	MICHAEL A. NEAL*	Director
	DAVID R. NISSEN*	Director
	JAMES A. PARKE*	Director
	RONALD R. PRESSMAN*	Director
	JOHN M. SAMUELS*	Director
	KEITH S. SHERIN*	Director
	ROBERT C. WRIGHT*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Philip D. Ameen		May 6, 2005
(Philip D. Ameen) Attorney-in-fact