Form 10-Q
period 2005-03-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2005-05-06
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(Registrant’s telephone number, including area code) (203) 357-4000

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At May 6, 2005, 1,064 shares of voting common stock, which constitutes all of the outstanding common equity, with a par value of $1,000 per share were outstanding.

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

2005 Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we have restated our financial statements and other information.

For further discussion of the effects of the 2005 restatement see Part 1, Item 1. Financial Statements, note 1 of Notes to Condensed, Consolidated Financial Statements (Unaudited), Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition and Item 4. Controls and Procedures.

(2)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)

	Three months ended
	March 31
(In millions)	2005	2004 (Restated)

Revenues
Revenues from services (note 3)	$18,307	$16,609
Sales of goods	674	576

Total revenues	18,981	17,185

Costs and expenses
Interest	3,520	2,704
Operating and administrative	5,268	5,296
Cost of goods sold	635	551
Insurance losses and policyholder and annuity benefits	4,059	3,624
Provision for losses on financing receivables	902	955
Depreciation and amortization	1,645	1,440
Minority interest in net earnings of consolidated affiliates	129	46

Total costs and expenses	16,158	14,616

Earnings before income taxes	2,823	2,569
Provision for income taxes	(555)	(598)

Net earnings	2,268	1,971
Dividends	(224)	(380)
Retained earnings at beginning of period	35,976	30,694
Retained earnings at end of period	$38,020	$32,285

See “Notes to Condensed, Consolidated Financial Statements.”

(3)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Financial Position

(In millions)	March 31, 2005	December 31, 2004
(Unaudited)
Assets
Cash and equivalents	$11,567	$12,367
Investment securities	135,344	135,152
Financing receivables - net (note 4)	282,915	282,699
Insurance receivables - net	25,376	25,971
Other receivables	16,592	14,134
Inventories	196	189
Buildings and equipment, less accumulated amortization of $20,745
and $20,630	47,525	46,578
Intangible assets - net (note 5)	29,065	28,520
Other assets	70,767	72,894
Total assets	$619,347	$618,504

Liabilities and equity
Borrowings (note 6)	$359,569	$360,799
Accounts payable	16,741	17,104
Insurance liabilities, reserves and annuity benefits	140,139	140,902
Other liabilities	24,454	25,572
Deferred income taxes	11,245	11,153
Total liabilities	552,148	555,530

Minority interest in equity of consolidated affiliates	10,866	8,682

Capital stock	11	11
Accumulated gains (losses) - net
Investment securities	1,646	2,345
Currency translation adjustments	5,338	5,104
Cash flow hedges	(895)	(1,354)
Minimum pension liabilities	(156)	(150)
Additional paid-in capital	12,369	12,360
Retained earnings	38,020	35,976
Total shareowner’s equity	56,333	54,292
Total liabilities and equity	$619,347	$618,504

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $5,933 million and $5,945 million at March 31, 2005, and December 31, 2004, respectively.

See “Notes to Condensed, Consolidated Financial Statements.”

(4)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)

	Three months ended
	March 31
(In millions)	2005	2004 (Restated) (a)

Cash flows - operating activities
Net earnings	$2,268	$1,971
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of buildings and equipment	1,645	1,440
Increase (decrease) in accounts payable	(668)	366
Increase in insurance liabilities, reserves and annuity benefits	304	1,155
Provision for losses on financing receivables	902	955
All other operating activities	2,773	320
Cash from operating activities	7,224	6,207

Cash flows - investing activities
Increase in loans to customers	(76,307)	(62,583)
Principal collections from customers - loans	74,482	63,641
Investment in equipment for financing leases	(5,221)	(4,192)
Principal collections from customers - financing leases	5,873	5,255
Net change in credit card receivables	1,923	1,697
Additions to buildings and equipment	(2,529)	(2,043)
Dispositions of buildings and equipment	1,814	854
Payments for principal businesses purchased	(4,631)	(12,119)
Purchases of securities by insurance and annuity businesses	(7,388)	(7,094)
Dispositions of securities by insurance and annuity businesses	5,240	5,879
All other investing activities	1,024	758
Cash used for investing activities	(5,720)	(9,947)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities 90 days or less)	(3,686)	1,216
Newly issued debt:
Short-term (91-365 days)	401	310
Long-term senior	23,239	9,982
Non-recourse, leveraged lease	47	220
Repayments and other debt reductions:
Short-term (91-365 days)	(14,721)	(9,041)
Long-term senior	(5,652)	(623)
Non-recourse, leveraged lease	(504)	(264)
Proceeds from sales of investment contracts	4,236	2,675
Redemption of investment contracts	(5,440)	(3,789)
Dividends paid to shareowner	(224)	(380)
Cash from (used for) financing activities	(2,304)	306

Decrease in cash and equivalents	(800)	(3,434)

Cash and equivalents at beginning of year	12,367	11,273

Cash and equivalents at March 31	$11,567	$7,839

See “Notes to Condensed, Consolidated Financial Statements.”

(a)	Certain individual line items within cash from operating activities have been restated.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Capital Services, Inc. and all of our affiliates (GECS). Companies that we directly or indirectly control (consolidated affiliates), include General Electric Capital Corporation (GE Capital) and GE Insurance Solutions Corporation (GE Insurance Solutions). We have reclassified certain prior-period amounts to conform to the current period’s presentation.

2005 Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we have restated our financial statements and other information. The following table sets forth the effects of the 2005 restatement on certain line items within our previously reported Statement of Earnings for the quarter ended March 31, 2004.

	Three months ended March 31, 2004
(In millions)	As previously reported	As restated
Statement of Earnings

Revenues from services (note 3)	$16,367	$16,609
Interest	2,671	2,704
Earnings before income taxes	2,360	2,569
Provision for income taxes	(515)	(598)
Net earnings	1,845	1,971
Retained earnings at beginning of period	30,304	30,694
Retained earnings at end of period	31,769	32,285

2. The condensed, consolidated quarterly financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on a Saturday. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our Web site, www.ge.com/secreports.

(6)

3. Revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2005	2004 (Restated)

Interest on time sales and loans	$4,972	$4,278
Premiums earned by insurance businesses	3,988	4,249
Operating lease rentals	2,830	2,485
Investment income	2,057	1,451
Financing leases	960	1,106
Fees	1,061	870
Other income(a)	2,439	2,170
Total(b)	$18,307	$16,609

(a)	Included the gain on Genworth Financial, Inc. (Genworth) secondary public offering and repurchase of $163 million for the first quarter of 2005.
(b)
Included $370 million in 2005 ($157 million of which related to Australian Financial Investments Group (AFIG), a 2004 acquisition) and $325 million in 2004 related to consolidated, liquidating securitization entities.

4. Financing receivables - net, consisted of the following.

	At
(In millions)	3/31/05	12/31/04

Time sales and loans, net of deferred income	$221,615	$220,593
Investment in financing leases, net of deferred income	66,817	67,754
	288,432	288,347
Less allowance for losses	(5,517)	(5,648)
Financing receivables - net	$282,915	$282,699

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

	At
(In millions)	3/31/05	12/31/04

Time sales and loans, net of deferred income	$19,982	$20,728
Investment in financing leases, net of deferred income	1,771	2,125
	21,753	22,853
Less allowance for losses	(9)	(5)
Financing receivables - net	$21,744	$22,848

(7)

5. Intangible assets - net, consisted of the following.

	At
(In millions)	3/31/05	12/31/04

Goodwill	$25,496	$25,416
Present value of future profits (PVFP)	1,462	1,426
Capitalized software	785	758
Other intangibles	1,322	920
Total	$29,065	$28,520

Intangible assets were net of accumulated amortization of $7,391 million at March 31, 2005, and $10,876 million at December 31, 2004.

Changes in goodwill balances, net of accumulated amortization, follow.

2005
(In millions)	Commercial Finance	Consumer Finance	Equipment & Other Services	Insurance	Total

Balance at January 1	$10,271	$9,860	$1,459	$3,826	$25,416
Acquisitions/purchase
accounting adjustments	199	(83)	(1)	(52)	63
Currency exchange and other	(2)	24	6	(11)	17
Balance at March 31	$10,468	$9,801	$1,464	$3,763	$25,496

The amount of goodwill related to new acquisitions recorded during the first quarter of 2005 was $228 million, which related to the acquisition of Transportation Financial Services Group of CitiCapital by Commercial Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, subsequent revisions to our initial estimates are not uncommon. During 2005, we decreased goodwill associated with previous acquisitions by $165 million; the largest such adjustment was associated with the 2004 acquisition of Australian Financial Investments Group (AFIG) by Consumer Finance.

(8)

Intangible Assets Subject to Amortization

	At
	3/31/05			12/31/04
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

PVFP	$3,374	$(1,912)	$1,462	$3,382	$(1,956)	$1,426
Capitalized software	1,799	(1,014)	785	1,703	(945)	758
Patents, licenses and other	404	(237)	167	459	(241)	218
Servicing assets and all other	1,767	(612)	1,155	4,739	(4,037)	702
Total	$7,344	$(3,775)	$3,569	$10,283	$(7,179)	$3,104

Amortization expense related to intangible assets, subject to amortization, for the quarters ended March 31, 2005 and 2004 was $159 million and $175 million, respectively.

Changes in PVFP balances follow.

	Three months ended March 31
(In millions)	2005	2004

Balance at January 1	$1,426	$1,562
Accrued interest(a)	22	24
Amortization	(37)	(62)
Other	51	(59)
Balance at March 31	$1,462	$1,465

(a)	Interest was accrued at a rate of 6.9% and 5.9% for the quarters ended March 31, 2005 and 2004, respectively.

Recoverability of PVFP is evaluated periodically by comparing the current estimate of the present value of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the first quarters of 2005 or 2004.

Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains and losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

The estimated percentage of the December 31, 2004, net PVFP balance to be amortized over each of the next five years follows.

2005	2006	2007	2008	2009

8.9%	8.3%	7.2%	6.3%	5.3%

(9)

6. Borrowings are summarized in the following table.

	At
(In millions)	3/31/05	12/31/04
Short-term borrowings

Commercial paper
U.S.
Unsecured	$63,410	$62,694
Asset-backed(a)	12,599	13,842
Non-U.S.	19,611	20,835
Current portion of long-term debt(b)	39,621	37,530
Other	18,030	19,890
Total	153,271	154,791

Long-term borrowings

Senior notes
Unsecured	181,180	179,692
Asset-backed(c)	9,782	10,939
Extendible notes(d)	14,217	14,258
Subordinated notes(e)	1,119	1,119
Total	206,298	206,008
Total borrowings	$359,569	$360,799

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 8.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $847 million and $756 million at March 31, 2005, and December 31, 2004, respectively.
(c)
Asset-backed senior notes are all issued by consolidated, liquidating securitization entities as discussed in note 8. The amount related to AFIG, a 2004 acquisition, was $8,804 million and $9,769 million at March 31, 2005, and December 31, 2004, respectively.

(d)	Included obligations of consolidated, liquidating securitization entities in the amount of $226 million and $267 million at March 31, 2005, and December 31, 2004, respectively.
(e)	At March 31, 2005, and December 31, 2004, $1.0 billion of subordinated notes, issued between 1991 and 1995, were guaranteed by General Electric Company.

7. A summary of increases (decreases) in shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended March 31
(In millions)	2005	2004 (Restated)

Net earnings	$2,268	$1,971
Investment securities - net changes in value	(699)	1,702
Currency translation adjustments - net	234	(54)
Cash flow hedges - net changes in value	459	(16)
Minimum pension liabilities - net	(6)	(1)
Total	$2,256	$3,602

(10)

8. Securitized assets that are reported in our financial statements are held by securitization-related special purpose entities that were consolidated in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, as amended. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

In December 2004, we acquired AFIG. Prior to our acquisition, AFIG had established entities to securitize residential real estate mortgages, its primary assets. These entities are required to be consolidated under U.S. accounting standards. Similar to the entities discussed above, no new assets have been transferred to them post-acquisition, and we intend to run off these assets. Because these entities have characteristics similar to those we consolidated when we adopted FIN 46, they are included in the disclosures about securitization entities provided below.

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	3/31/05	12/31/04

Receivables secured by:
Equipment	$12,508	$13,941
Commercial real estate	15,218	15,747
Residential real estate - AFIG	8,910	9,094
Other assets	11,414	11,723
Credit card receivables	7,698	7,075
Total securitized assets	$55,748	$57,580

	At
(In millions)	3/31/05	12/31/04

Off-balance sheet(a)(b)	$30,382	$30,835
On-balance sheet - AFIG	8,910	9,094
On-balance sheet - other(c)	16,456	17,651
Total securitized assets	$55,748	$57,580

(a)
At March 31, 2005, and December 31, 2004, liquidity support amounted to $1,900 million and $2,300 million, respectively. These amounts are net of $4,200 million and $4,300 million, respectively, participated or deferred beyond one year. Credit support amounted to $6,100 million and $6,600 million at March 31, 2005, and December 31, 2004, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $0.1 billion at both March 31, 2005, and December 31, 2004.
(c)
At March 31, 2005, and December 31, 2004, liquidity support amounted to $13,100 million and $14,400 million, respectively. These amounts are net of $800 million and $1,200 million, respectively, participated or deferred beyond one year. Credit support amounted to $5,400 million and $6,900 million at March 31, 2005, and December 31, 2004, respectively.

(11)

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

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Statement of Financial Position.

	At
(In millions)	3/31/05	12/31/04

Investment securities	$1,012	$1,147
Financing receivables - net (note 4)(a)	21,744	22,848
Other assets	2,286	2,408
Other, principally insurance receivables	324	342
Total	$25,366	$26,745

(a)	Included $8,910 million and $9,094 million related to AFIG, a 2004 acquisition, at March 31, 2005, and December 31, 2004, respectively.

9. In May 2004, we completed an initial public offering of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducts most of our consumer insurance business, including life and mortgage insurance operations. In March 2005, we completed a secondary public offering of 80.5 million shares of Class A Common Stock and, concurrently Genworth repurchased directly from us approximately 19.4 million shares of Genworth Class B Common Stock. These transactions resulted in a pre-tax gain of $156 million ($86 million after tax) recognized in the Insurance segment and reduced our ownership of Genworth to 51.7%.

10. On May 5, 2005, we signed a letter of intent to sell the outstanding shares of Medical Protective Corporation—a wholly-owned subsidiary within our Insurance segment—to a subsidiary of Berkshire Hathaway, Inc. Medical Protective Corporation is a leading provider of primary medical malpractice insurance to physicians and dentists. Total assets of Medical Protective Corporation were approximately $2.8 billion as of March 31, 2005. The proposed transaction is expected to close in the second quarter of 2005, subject to certain regulatory approvals.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission (SEC) rules; those rules require the supplemental explanations and reconciliations provided in Exhibit 99 to this report on Form 10-Q.

See the Segment Operations section below for a more detailed discussion of our businesses.

(12)

2005 Restatement

As discussed in the 2005 Restatement section on page 2 and further described in note 1 of the Notes to Condensed, Consolidated Financial Statements (Unaudited), we have restated our financial statements and other information.

In this Quarterly Report on Form 10-Q, we are reporting net earnings of $2,268 million for the three months ended March 31, 2005, compared to $2,346 million that we reported in our earnings release on April 15, 2005. This decrease results from the restatement and errors of the same type that gave rise to the restatement.

In light of the restatement, readers should no longer rely on our previously filed financial statements and other financial information for the years and for each of the quarters in the years 2004, 2003, 2002 and 2001. Readers also should no longer rely on our April 15, 2005 earnings release.

Overview

Our first quarter 2005 results reflected the continued benefits of our ongoing strategies. Consumer Finance and Commercial Finance assets were up 17% in the first quarter of 2005 compared with the first quarter of 2004. In addition, Commercial Finance acquired the Transportation Financial Services Group of CitiCapital during 2005.

In March 2005, we completed transactions that resulted in an after-tax gain of $0.1 billion recognized in the Insurance segment and reduced our ownership of Genworth to 51.7%. At March 31, 2005, we held 243.2 million shares of Genworth’s Class B Common Stock and our remaining investment was $5.7 billion. We expect (subject to market conditions) to reduce our ownership over the next two years as Genworth transitions to full independence.

Revenues for the first quarter of 2005 were $19.0 billion, a $1.8 billion (10%) increase over the first quarter of 2004. Revenues included $1.0 billion and $0.3 billion of revenue from acquisitions for the first quarters of 2005 and 2004, respectively, and $0.1 billion in 2005 from the effects of dispositions. Revenues were reduced by $0.1 billion and included $0.2 billion in the first quarters of 2005 and 2004, respectively, related to the 2005 restatement. Revenues also increased $1.4 billion compared with the first quarter of 2004 primarily as a result of organic revenue growth and the effects of the weaker U.S. dollar. Organic revenue growth excludes the effects of acquisitions, dispositions and the effects of the weaker U.S. dollar, as well as the Insurance segment.

Net earnings for the first quarter of 2005 was $2.3 billion, compared with $2.0 billion for the first quarter of 2004. Two of our four businesses - Commercial Finance and Consumer Finance - contributed double-digit improvements to earnings during the first quarter of 2005.

We integrate acquisitions as quickly as possible and only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses.

(13)

Effects of the acquisitions and dispositions on comparisons of our operations follow.

	Three months ended March 31
(In billions)	2005	2004
Acquisitions
Revenues	$1.0	$0.9
Net earnings	0.1	0.1

Dispositions
Revenues	$0.1	$(0.9)
Net earnings	(0.1)	(0.1)

Provision for income taxes was $555 million for the first quarter of 2005 (an effective tax rate of 19.7%), compared with $598 million for the first quarter of 2004 (an effective tax rate of 23.3%). The tax rate decreased primarily from the ongoing reorganization of our foreign aircraft leasing operations, partially offset by growth in our pre-tax earnings that was principally from sources subject to tax at a rate higher than our average rate for 2004.

Segment Operations

Revenues and segment net earnings for operating segments are summarized and discussed below, for the first quarters ended March 31, 2005 and 2004. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

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

Consolidated

	Three months ended March 31
(In millions)	2005	2004 (Restated)

Revenues
Commercial Finance	$6,040	$5,391
Consumer Finance	4,689	3,589
Equipment & Other Services	1,919	2,252
Insurance	6,333	5,953
Total revenues	$18,981	$17,185

Net earnings
Commercial Finance	$1,151	$955
Consumer Finance	735	602
Equipment & Other Services	(1)	4
Insurance	383	410
Total net earnings	$2,268	$1,971

(14)

Commercial Finance

	Three months ended March 31
(In millions)	2005	2004

Revenues	$6,040	$5,391

Net revenues
Total revenues	$6,040	$5,391
Interest expense	1,780	1,393
Total net revenues	$4,260	$3,998

Net earnings	$1,151	$955

	At
(In millions)	3/31/05	3/31/04	12/31/04

Total assets	$234,936	$221,258	$232,123

	Three months ended March 31
(In millions)	2005	2004

Real Estate(a)
Revenues	$763	$603
Net earnings	$282	$230

Aviation Services(a)
Revenues	$817	$715
Net earnings	$163	$144

	At
(In millions)	3/31/05	3/31/04	12/31/04

Real Estate(a)
Total assets	$30,824	$31,503	$33,497

Aviation Services(a)
Total assets	$37,488	$34,353	$37,384

(a)
We provide additional information on two of our segment product lines, Real Estate (commercial real estate financing) and Aviation Services (commercial aircraft financing). Each of these product lines finances a single form of collateral, and each has particular discrete concentrations of risk and opportunities.

Commercial Finance revenues and net earnings increased 12% and 21%, respectively, compared with the first quarter of 2004. Revenues for the first quarters of 2005 and 2004 included $0.5 billion and $0.3 billion from acquisitions, respectively. Absent the effect of these acquisitions, revenues increased $0.4 billion compared with the first quarter of 2004 as a result of organic revenue growth ($0.3 billion) and the effects of the weaker U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from acquisitions ($0.1 billion) and core growth ($0.1 billion).

(15)

The most significant acquisitions affecting Commercial Finance results in 2005 were the Transportation Financial Services Group of CitiCapital, acquired during the first quarter of 2005; the U.S. leasing business of IKON Office Solutions, acquired during the second quarter of 2004; and the commercial lending business of Transamerica Finance Corporation, and Sophia S.A., both acquired during the first quarter of 2004. These businesses contributed $0.4 billion and $0.1 billion to first quarter 2005 revenues and net earnings, respectively.

Consumer Finance

	Three months ended March 31
(In millions)	2005	2004

Revenues	$4,689	$3,589

Net revenues
Total revenues	$4,689	$3,589
Interest expense	1,283	773
Total net revenues	$3,406	$2,816

Net earnings	$735	$602

	At
(In millions)	3/31/05	3/31/04	12/31/04

Total assets	$149,912	$107,366	$151,255

Consumer Finance revenues and net earnings increased 31% and 22%, respectively, compared with the first quarter of 2004. Revenues for the first quarter of 2005 included $0.5 billion from acquisitions. Absent the effect of these acquisitions, revenues increased $0.6 billion compared with the first quarter of 2004 as a result of organic revenue growth ($0.5 billion) and the effects of the weaker U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.1 billion).

The most significant acquisitions affecting Consumer Finance results in 2005 were Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia, the private-label credit card portfolio of Dillard’s Inc. and the strategic joint venture with Hyundai Capital Services, Korea’s leading consumer finance company, all acquired during the fourth quarter of 2004; and WMC Finance Co. (WMC), a U.S. wholesale mortgage lender, acquired during the second quarter of 2004. These businesses contributed $0.4 billion to first quarter 2005 revenues.

Equipment & Other Services

	Three months ended March 31
(In millions)	2005	2004 (Restated)

Revenues	$1,919	$2,252
Net earnings	$(1)	$4

(16)

Equipment & Other Services revenues decreased $0.3 billion compared with the first quarter of 2004. Revenues for the first quarter of 2005 were reduced by $0.1 billion as a result of the 2005 restatement and by $0.1 billion as a result of the 2004 ITS disposition. Revenues for the first quarter of 2004 included $0.2 billion resulting from the 2005 restatement. Revenues also increased $0.1 billion compared with the first quarter of 2004 primarily as a result of organic revenue growth ($0.1 billion) resulting from improved operating performance at Equipment Services ($0.1 billion), and improved investment returns at GE Equity ($0.1 billion), partially offset by the results of consolidated, liquidating securitization entities ($0.1 billion).

Insurance

	Three months ended March 31
(In millions)	2005	2004

Revenues	$6,333	$5,953
Net earnings	$383	$410

GE Insurance Solutions
Revenues	$2,340	$2,647
Net earnings	$151	$140

Insurance revenues increased 6% and net earnings decreased 7% compared with the first quarter of 2004. The increase in revenues resulted primarily from higher investment income ($0.5 billion), the effects of the secondary public offering and repurchase ($0.2 billion) at Genworth and the effects of the weaker U.S. dollar ($0.1 billion). These increases were partially offset by net declines in volume resulting from the strategic exit of certain business channels, primarily at GE Insurance Solutions ($0.4 billion). Net earnings decreased primarily from the after-tax effects of the Genworth public offerings ($0.1 billion).

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following.

•
In the first quarter of 2005, we completed the acquisition of the Transportation Financial Services Group of CitiCapital. At the acquisition date, this transaction resulted in an increase in total assets of $4.7 billion, of which $4.0 billion was financing receivables before allowance for losses.

•	Minority interest in equity of consolidated affiliates increased $2.2 billion during 2005, primarily because of our sale of an additional 18.4% of the common shares of Genworth.

Investment securities comprise mainly available-for-sale investment-grade debt securities held by Insurance in support of obligations to annuitants and policyholders, and debt and equity securities designated as trading and associated with certain non-U.S. contractholders who retain the related risks and rewards, except in the event of our bankruptcy or liquidation. Investment securities were $135.3 billion at March 31, 2005, $0.2 billion higher than at December 31,2004. The increase was primarily the net result of investing premiums received and reinvesting investment income, partially offset by a decrease in the estimated fair value of debt securities.

(17)

We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at March 31, 2005, approximately $0.1 billion was at risk of being charged to earnings in the next 12 months; approximately half of this amount related to commercial airlines.

Impairment losses were insignificant for the first quarter of 2005 compared with $0.1 billion in the first quarter of 2004. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio.

Gross unrealized gains and losses were $4.7 billion and $1.3 billion, respectively, at March 31, 2005, compared with $5.3 billion and $0.8 billion, respectively, at December 31, 2004, primarily reflecting a decrease in the estimated fair value of debt securities as interest rates increased. At March 31, 2005, available accounting gains, could be as much as $2.1 billion, net of consequential adjustments to certain insurance assets that are amortized based on anticipated gross profits. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

At March 31, 2005, unrealized losses with a duration of 12 months or more related to investment securities collateralized by commercial aircraft were $0.4 billion. The aggregate amortized cost of these available-for-sale securities was $1.9 billion. We believe that our securities, which are current on all payment terms, are in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. For these securities, we do not anticipate changes in the timing and amount of estimated cash flows, and expect full recovery of our amortized cost. Further, should our cash flow expectation prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at March 31, 2005. See additional discussion of our positions in the commercial aviation industry on page 20.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $288.4 billion at March 31, 2005, and $288.3 billion at December 31, 2004, as discussed in the following paragraphs. The related allowance for losses at March 31, 2005, amounted to $5.5 billion compared with $5.6 billion at December 31, 2004, representing our best estimate of probable losses inherent in the portfolio.

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

Commercial Finance financing receivables, before allowance for losses, totaled $147.1 billion at March 31, 2005, compared with $145.4 billion at December 31, 2004, and consisted of loans and leases to the equipment, commercial and industrial, real estate and commercial aircraft industries. This portfolio of receivables increased primarily from core growth ($4.8 billion) and acquisitions ($4.5 billion), partially offset by securitizations and sales ($6.9 billion). Related nonearning and reduced-earning receivables were $1.6 billion (1.1% of outstanding receivables) at both March 31, 2005 and year-end 2004. Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

(18)

In the fourth quarter of 2004, Consumer Finance adopted a global policy for uncollectible receivables that accelerated write-offs to follow one consistent basis. We now write off unsecured closed-end installment loans that become 120 days contractually past due and unsecured open-ended revolving loans that become 180 days contractually past due.

Consumer Finance financing receivables, before allowance for losses, were $127.3 billion at March 31, 2005, compared with $127.8 billion at December 31, 2004, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables decreased primarily as a result of normal seasonal variations in consumer spending in the U.S. ($1.6 billion) and whole loan sales and securitization activity ($0.9 billion), partially offset by non-U.S. core growth ($1.4 billion) and by the effects of the weaker U.S. dollar ($0.6 billion).

Nonearning consumer receivables were $2.7 billion at March 31, 2005 compared with $2.5 billion at December 31, 2004 representing 2.1% and 2.0% of outstanding receivables, respectively. The percentage increase is primarily related to higher nonearnings in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio. This increase is partially offset by decreases in our U.S. portfolio resulting from an improving economic environment coupled with collections effectiveness more than offsetting seasonality.

Equipment & Other Services financing receivables, before allowance for losses, amounted to $14.1 billion and $15.1 billion at March 31, 2005, and December 31, 2004, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Nonearning receivables were $0.2 billion at March 31, 2005 and December 31, 2004, representing 1.3% and 1.2% of outstanding receivables, respectively.

Approximate delinquency rates on managed Commercial Finance equipment loans and leases and managed Consumer Finance financing receivables follow.

	Approximate Delinquency Rates At
	3/31/05	12/31/04	3/31/04

Commercial Finance	1.54%	1.40%	1.38%
Consumer Finance	5.18	4.85	5.76

Approximate delinquency rates at Commercial Finance increased from December 31, 2004 to March 31, 2005, primarily resulting from delinquencies in certain larger balance loans and leases, partially offset by improvements in the remaining core portfolio. The increase from March 31, 2004 to March 31, 2005, reflected the effect of certain acquired portfolios, partially offset by improvement in the overall core portfolio.

Approximate delinquency rates at Consumer Finance increased from December 31, 2004 to March 31, 2005, as a result of higher delinquencies in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio. This increase is partially offset by decreases in our U.S. portfolio resulting from an improving economic environment coupled with collections effectiveness more than offsetting seasonality. The decrease from March 31, 2004 to March 31, 2005, reflected the results of the standardization of our write-off policy and the acquisition of AFIG, a residential mortgage lender in Australia, partially offset by higher delinquencies in our European secured financing business.

(19)

C. Additional Considerations

Commercial Aviation

Commercial aviation is an industry in which we have a significant ongoing interest. Most U.S. carriers have been operating under pressure from a variety of factors, including higher jet fuel costs. However, demand in the global markets has been strong and we continue to be confident in the global industry’s prospects. During the first quarter of 2005, we recognized impairment charges of $0.2 billion compared with an insignificant amount of impairments in the first quarter of 2004.

US Airways filed for bankruptcy protection in the third quarter of 2004. In January 2005, US Airways and the Air Transportation Stabilization Board (ATSB) reached an agreement that extended US Airways’ use of cash proceeds from its federally guaranteed loan through June 30, 2005. US Airways’ management has stated publicly that this agreement with the ATSB will enable continuation of operations until Chapter 11 reorganization is completed in the summer of 2005. On April 22, 2005, US Airways’ management announced that they have been in discussions with America West Holdings Corp. regarding a potential strategic transaction. We have been approached by US Airways regarding our role in such a potential transaction. These discussions have been ongoing; however, no definitive agreement has been reached. At March 31, 2005, our aggregate exposure to US Airways was $2.8 billion, the largest component of which was $2.6 billion of loans and leases. These loans and leases were substantially secured by various equipment, including 45 regional jet aircraft; 49 Boeing narrow-body aircraft, primarily 737 type; and 55 Airbus narrow-body aircraft. We and US Airways have entered into a memorandum of understanding to restructure a number of these loans and leases and to continue regional jet financing subject to US Airways successfully emerging from bankruptcy protection and achieving specified financial milestones. In addition to our loans and leases, we hold $0.2 billion of secured available-for-sale investment securities in our Commercial Finance business. We have adjusted our estimates of cash flows and residual values to reflect the current information available to us in this fluid situation.

Among our customers, UAL Corp., ATA Holdings Corp. and Aloha Airgroup, Inc. have also filed for bankruptcy protection. At March 31, 2005, our financial exposure with these airlines, consisting primarily of loans and leases, was $1.4 billion, $0.4 billion and $0.3 billion, respectively. Various Boeing and Airbus aircraft secure substantially all of these financial exposures.

Other Matters

In April 2005, Standard & Poor’s Rating Services reduced the counterparty credit and financial strength ratings of Employers Reinsurance Corporation and GE Reinsurance Corporation to A (Strong) from A+ (Strong) and reduced the senior debt rating of GE Insurance Solutions Corporation to BBB+ (Good) from A- (Strong). Also in April 2005, Moody's Investors Service reduced the financial strength rating of Employers Reinsurance Corporation to A1 (Strong) from Aa2 (Strong) and reduced the senior debt rating of GE Insurance Solutions Corporation to Baa1 (Adequate) from A1 (Strong). We do not believe these actions will have any material effect on our liquidity or capital resources or ability to write future business.

(20)

D. Debt Instruments

During the first quarter of 2005, GECS and GECS affiliates issued $23 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 12 other global markets. Maturities for these issuances ranged from two to 30 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and asset growth. We anticipate that we will issue between $27 billion and $37 billion of additional long-term debt during the remainder of 2005, although the ultimate amount we issue will depend on our needs and on the markets.

Following is the composition of our debt obligations excluding debt of consolidated, liquidating securitization entities, such as asset-backed debt obligations at March 31, 2005, and December 31, 2004.

	At
	3/31/05	12/31/04

Senior notes and other long-term debt	58%	58%
Commercial paper	25	25
Current portion of long-term debt	12	11
Other - bank and other retail deposits	5	6
Total	100%	100%

During the first quarter of 2005, we paid down the remaining $3.2 billion of “parent-supported debt.” The elimination was the result of the following:

•	Proceeds from the Genworth secondary public offering and repurchase ($2.6 billion),

•	22% of retained operating earnings ($0.5 billion), and

•	Rationalization of Equipment & Other Services related activities ($0.1 billion).

There were no special dividends paid to GE during the first quarter of 2005.

Item 4. Controls And Procedures

Under the direction of our Chairman and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of March 31, 2005 solely because of the following material weakness in internal control over financial reporting with respect to accounting for hedge transactions: a failure to ensure the correct application of SFAS 133 when certain derivative transactions were entered into at GECC prior to August 2003 and failure to correct that error subsequently.

We are confident that, as of the date of this filing, we have fully remediated this material weakness in our internal control over financial reporting with respect to accounting for derivatives transactions. The remedial actions included:

•
improving training, education and accounting reviews designed to ensure that all relevant personnel involved in derivatives transactions understand and apply hedge accounting in compliance with SFAS 133; and

(21)

•	retesting our internal financial controls with respect to the types of hedging transactions affected by the restatement to ensure compliance with SFAS 133.

In connection with this Form 10-Q, under the direction of our Chairman and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. However, subsequent to March 31, 2005, we took the remedial actions described above.

Part II. Other Information

Item 1. Legal Proceedings

On April 29, 2005, the Company received a subpoena from the Northeast Regional Office of the U.S. Securities and Exchange Commission. This subpoena requires the Company to produce documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. The Company will cooperate fully with the SEC.

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

After GE commenced the work for an internal audit in connection with GECC’s treasury operations, GE received a letter dated January 20, 2005 from the Boston District Office of the U.S. Securities and Exchange Commission, indicating that it was conducting an informal investigation and requesting that GE and GECC voluntarily provide certain documents and information with respect to the use of hedge accounting for derivatives by GE and GECC. In response to the staff’s request, GE and GECC have voluntarily provided documents and other information and we intend to continue to cooperate fully with them in their ongoing investigation.

(22)

Item 6. Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 99	Financial Measures that Supplement Generally Accepted Accounting Principles.

(23)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Services, Inc. (Registrant)
May 6, 2005	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer