Form 10-Q
period 2005-10-24
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2005-10-24
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At October 21, 2005, 1,064 shares of voting common stock, which constitutes all of the outstanding common equity, with a par value of $1,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Services, Inc.

Forward-Looking Statements

This document contains “forward-looking statements” - that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,”“anticipates,”“intends,”“plans,”“believes,”“seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties which could adversely or positively affect our future results include: the behavior of financial markets, including fluctuations in interest rates and commodity prices; strategic actions, including dispositions; future integration of acquired businesses; future financial performance of major industries which we serve, including, without limitation, the air and rail transportation, energy generation, media, real estate and healthcare industries; unanticipated loss development in our insurance businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 6, 2005, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

Genworth

On September 27, 2005, we reduced our ownership of Genworth Financial, Inc. (Genworth) to 27%, a level of investment that is reported as an associated company. As an associated company, our ongoing interest in Genworth operating results as well as our $3.2 billion remaining net investment at September 30, 2005, were each presented on a one-line basis. On our September 30, 2005, Condensed Statement of Financial Position, one-line display of the net assets and liabilities reduced total assets by $83.4 billion. The most significant effects of this reduction were a decrease in investment securities and insurance receivables that affected our consolidated assets, and a decrease in insurance liabilities, reserves and annuity benefits that affected our consolidated liabilities.

(2)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues
Revenues from services (note 3)	$19,882	$16,907	$56,503	$49,667
Sales of goods	543	706	1,881	2,010

Total revenues	20,425	17,613	58,384	51,677

Costs and expenses
Interest	3,619	2,734	10,853	8,289
Operating and administrative	5,351	5,022	16,201	15,545
Cost of goods sold	505	674	1,768	1,926
Insurance losses and policyholder and
annuity benefits	4,698	3,910	12,504	11,342
Provision for losses on financing receivables	1,095	785	2,955	2,744
Depreciation and amortization	1,583	1,508	4,640	4,390
Minority interest in net earnings of
consolidated affiliates	213	126	549	248

Total costs and expenses	17,064	14,759	49,470	44,484

Earnings before income taxes	3,361	2,854	8,914	7,193
Provision for income taxes	(676)	(601)	(1,662)	(1,446)

Net earnings	2,685	2,253	7,252	5,747
Dividends	(3,673)	(222)	(5,512)	(2,064)
Retained earnings at beginning of period	38,704	32,346	35,976	30,694
Retained earnings at end of period	$37,716	$34,377	$37,716	$34,377

See “Notes to Condensed, Consolidated Financial Statements.”

(3)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Financial Position

	September 30, 2005	December 31, 2004
(In millions)	(Unaudited)

Assets
Cash and equivalents	$9,653	$12,367
Investment securities	78,491	135,152
Financing receivables - net (note 4)	281,062	282,699
Insurance receivables - net	14,631	25,971
Other receivables	18,709	14,134
Inventories	174	189
Buildings and equipment, less accumulated amortization of
$20,467 and $20,630	49,292	46,578
Intangible assets - net (note 5)	25,751	28,520
Other assets	55,684	72,894
Total assets	$533,447	$618,504

Liabilities and equity
Borrowings (note 6)	$352,365	$360,799
Accounts payable	16,426	17,104
Insurance liabilities, reserves and annuity benefits	75,422	140,902
Other liabilities	21,008	25,572
Deferred income taxes	10,654	11,153
Total liabilities	475,875	555,530

Minority interest in equity of consolidated affiliates	3,696	8,682

Capital stock	11	11
Accumulated gains (losses) - net
Investment securities	1,779	2,345
Currency translation adjustments	3,089	5,104
Cash flow hedges	(939)	(1,354)
Minimum pension liabilities	(156)	(150)
Additional paid-in capital	12,376	12,360
Retained earnings	37,716	35,976
Total shareowner’s equity	53,876	54,292
Total liabilities and equity	$533,447	$618,504

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $3,773 million and $5,945 million at September 30, 2005, and December 31, 2004, respectively.

See “Notes to Condensed, Consolidated Financial Statements.”

(4)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)

	Nine months ended September 30
(In millions)	2005	2004

Cash flows - operating activities
Net earnings	$7,252	$5,747
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of buildings and equipment	4,640	4,390
Increase in accounts payable	142	4,648
Increase in insurance liabilities, reserves and annuity benefits	2,353	3,645
Provision for losses on financing receivables	2,955	2,744
All other operating activities	4,085	(730)
Cash from operating activities	21,427	20,444

Cash flows - investing activities
Increase in loans to customers	(213,147)	(209,454)
Principal collections from customers - loans	206,827	209,675
Investment in equipment for financing leases	(16,913)	(15,062)
Principal collections from customers - financing leases	18,361	17,960
Net change in credit card receivables	(641)	(2,494)
Additions to buildings and equipment	(8,074)	(7,950)
Dispositions of buildings and equipment	4,435	3,881
Payments for principal businesses purchased	(6,743)	(16,171)
Purchases of securities by insurance and annuity businesses	(21,530)	(24,256)
Dispositions of securities by insurance and annuity businesses	19,302	23,130
All other investing activities	214	(1,441)
Cash used for investing activities	(17,909)	(22,182)

Cash flows - financing activities
Net decrease in borrowings (maturities 90 days or less)	(8,027)	(7,062)
Newly issued debt:
Short-term (91-365 days)	888	1,001
Long-term senior	47,418	41,840
Non-recourse, leveraged lease	172	332
Repayments and other debt reductions:
Short-term (91-365 days)	(29,850)	(28,870)
Long-term senior	(9,515)	(2,600)
Non-recourse, leveraged lease	(682)	(502)
Proceeds from sales of investment contracts	17,079	12,373
Redemption of investment contracts	(18,203)	(15,401)
Dividends paid to shareowner	(5,512)	(2,064)
Cash used for financing activities	(6,232)	(953)

Decrease in cash and equivalents	(2,714)	(2,691)

Cash and equivalents at beginning of year	12,367	11,273

Cash and equivalents at September 30	$9,653	$8,582

See “Notes to Condensed, Consolidated Financial Statements.”

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of General Electric Capital Services, Inc. and all of our affiliates (GECS). Companies that we directly or indirectly control (consolidated affiliates), include General Electric Capital Corporation (GE Capital) and GE Insurance Solutions Corporation (GE Insurance Solutions). As described in our Form 8-K filed September 16, 2005, the General Electric Company (GE) reorganized its businesses on July 5, 2005 around markets and customers. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 6, 2005, we restated certain financial statements and other information, including such statements and information for each of the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

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

3. Revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Interest on time sales and loans	$4,957	$4,525	$15,275	$13,085
Premiums earned by insurance businesses	3,679	3,787	11,653	12,254
Operating lease rentals	3,006	2,860	8,562	7,929
Investment income	2,527	1,634	6,410	4,751
Financing leases	962	1,003	3,030	3,183
Fees	1,162	858	3,039	2,520
Other income(a)	3,589	2,240	8,534	5,945
Total(b)	$19,882	$16,907	$56,503	$49,667

(a)
Included gains on Genworth Financial, Inc. (Genworth) secondary public offerings of $422 million and $585 million for the three and nine months ended September 30, 2005, respectively, and the loss on the Genworth initial public offering of $388 million for the nine months ended September 30, 2004. See note 9.

(b)
Included $302 million and $78 million related to consolidated, liquidating securitization entities for the three months ended September 30, 2005 and 2004, respectively, and $1,031 million and $810 million for the nine months ended September 30, 2005 and 2004, respectively. Of that total, the amount related to Australian Financial Investments Group (AFIG), a December 2004 acquisition, was $140 million and $513 million in the three and nine months ended September 30, 2005, respectively.

(6)

4. Financing receivables - net, consisted of the following.

	At
(In millions)	9/30/05	12/31/04

Time sales and loans, net of deferred income	$222,319	$220,593
Investment in financing leases, net of deferred income	63,788	67,754
	286,107	288,347
Less allowance for losses	(5,045)	(5,648)
Financing receivables - net	$281,062	$282,699

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows (see note 8):

	At
(In millions)	9/30/05	12/31/04

Time sales and loans, net of deferred income	$17,307	$20,728
Investment in financing leases, net of deferred income	1,144	2,125
	18,451	22,853
Less allowance for losses	(28)	(5)
Financing receivables - net	$18,423	$22,848

5. Intangible assets - net, consisted of the following.

	At
(In millions)	9/30/05	12/31/04

Goodwill	$23,179	$25,416
Present value of future profits (PVFP)	707	1,426
Capitalized software	711	758
Other intangibles	1,154	920
Total	$25,751	$28,520

Intangible assets were net of accumulated amortization of $5,561 million at September 30, 2005, and $10,876 million at December 31, 2004.

(7)

Changes in goodwill balances, net of accumulated amortization, follow.

	2005
(In millions)	GE Commercial Finance	GE Consumer Finance	GE Industrial(a)	GE Infrastructure(a)	Total

Balance at January 1(b)	$13,967	$9,860	$1,459	$130	$25,416
Acquisitions/purchase accounting
adjustments	286	(88)	(2)	(4)	192
Genworth deconsolidation (note 9)	(1,491)	-	-	-	(1,491)
Currency exchange, dispositions
and other	(459)	(432)	(46)	(1)	(938)
Balance at September 30	$12,303	$9,340	$1,411	$125	$23,179

(a)	Includes only portions of the segment that are financial services businesses.
(b)	Balances reflect the July 2005 business reorganization.

The amount of goodwill related to new acquisitions recorded during the first nine months of 2005 was $476 million, primarily related to acquisitions of the Transportation Financial Services Group of CitiCapital ($228 million) and the Inventory Finance division of Bombardier Capital ($175 million) by GE Commercial Finance. Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet (frequently with implications for the price of the acquisition), then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, subsequent revisions to our initial estimates are not uncommon. During 2005, we decreased goodwill associated with previous acquisitions by $284 million; the largest of which was associated with the December 2004, acquisition of Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia, by GE Consumer Finance.

Intangible Assets Subject to Amortization

	At
	9/30/05			12/31/04
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

PVFP	$1,157	$(450)	$707	$3,382	$(1,956)	$1,426
Capitalized software	1,652	(941)	711	1,703	(945)	758
Patents, licenses and other	429	(254)	175	459	(241)	218
All other	1,664	(685)	979	4,739	(4,037)	702
Total	$4,902	$(2,330)	$2,572	$10,283	$(7,179)	$3,104

Amortization expense related to intangible assets subject to amortization for the quarters ended September 30, 2005 and 2004, was $174 million and $195 million, respectively. Amortization expense related to intangible assets subject to amortization for the nine months ended September 30, 2005 and 2004, was $515 million and $595 million, respectively.

(8)

Changes in PVFP balances follow.

	Nine months ended September 30
(In millions)	2005	2004

Balance at January 1	$1,426	$1,562
Accrued interest(a)	62	68
Amortization	(146)	(172)
Genworth deconsolidation (note 9)	(664)	-
Other	29	(20)
Balance at September 30	$707	$1,438

(a)	Interest was accrued at a rate of 6.5% and 6.4% for the nine months ended September 30, 2005 and 2004, respectively.

Recoverability of PVFP is evaluated periodically by comparing the current estimate of the present value of expected future gross profits with the unamortized asset balance. If such comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense. No such expense was recorded in the nine months ended September 30, 2005 or 2004.

Amortization expense for PVFP in future periods will be affected by acquisitions, dispositions, realized capital gains and losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on acquisition activity and other business transactions.

The estimated percentage of the December 31, 2004, net PVFP balance (adjusted for the Genworth deconsolidation) to be amortized over each of the next five years follows.

2005	2006	2007	2008	2009

6.6%	5.3%	4.3%	4.0%	3.7%

(9)

6. Borrowings are summarized in the following table.

	At
(In millions)	9/30/05	12/31/04

Short-term borrowings

Commercial paper
U.S.
Unsecured	$60,325	$62,694
Asset-backed(a)	10,347	13,842
Non-U.S.	20,463	20,835
Current portion of long-term debt(b)	32,422	37,530
Other	17,814	19,890
Total	141,371	154,791

Long-term borrowings

Senior notes
Unsecured	186,208	179,692
Asset-backed(c)	7,399	10,939
Extendible notes(d)	14,209	14,258
Subordinated notes(e)	3,178	1,119
Total	210,994	206,008
Total borrowings	$352,365	$360,799

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 8.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $772 million and $756 million at September 30, 2005, and December 31, 2004, respectively.
(c)
Entirely obligations of consolidated, liquidating securitization entities. The amounts related to AFIG, a December 2004 acquisition, were $7,056 million and $9,769 million at September 30, 2005, and December 31, 2004, respectively.

(d)	Included obligations of consolidated, liquidating securitization entities of $226 million and $267 million at September 30, 2005, and December 31, 2004, respectively.
(e)	At September 30, 2005, and December 31, 2004, subordinated notes of $1.0 billion, issued between 1991 and 1995, were guaranteed by General Electric Company.

7. A summary of increases (decreases) in shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Net earnings	$2,685	$2,253	$7,252	$5,747
Investment securities - net changes in value	(1,148)	1,471	(566)	(123)
Currency translation adjustments - net	243	(117)	(2,015)	(349)
Cash flow hedges - net changes in value	58	(253)	415	312
Minimum pension liabilities - net	5	-	(6)	(7)
Total	$1,843	$3,354	$5,080	$5,580

(10)

8. Securitized assets that are reported in our condensed financial statements are held by securitization-related special purpose entities that were consolidated in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, as amended. Although we do not control these entities, we consolidated them because we provided a majority of their credit and liquidity support. Most of these entities were established to issue securities backed by assets that were sold by us and by third parties. These entities differ from other entities included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

In December 2004, we acquired AFIG. Before the acquisition, AFIG had established entities to securitize residential real estate mortgages, its primary assets. These entities are required to be consolidated under U.S. generally accepted accounting principles. Similar to consolidated, liquidating securitization entities, no new assets have been transferred post acquisition, and we intend to run off these assets. Because these entities have characteristics similar to characteristics of entities we consolidated when we adopted FIN 46, they are included in the following disclosures about securitization entities.

Assets in securitization entities, both consolidated and off-balance sheet, were as follows:

	At
(In millions)	9/30/05	12/31/04

Receivables secured by
Equipment	$13,180	$13,941
Commercial real estate	12,787	15,747
Residential real estate(a)	8,225	9,094
Other assets	11,187	11,723
Credit card receivables	9,081	7,075
Total securitized assets	$54,460	$57,580

	At
(In millions)	9/30/05	12/31/04

Off-balance sheet(b)(c)	$33,626	$30,835
On-balance sheet - AFIG	7,197	9,094
On-balance sheet - other(d)	13,637	17,651
Total securitized assets	$54,460	$57,580

(a)	Included $7,197 million and $9,094 million related to AFIG at September 30, 2005 and December 31, 2004, respectively.
(b)
At September 30, 2005 and December 31, 2004, related liquidity support amounted to $2,100 million and $2,300 million, respectively, net of $3,900 million and $4,300 million, respectively, participated or deferred beyond one year. Related credit support amounted to $6,000 million and $6,600 million at September 30, 2005 and December 31, 2004, respectively.

(c)	Liabilities for recourse obligations related to off-balance sheet assets were $0.1 billion at both September 30, 2005 and December 31, 2004.
(d)
At September 30, 2005 and December 31, 2004, related liquidity support amounted to $11,200 million and $14,400 million, respectively, net of $300 million and $1,200 million, respectively, participated or deferred beyond one year. Related credit support amounted to $5,100 million and $6,900 million at September 30, 2005 and December 31, 2004, respectively.

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

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	9/30/05	12/31/04

Investment securities	$396	$1,147
Financing receivables - net (note 4)(a)	18,423	22,848
Other assets	1,940	2,408
Other, principally insurance receivables	75	342
Total	$20,834	$26,745

(a)	Included $7,197 million and $9,094 million related to AFIG at September 30, 2005 and December 31, 2004, respectively.

9. In May 2004, we completed an initial public offering of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance. In March 2005, we completed a secondary public offering of 80.5 million shares of Class A Common Stock and, concurrently, Genworth repurchased directly from us approximately 19.4 million shares of Genworth Class B Common Stock. On September 27, 2005, we completed a secondary public offering of 116.2 million shares of Class A Common Stock. These 2005 transactions reduced our ownership of Genworth to 27% and resulted in pre-tax gains of $576 million ($340 million after tax) in the GE Commercial Finance segment. Following the September 27, 2005, offering, our remaining $3,152 million investment in Genworth was reported as an investment in an associated company accounted for under the equity method.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

A. Results of Operations

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission (SEC) rules. For such measures, we have provided supplemental explanations and reconciliations in Exhibit 99 to this report on Form 10-Q.

See the Segment Operations section on page 14 for a more detailed discussion of our businesses.

Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, filed on May 6, 2005, we restated certain financial statements and other information, including such statements and information for each of

(12)

the quarters of 2004, with respect to our accounting for certain derivatives transactions not qualifying for accounting purposes as hedges.

Overview

In March and September 2005, we completed transactions that reduced our ownership of Genworth Financial, Inc. (Genworth) to 27% realizing after-tax gains of $0.3 billion in the GE Commercial Finance segment. At September 30, 2005, we held 127.1 million shares of Genworth’s Class B Common Stock and our remaining investment was $3.2 billion. We expect (subject to market conditions) to reduce our ownership in Genworth by the end of 2006 as it transitions to full independence. We have increased our focus on exiting our remaining insurance operations.

We recognized an after-tax loss of $0.4 billion in the GE Commercial Finance segment resulting from two major hurricanes inflicting significant damage in the southern United States in the third quarter of 2005. This loss slightly exceeded our third quarter 2004 U.S. hurricane-related losses.

Revenues for the third quarter of 2005 were $20.4 billion, a $2.8 billion (16%) increase over the third quarter of 2004. Revenues increased by $0.1 billion in the third quarter of 2004 for effects of certain derivatives transactions not qualifying for accounting purposes as hedges. Revenues also increased as a result of organic revenue growth, higher insurance investment income, the September 2005 Genworth secondary public offering and the effects of acquisitions and dispositions. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment), currency exchange rates and Insurance.

Revenues for the first nine months of 2005 were $58.4 billion, a $6.7 billion (13%) increase over the first nine months of 2004. Revenues decreased by $0.1 billion and increased by $0.1 billion for the first nine months of 2005 and 2004, respectively, for effects of certain derivatives transactions not qualifying for accounting purposes as hedges. Revenues also increased as a result of organic revenue growth, higher insurance investment income, the effects of acquisitions and dispositions, effects of the Genworth public offerings and the weaker U.S. dollar.

Net earnings for the third quarter and first nine months of 2005 were $2.7 billion and $7.3 billion, respectively, compared with $2.3 billion and $5.7 billion for the third quarter and first nine months of 2004, respectively.

Effects of acquisitions and dispositions on comparisons of our operations follow.

	Three months ended September 30		Nine months ended September 30
(In billions)	2005	2004	2005	2004

Acquisitions
Revenues	$0.6	$0.8	$2.5	$2.6
Net earnings	0.1	0.1	0.3	0.4

Dispositions
Revenues	-	(1.1)	0.2	(3.3)
Net earnings	0.2	(0.5)	0.3	(1.1)

We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to “acquired” businesses.

(13)

The provision for income taxes for the third quarter of 2005 (effective tax rate of 20.1%), compared with the third quarter of 2004 (effective tax rate of 21.1%) decreased primarily because of growth in low-taxed earnings from global operations including the ongoing reorganization of our foreign aircraft leasing operations.

The provision for income taxes for the first nine months of 2005 (effective tax rate of 18.6%), compared with the first nine months of 2004 (effective tax rate of 20.1%) decreased primarily because of growth in low-taxed earnings from global operations including the ongoing reorganization of our foreign aircraft leasing operations. This decrease was partially offset by the decrease in rate in 2004 from settlement of several issues with the IRS and adjustment to our full-year estimated effective tax rate, in accordance with policy, to reflect the tax benefits associated with the 2004 disposition of Genworth shares.

Segment Operations

Revenues and segment profit for operating segments are shown below. As described in our Form 8-K filed September 16, 2005, the General Electric Company (GE) reorganized its businesses on July 5, 2005, around markets and customers.

GE’s six reporting segments as of July 5, 2005, were as follows:

•
Commercial Finance - the combination of our previous Commercial Finance (excluding Aviation Financial Services, Energy Financial Services and Transportation Finance) and Insurance segments and GE Equity, previously reported in the Equipment & Other Services segment

•	Consumer Finance - unchanged

•	Healthcare - unchanged

•
Industrial - the combination of our previous Consumer & Industrial and Advanced Materials segments, the Security, Sensing and Fanuc Automation businesses of our previous Infrastructure segment, the Inspection Technologies business of our previous Transportation segment and Equipment Services, previously reported in the Equipment & Other Services segment

•
Infrastructure - the combination of our previous Energy and Transportation segments, the Water business of our previous Infrastructure segment, and Aviation Financial Services, Energy Financial Services and Transportation Finance of our previous Commercial Finance segment

•	NBC Universal - unchanged

GECS corporate items and eliminations includes the effects of eliminating transactions between operating segments for the registrant; liquidating businesses such as consolidated, liquidating securitization entities; under absorbed corporate overhead; the activities of functional departments such as tax and treasury; certain non-allocated amounts determined by the Chief Executive Officer; and a variety of sundry items. GECS corporate items and eliminations is not an operating segment, rather it is added to operating segment totals to reconcile to the consolidated totals of the financial statements.

The Chief Executive Officer allocates resources to, and assesses the performance of operations at the consolidated GE-level. GECS operations are a portion of those segments. We present below in their entirety the four GE segments that include financial services operations. We also provide a one-line reconciliation to GECS-only

(14)

results to eliminate GE businesses that are not financial services businesses. In addition to providing GE segments in their entirety, we have also provided supplemental information for certain segments. Our Chief Executive Officer does not separately assess the performance of, or allocate resources among, these product lines.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which precedes the current management team.

Segment profit always excludes the effects of principal pension plans and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for GE Healthcare, GE NBC Universal and the industrial businesses of the GE Industrial and GE Infrastructure segments; included in determining segment profit, which we refer to as “net earnings,” for GE Commercial Finance, GE Consumer Finance, and the financial services businesses of the GE Industrial segment (Equipment Services) and the GE Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

We have reclassified certain prior-period amounts to conform to the current period’s presentation.

Consolidated

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues
GE Commercial Finance	$12,190	$10,496	$34,531	$31,207
GE Consumer Finance	4,913	4,011	14,530	11,430
GE Industrial	8,257	7,635	24,178	22,344
GE Infrastructure	10,128	9,074	29,723	26,496
GECS corporate items and eliminations	231	289	656	1,010
Total revenues	35,719	31,505	103,618	92,487
Less portion of GE revenues not included in GECS	(15,294)	(13,892)	(45,234)	(40,810)
Total revenues in GECS	$20,425	$17,613	$58,384	$51,677

Segment profit
GE Commercial Finance	$1,451	$1,135	$3,916	$3,072
GE Consumer Finance	810	681	2,280	1,883
GE Industrial	629	402	1,790	1,220
GE Infrastructure	1,880	1,608	5,336	4,701
Total segment profit	4,770	3,826	13,322	10,876
GECS corporate items and eliminations	(25)	156	(100)	42
Less portion of GE profit not included in GECS	(2,060)	(1,729)	(5,970)	(5,171)
Total net earnings in GECS	$2,685	$2,253	$7,252	$5,747

(15)

GE Commercial Finance

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues	$12,190	$10,496	$34,531	$31,207

Net revenues
Total revenues	$12,190	$10,496	$34,531	$31,207
Interest expense	1,575	1,288	4,702	3,732
Total net revenues	$10,615	$9,208	$29,829	$27,475

Segment profit	$1,451	$1,135	$3,916	$3,072

	At
(In millions)	9/30/05	9/30/04	12/31/04

Total assets	$276,272	$353,112	$363,593

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues in GE
Capital Solutions	$2,834	$2,877	$8,579	$8,377
Insurance	6,776	5,544	19,116	17,051
Real Estate	1,022	730	2,664	2,190

Segment profit in GE
Capital Solutions	$444	$351	$1,055	$870
Insurance	239	120	906	583
Real Estate	343	243	893	750

	At
(In millions)	9/30/05	9/30/04	12/31/04

Total assets in GE
Capital Solutions	$83,724	$76,720	$80,514
Insurance	93,134	176,265	179,205
Real Estate	34,845	37,736	39,515

GE Commercial Finance revenues and net earnings increased 16% and 28%, respectively, compared with the third quarter of 2004. Revenues in the quarter included $0.2 billion from acquisitions and were reduced by $0.2 billion as a result of dispositions. Revenues in the quarter also increased $1.7 billion as a result of higher insurance investment income ($0.9 billion), organic revenue growth ($0.4 billion) and the effects of the September 2005 Genworth secondary public offering ($0.4 billion). Average assets in the noninsurance businesses increased 6%. These increases were partially offset by net declines in volume, including the effects of strategic exits of certain business channels at GE Insurance Solutions ($0.2 billion), the absence of revenue following the sale of Medical Protective Corporation at Insurance ($0.2 billion) in the second quarter of 2005 and the strengthening U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from higher insurance investment income (up $0.2 billion after

(16)

policyholder dividends), the after-tax effects of the Genworth public offerings ($0.2 billion) and core growth of the noninsurance businesses ($0.2 billion), partially offset by net declines in volume, including the effects of strategic exits of certain business channels at GE Insurance Solutions ($0.1 billion).

GE Commercial Finance revenues and net earnings increased 11% and 27%, respectively, compared with the first nine months of 2004. Revenues for the first nine months of 2005 and 2004 included $0.9 billion and $0.3 billion from acquisitions, respectively, and in 2005 were reduced by $0.3 billion as a result of dispositions. Revenues for the first nine months of 2005 also increased $3.0 billion as a result of higher insurance investment income ($1.6 billion), the effects of the Genworth public offerings ($1.0 billion), organic revenue growth ($0.8 billion) and the weaker U.S. dollar ($0.4 billion). Average assets in the noninsurance businesses increased 6%. These increases were partially offset by net declines in volumes, including the effects of strategic exits of certain business channels at GE Insurance Solutions ($0.9 billion) and the effects of the sale of Medical Protective Corporation at Insurance ($0.1 billion). The increase in net earnings resulted primarily from core growth of the noninsurance businesses ($0.4 billion), higher insurance investment income (up $0.4 billion after policyholder dividends), the after-tax effects of the Genworth public offerings ($0.3 billion) and acquisitions ($0.2 billion), partially offset by net declines in volume, including the effects of strategic exits of certain business channels at GE Insurance Solutions ($0.2 billion) and lower securitizations ($0.1 billion).

The most significant acquisitions affecting GE Commercial Finance results in 2005 were the Transportation Financial Services Group of CitiCapital, acquired during the first quarter of 2005; the U.S. leasing business of IKON Office Solutions, acquired during the second quarter of 2004; and the commercial lending business of Transamerica Finance Corporation, acquired during the first quarter of 2004.

GE Consumer Finance

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues	$4,913	$4,011	$14,530	$11,430

Net revenues
Total revenues	$4,913	$4,011	$14,530	$11,430
Interest expense	1,364	908	4,060	2,525
Total net revenues	$3,549	$3,103	$10,470	$8,905

Segment profit	$810	$681	$2,280	$1,883

	At
(In millions)	9/30/05	9/30/04	12/31/04

Total assets	$153,315	$122,190	$151,255

GE Consumer Finance revenues and net earnings increased 22% and 19%, respectively, compared with the third quarter of 2004. Revenues for the third quarter of 2005 included $0.4 billion from acquisitions and increased $0.5 billion primarily from organic revenue growth ($0.4 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion), including growth in lower taxed earnings from global operations, partially offset by increased costs to launch new products and promote brand awareness ($0.1 billion).

(17)

GE Consumer Finance revenues and net earnings increased 27% and 21%, respectively, compared with the first nine months of 2004. Revenues for the first nine months of 2005 included $1.5 billion from acquisitions, and increased $1.6 billion as a result of organic revenue growth ($1.3 billion) and the weaker U.S. dollar ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.5 billion), including growth in lower taxed earnings from global operations, and acquisitions ($0.1 billion), partially offset by increased costs to launch new products and promote brand awareness ($0.1 billion).

The most significant acquisitions affecting GE Consumer Finance results in 2005 were 2004 acquisitions. In the fourth quarter of 2004, we acquired Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia; the private-label credit card portfolio of Dillard’s Inc.; and the strategic joint venture with Hyundai Capital Services, Korea’s leading consumer finance company. In the second quarter of 2004, we acquired WMC Finance Co. (WMC), a U.S. wholesale mortgage lender.

GE Industrial

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues	$8,257	$7,635	$24,178	$22,344
Less portion of GE Industrial
not included in GECS	(6,548)	(5,970)	(19,243)	(17,500)
Total revenues in GECS	$1,709	$1,665	$4,935	$4,844

Segment profit	$629	$402	$1,790	$1,220
Less portion of GE Industrial
not included in GECS	(563)	(372)	(1,678)	(1,193)
Total segment profit in GECS	$66	$30	$112	$27

Revenues in GE
Consumer & Industrial	$3,522	$3,423	$10,359	$10,010
Equipment Services	1,709	1,665	4,935	4,844
Plastics	1,663	1,485	4,951	4,351

Segment profit in GE
Consumer & Industrial	$196	$163	$588	$516
Equipment Services	66	30	112	27
Plastics	197	94	645	346

GE Industrial revenue rose 8% in the third quarter of 2005 on higher prices ($0.4 billion) and higher volume ($0.2 billion) at the industrial businesses in the segment. The higher prices related primarily to Plastics and Consumer & Industrial. The volume increase related to the acquisitions of Edwards Systems Technology and InVision Technologies, Inc. by our Security business, partially offset by lower volume at Plastics. Revenues also increased as a result of organic revenue growth ($0.1 billion), substantially offset by the effects of the 2004 disposition of IT Solutions ($0.1 billion) at Equipment Services. Segment profit rose 56% as higher prices ($0.4 billion) and higher volume ($0.1 billion) more than offset higher material and other costs ($0.1 billion) and lower productivity ($0.1 billion) at the industrial businesses in the segment. Segment profit also increased as a result of increased net earnings at Equipment Services reflecting core growth.

(18)

GE Industrial revenues rose 8% for the nine months ended September 30, 2005, compared with the corresponding period of 2004 on higher prices ($1.3 billion), higher volume ($0.3 billion) and the effects of the weaker U.S. dollar ($0.2 billion) at the industrial businesses in the segment. Price increases related primarily to Plastics and Consumer & Industrial while volume increases related primarily to the acquisitions of Edwards System Technology and InVision Technologies, Inc. by our Security business, partially offset by lower volume at Plastics. Revenues also increased as a result of organic revenue growth ($0.3 billion) and acquisitions ($0.1 billion), partially offset by the effects of the 2004 disposition of IT Solutions ($0.3 billion) all at Equipment Services. Segment profit for the nine months of 2005 rose 47% as price increases ($1.3 billion), and higher volume ($0.1 billion) more than offset higher material and other costs ($0.7 billion) and lower productivity ($0.3 billion) at the industrial businesses in the segment. Segment profit also increased as a result of increased net earnings at Equipment Services reflecting core growth ($0.1 billion).

GE Infrastructure

	Three months ended September 30		Nine months ended September 30
(In millions)	2005	2004	2005	2004

Revenues	$10,128	$9,074	$29,723	$26,496
Less portion of GE Infrastructure
not included in GECS	(8,746)	(7,922)	(25,991)	(23,310)
Total revenues in GECS	$1,382	$1,152	$3,732	$3,186

Segment profit	$1,880	$1,608	$5,336	$4,701
Less portion of GE Infrastructure
not included in GECS	(1,497)	(1,357)	(4,292)	(3,978)
Total segment profit in GECS	$383	$251	$1,044	$723

Revenues in GE
Aviation(a)	$3,007	$2,667	$8,568	$7,916
Aviation Financial Services	964	792	2,600	2,284
Energy	3,681	3,417	11,516	10,186
Energy Financial Services	379	301	989	772
Oil & Gas	906	790	2,310	2,155
Rail	910	733	2,558	2,131

Segment profit in GE
Aviation(a)	$604	$518	$1,821	$1,529
Aviation Financial Services	195	76	543	353
Energy	584	553	1,786	1,741
Energy Financial Services	177	146	450	319
Oil & Gas	107	98	209	208
Rail	161	140	344	363

(a)	Previously referred to as GE Aircraft Engines.

GE Infrastructure revenues increased 12% in the third quarter of 2005 as higher volume ($1.1 billion) more than offset lower prices ($0.2 billion) at the industrial businesses in the segment. The increase in volume was primarily the result of increased sales at Energy, Aviation, Rail and Oil & Gas. The decrease in prices was primarily at

(19)

Energy. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.2 billion) and Energy Financial Services ($0.1 billion). Segment profit rose 17%, or $0.3 billion, in the third quarter of 2005 as higher productivity ($0.2 billion) and higher volume ($0.2 billion) were partially offset by lower prices ($0.2 billion) at the industrial businesses of the segment. Segment profit also increased as a result of increased net earnings at Aviation Financial Services ($0.1 billion), reflecting core growth with growth in lower taxed earnings from global operations, including the ongoing reorganization of our foreign aircraft leasing operations.

GE Infrastructure revenues rose 12% for the nine months ended September 30, 2005, compared with the first nine months of 2004 as higher volume ($3.1 billion) and the effects of the weaker U.S. dollar ($0.2 billion) were partially offset by lower prices ($0.5 billion) at the industrial businesses in the segment. The increase in volume was primarily at Energy, Aviation and Rail. The decrease in price was primarily at Energy, and was partially offset by increased prices at Rail. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.3 billion) and Energy Financial Services ($0.2 billion). Segment profit for the first nine months of 2005 rose 14% to $5.3 billion, compared with $4.7 billion in the corresponding period of 2004, as higher volume ($0.6 billion) and productivity ($0.2 billion) more than offset lower prices ($0.5 billion) and the effects of higher material and other costs ($0.2 billion) at the industrial businesses in the segment. The increase in volume primarily related to Energy and Aviation. Segment profit also increased as a result of increased net earnings at the financial services businesses. This increase reflected core growth at Aviation Financial Services ($0.2 billion), with growth in lower taxed earnings from global operations, including the ongoing reorganization of our foreign aircraft leasing operations and core growth at Energy Financial Services ($0.1 billion).

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

•
The U.S. dollar was slightly stronger at September 30, 2005, than it was at December 31, 2004, slightly reducing the translated levels of our non-U.S. dollar assets and liabilities. However, on average, the U.S. dollar has been weaker in 2005 than during the comparable 2004 period, resulting in increases in reported levels of non-U.S. dollar operations.

•
On September 27, 2005, we reduced our ownership of Genworth Financial, Inc. (Genworth) to 27%, a level of investment that is reported as an associated company. As an associated company, our ongoing interest in Genworth operating results as well as our $3.2 billion remaining net investment at September 30, 2005, were each presented on a one-line basis. On our September 30, 2005, Condensed Statement of Financial Position, one-line display of the net assets and liabilities reduced total assets by $83.4 billion. The most significant effects of this reduction were a decrease in investment securities ($54.1 billion) and insurance receivables ($10.5 billion) that affected our consolidated assets, and a decrease in insurance liabilities, reserves and annuity benefits ($61.9 billion) that affected our consolidated liabilities.

(20)

Investment securities comprise mainly available-for-sale investment-grade debt securities held by the Insurance business of GE Commercial Finance in support of obligations to annuitants and policyholders, and debt and equity securities designated as trading and associated with certain non-U.S. contractholders who generally retain the related risks and rewards. Investment securities were $78.5 billion at September 30, 2005, compared with $135.2 billion at December 31, 2004. The decrease of $56.7 billion was primarily the result of the Genworth deconsolidation (see note 9) and the sale of Medical Protective Corporation in the second quarter of 2005.

We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at September 30, 2005, approximately $0.1 billion was at risk of being charged to earnings in the next 12 months; substantially all of this amount related to the automotive and commercial airline industries.

Impairment losses for the first nine months of 2005 totaled $0.1 billion compared with $0.2 billion in the 2004 period. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio.

Gross unrealized gains and losses were $3.1 billion and $0.6 billion, respectively, at September 30, 2005, compared with $5.3 billion and $0.8 billion, respectively, at December 31, 2004, primarily reflecting the effects of the Genworth deconsolidation and a decrease in the estimated fair value of debt securities as interest rates increased. At September 30, 2005, available accounting gains could be as much as $0.9 billion, net of consequential adjustments to certain insurance assets that are amortized based on anticipated gross profits. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

At September 30, 2005, unrealized losses with a duration of 12 months or more related to investment securities collateralized by commercial aircraft were $0.2 billion. The aggregate amortized cost of these available-for-sale securities was $1.4 billion. We believe that our securities, which are current on all payment terms, were in an unrealized loss position because of ongoing negative market reaction to difficulties in the commercial airline industry. For these securities, we do not anticipate changes in the timing and amount of estimated cash flows, and expect full recovery of our amortized cost. Further, should our cash flow expectations prove to be incorrect, the current aggregate market values of aircraft collateral, based on information from independent appraisers, exceeded totals of both the market values and the amortized cost of our securities at September 30, 2005. See additional discussion of our positions in the commercial aviation industry under “C. Additional Considerations.”

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $286.1 billion at September 30, 2005, and $288.3 billion at December 31, 2004. The related allowance for losses at September 30, 2005, amounted to $5.0 billion compared with $5.6 billion at December 31, 2004, representing our best estimate of probable losses inherent in the portfolio.

A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of this discussion, “delinquent” receivables are those that are 30 days or more past due; “nonearning” receivables are those that are 90 days or more past due or for which collection has otherwise become doubtful; and “reduced-earning” receivables are commercial receivables whose terms have been restructured to a below-market yield.

(21)

GE Commercial Finance financing receivables, before allowance for losses, totaled $126.2 billion at September 30, 2005, compared with $124.5 billion at December 31, 2004, and consisted of loans and leases to the equipment and leasing, commercial and industrial, and real estate industries. This portfolio of receivables increased primarily from core growth ($24.0 billion) and acquisitions ($8.9 billion), partially offset by securitizations and sales ($26.8 billion) and the effects of the strengthening U.S. dollar ($1.8 billion). Related nonearning and reduced-earning receivables were $1.4 billion (1.1% of outstanding receivables) at both September 30, 2005 and year-end 2004. GE Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

GE Consumer Finance financing receivables, before allowance for losses, were $128.0 billion at September 30, 2005, compared with $127.8 billion at December 31, 2004, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased primarily as a result of core growth ($6.5 billion), partially offset by the effects of the strengthening U.S. dollar ($5.7 billion) and securitization activity ($0.6 billion). Nonearning consumer receivables were $2.7 billion at September 30, 2005, compared with $2.5 billion at December 31, 2004, representing 2.1% and 2.0% of outstanding receivables, respectively. The increase was primarily related to higher nonearning receivables in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio.

GE Infrastructure financing receivables, before allowance for losses, were $19.5 billion at September 30, 2005, compared with $20.9 billion at December 31, 2004, and consisted primarily of loans and leases to the commercial aircraft and energy industries. Related nonearning and reduced-earning receivables were $0.1 billion (0.4% of outstanding receivables) at September 30, 2005, compared with $0.2 billion (0.8% of outstanding receivables) at December 31, 2004.

Other financing receivables, before allowance for losses, were $12.4 billion and $15.1 billion at September 30, 2005 and December 31, 2004, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Nonearning receivables at September 30, 2005, were $0.1 billion (0.8% of outstanding receivables) compared with $0.2 billion (1.2% of outstanding receivables) at December 31, 2004.

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Consumer Finance financing receivables follow.

	Delinquency rates at
	9/30/05	(a)	12/31/04	9/30/04

GE Commercial Finance	1.24%		1.40%	1.62%
GE Consumer Finance	5.23		4.85	5.56

(a)	Subject to update.

Delinquency rates at GE Commercial Finance decreased from December 31, 2004, and September 30, 2004, to September 30, 2005, primarily resulting from improved collection efforts across all portfolios.

(22)

Delinquency rates at GE Consumer Finance increased from December 31, 2004, to September 30, 2005, as a result of higher delinquencies in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio. The decrease from September 30, 2004, to September 30, 2005, reflected the results of the standardization of our write-off policy and the acquisition of AFIG, partially offset by higher delinquencies in our European secured financing business.

C. Additional Considerations

Commercial Aviation

Demand in the global aviation markets has continued to be strong, the value of financed equipment has improved, and we continue to be confident in the global aviation industry's prospects. Our commercial aviation customers operating under bankruptcy protection are taking steps to reduce costs. Our financial exposure to these carriers is substantially secured by various Boeing, Airbus and Bombardier aircraft and operating equipment.

At September 30, 2005, our largest exposures to carriers operating in bankruptcy were to Delta Air Lines, $3.2 billion (pre-petition); UAL Corp., $1.4 billion; and Northwest Airlines Corporation (Northwest Airlines), $1.2 billion. For the first nine months of 2005, we recognized impairment charges and provisions amounting to $0.7 billion, the largest of which related to Northwest Airlines. Comparable 2004 year-to-date impairment charges and provisions amounted to $0.5 billion.

In the third quarter of 2005, both Delta Air Lines and Northwest Airlines filed for bankruptcy protection. Our pre-petition and small net post-petition financing positions with Delta Air Lines are substantially secured by collateral. We expect Northwest Airlines management to inform us of their intent with respect to the equipment that substantially secures our exposure with that airline. We have adjusted our estimates of cash flows and residual values to reflect the information available to us in this fluid situation and have provided for estimated incurred losses.

On September 27, 2005, US Airways Group, Inc. finalized the transaction under which America West and US Airways began operating as US Airways. Our exposure to US Airways at September 30, 2005, was $3.1 billion and is substantially secured. Because we agreed upon completion of the merger to restructure a number of lease agreements and to remove aircraft on a scheduled basis from the US Airways fleet, we expect that our exposure to US Airways will continue to decline.

D. Debt Instruments

During the first nine months of 2005, GECS and GECS affiliates issued $47 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 14 other global markets. Maturities for these issuances ranged from one to 32 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and asset growth. We anticipate that we will issue between $8 billion and $13 billion of additional long-term debt during the remainder of 2005, although the ultimate amount we issue will depend on our needs and on the markets.

(23)

Following is the composition of our debt obligations, excluding debt of consolidated, liquidating securitization entities such as asset-backed debt obligations.

	At
	9/30/05	12/31/04

Senior notes and other long-term debt	61%	58%
Commercial paper	24	25
Current portion of long-term debt	10	11
Other - bank and other retail deposits	5	6
Total	100%	100%

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2005, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We previously announced that the Boston District Office of the U.S. Securities and Exchange Commission had commenced an investigation and requested that GE and GE Capital voluntarily provide certain documents and information with respect to the use of hedge accounting for derivatives by GE and GE Capital. The SEC Staff advised GE in August 2005 that the SEC had issued a formal order of investigation in connection with this matter, which GE believes to be a common step in the process in such matters. GE and GE Capital have continued to voluntarily provide documents and information to the SEC Staff and intend to continue to cooperate fully with its investigation.

(24)

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

(25)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Services, Inc. (Registrant)
October 24, 2005	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(26)