Form 10-K
period 2005-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2006-03-03
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                        Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of the last business day of the registrant’s recently completed second fiscal quarter: None.

At March 2, 2006, 1,064 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2005 are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

(2)

PART I

Item 1. Business.

General Electric Capital Services, Inc.

General Electric Capital Services, Inc. (GE Capital Services or GECS) was incorporated in 1984 in Delaware. All of our outstanding common stock is owned, directly or indirectly, by General Electric Company (GE Company or GE). Our principal subsidiary, General Electric Capital Corporation (GE Capital or GECC), which we wholly-own, conducts most of GE’s financial services operations.

We operate in four of GE’s operating segments described below. These operations are subject to a variety of regulations in their respective jurisdictions.

Our services are offered primarily in North America, Europe and Asia. Our principal executive offices are located at 260 Long Ridge Road, Stamford, Connecticut 06927-1600. At December 31, 2005, our employment totaled approximately 80,000.

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

Operating Segments

In the fourth quarter of 2005, GE announced the planned sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions) and completed a Genworth Financial, Inc. (Genworth) secondary public offering, which reduced our ownership in Genworth to 18%. We have reported both GE Insurance Solutions and Genworth as discontinued operations for all periods presented. These businesses were previously reported in the GE Commercial Finance segment. Also, during the fourth quarter of 2005, our insurance activities, previously reported in the GE Commercial Finance segment, were transferred to GECS corporate items and eliminations for all periods presented.

For purposes of our segment discussions throughout this document, the financial services businesses (Equipment Services, Aviation Financial Services, Energy Financial Services and Transportation Finance), are reported in the GE Industrial and GE Infrastructure segments based on the approach management uses to allocate resources and assess performance. Although management’s approach to segments combines industrial businesses with financial services businesses, the financial services businesses will continue to be reported in the GECS financial statements. We will herein provide business descriptions for these specific financial services businesses.

(3)

We will also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

GE Commercial Finance

GE Commercial Finance (34.8%, 36.9% and 39.4% of total GECS revenues in 2005, 2004 and 2003, respectively) offers a broad range of financial services worldwide. We have particular mid-market expertise and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; commercial and residential real estate; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, telecommunications and healthcare industries.

During 2005, we made a number of acquisitions, the most significant of which were the Transportation Financial Services Group of CitiCapital; the Inventory Finance division of Bombardier Capital; Antares Capital Corp., a unit of Massachusetts Mutual Life Insurance Co.; and ING’s portion of Heller AG.

We operate in a highly competitive environment. Our competitors include commercial banks, investment banks, leasing companies, financing companies associated with manufacturers, and independent finance companies. Competition related to our lending and leasing operations is based on price, that is interest rates and fees, as well as deal structure and terms. Profitability is affected not only by broad economic conditions that affect customer credit quality and the availability and cost of capital, but also by successful management of credit risk, operating risk and market risks such as interest rate and currency exchange risks. Success requires high quality risk management systems, customer and industry specific knowledge, diversification, service and distribution channels, strong collateral and asset management knowledge, deal structuring expertise and the ability to reduce costs through technology and productivity.

Our headquarters are in Stamford, Connecticut with offices throughout North America, South America, Europe, Australia and Asia.

For further information about revenues, segment profit and total assets for GE Commercial Finance, see the Segment Operations section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 17.

Capital Solutions

Capital Solutions offers a broad range of financial services worldwide, and has particular mid-market expertise, offering loans, leases, inventory finance and other financial services to customers, including manufacturers, dealers and end-users for a variety of equipment and major capital assets. These assets include retail facilities; vehicles; corporate aircraft; and equipment used in many industries, including the construction, transportation, technology, and manufacturing industries.

Real Estate

Real Estate operates globally, both directly and through joint ventures. Our Real Estate business finances, with both equity and loan structures, the acquisition, refinancing and renovation of office buildings, apartment buildings, retail facilities, industrial properties, parking facilities and franchise properties. Our typical Real Estate loans are intermediate term, may be either senior or subordinated, fixed or floating-rate, and are secured by existing income-producing commercial properties. Our originations of low loan-to-value loans are conducted for term securitization

(4)

within one year. We invest in, and provide restructuring financing for, portfolios of mortgage loans, limited partnerships and tax-exempt bonds.

GE Consumer Finance

GE Consumer Finance (32.7%, 29.7% and 29.9% of total GECS revenues in 2005, 2004 and 2003, respectively) offers credit and deposit products and services to consumers, retailers, brokers and auto dealers in over 50 countries. We offer a broad range of financial products, including private-label credit cards; bank cards; Dual Cards™; corporate travel and purchasing cards; personal loans; auto loans; leases and inventory financing; residential mortgages; home equity loans; debt consolidation loans; current and savings accounts and insurance products related to consumer finance offerings for customers on a global basis.

In 2005, as part of our continued global expansion, we made a number of acquisitions, the most significant of which was a 25.5 percent voting stake in Garanti Bank, a full service bank in Turkey.

Our operations are subject to a variety of bank and consumer protection regulations, including regulations controlling data privacy. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers’ captive finance companies, and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks from fluctuations in retail sales, interest and currency exchange rates, and the consumer’s capacity to repay debt.

Our headquarters are in Stamford, Connecticut and our operations are located in North America, South America, Europe, Australia and Asia.

For further information about revenues, segment profit and total assets for GE Consumer Finance, see the Segment Operations section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 17.

GE Industrial

GE Industrial (11.2%, 12.4% and 7.8% of total GECS revenues in 2005, 2004 and 2003, respectively) produces and sells products including consumer appliances, industrial equipment and plastics, and related services. We also finance business equipment for a wide variety of customer applications.

Our operations are located in North America, Europe, Asia and South America.

For further information about revenues and segment profit for GE Industrial, see the Segment Operations section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 17.

Equipment Services

Equipment Services helps customers manage, finance and operate a wide variety of business equipment worldwide. We provide rentals, leases, sales and asset management services of commercial and transportation equipment, including tractors, trailers, railroad rolling stock, modular space units, intermodal shipping containers and, primarily through an associated company, marine containers. Our operations are conducted in highly competitive markets.

(5)

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

GE Infrastructure

GE Infrastructure (8.5%, 8.1% and 8.8% of total GECS revenues in 2005, 2004 and 2003, respectively) produces, sells, finances and services equipment for the air transportation and energy generation industries. We also produce, sell and service equipment for the rail transportation and water treatment industries.

Our operations are located in North America, Europe, Asia and South America.

For further information about revenues and segment profit for GE Infrastructure, see the Segment Operations section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 17.

Aviation Financial Services

Aviation Financial Services is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders, investors and airport developers. Financial products include leases, aircraft purchasing and trading, loans, engine/spare parts financing, pilot training, fleet planning and financial advisory services. We operate in a highly competitive environment. Our competitors include aircraft manufacturers, banks, financial institutions, and other finance and leasing companies. Competition is based on lease rates and terms, as well as aircraft delivery dates, condition and availability.

The U.S. commercial aviation industry continues to face challenges and financial pressure that affect a portion of our commercial aviation business. Many carriers are experiencing major restructuring and reorganization, including bankruptcies. These companies have experienced marginal returns and in some cases losses resulting from competitive pressures and increased fuel costs.

Energy Financial Services

Energy Financial Services offers structured equity, leveraged leasing, partnerships, project finance and broad-based commercial finance to the global energy and water industries. We operate in a highly competitive environment. Our competitors include banks, financial institutions, energy companies, and other finance and leasing companies. Competition is based on price, that is interest rates and fees, as well as deal structure and terms. As we compete globally, our success is sensitive to the economic and political environment of each country in which we do business.

Discontinued Operations

On November 18, 2005, GE announced that it had entered into an agreement with Swiss Reinsurance Company (Swiss Re) to sell the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions. The transaction is expected to close in the second quarter of 2006, subject to regulatory approvals and customary closing conditions.

(6)

In May 2004, we completed the initial public offering of Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Throughout 2005, we continued to reduce our ownership in Genworth, currently at 18%. We intend to continue to dispose of our remaining shares in 2006, subject to market conditions.

We reported both the portions of GE Insurance Solutions described above and Genworth as discontinued operations for all periods presented.

Regulations and Competition

Our activities are subject to a variety of U.S. federal and state regulations including, at the federal level, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and certain regulations issued by the Federal Trade Commission. A majority of states have ceilings on rates chargeable to customers on retail loan transactions, installment loans and revolving credit financing. Our insurance activities are regulated by various state insurance commissions and non-U.S. regulatory authorities. We are a unitary diversified savings and loan holding company by virtue of owning a federal savings bank in the U.S.; as such, we are subject to holding company supervision by the Office of Thrift Supervision. Our global operations are subject to regulation in their respective jurisdictions. To date, compliance with such regulations has not had a material adverse effect on our financial position or results of operations.

The businesses in which we engage are highly competitive. We are subject to competition from various types of financial institutions, including banks, thrifts, investment banks, broker-dealers, credit unions, leasing companies, consumer loan companies, independent finance companies, finance companies associated with manufacturers and insurance and reinsurance companies.

Business and Economic Conditions

Our businesses are generally affected by general business and economic conditions in countries in which we conduct business. When overall economic conditions deteriorate in those countries, there generally are adverse effects on our operations, although those effects are dynamic and complex. For example, a downturn in employment or economic growth in a particular national or regional economy will generally increase the pressure on customers, which generally will result in deterioration of repayment patterns and a reduction in the value of collateral. However, in such a downturn, demand for loans and other products and services we offer may actually increase. Interest rates, another macro-economic factor, are important to our businesses. In the lending and leasing businesses, higher real interest rates increase our cost to borrow funds, but also provide higher levels of return on new investments. For our operations, such as the insurance activities, that are linked less directly to interest rates, rate changes generally affect returns on investment portfolios.

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

(7)

development in our insurance businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

Item 1A. Risk Factors.

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Management’s Discussion and Analysis (MD&A), and the consolidated financial statements and related notes included in this report.

Our businesses routinely encounter and address risks, some of which will cause our future results to be different - sometimes materially different - than we presently anticipate. Discussion about the important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions included in the Business section of this Form 10-K. Below, we have described our present view of certain important strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will determine our future results.

Our global growth is subject to a number of economic, political and regulatory risks

We conduct our operations in virtually every part of the world. Global economic and regulatory developments affect businesses such as ours in many ways. Operations are subject to the effects of global competition. Particular local jurisdiction risks include regulatory risks arising from local laws and from local liquidity regulations, including risks of not being able to retrieve assets. Our global business is affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful.

Our credit ratings are important to our cost of capital

The major debt agencies routinely evaluate our debt and have given their highest debt ratings to us. One of our strategic objectives is to maintain these “Triple A” ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders. Failure to maintain our Triple A debt rating could adversely affect our cost of funds and related margins.

The disposition of businesses that do not fit with our evolving strategy can be highly uncertain

We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. Our decisions to sell Genworth and GE Insurance Solutions are recent examples of disposition decisions. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. Correspondingly, we may be too optimistic about a particular business's prospects, in which case we may be unable to find a buyer at a price acceptable to us and therefore may have potentially sacrificed enterprise value.

(8)

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We conduct our business from various facilities, most of which are leased. The locations of our primary facilities are described in Item 1. Business.

Item 3. Legal Proceedings.

In January 2005, the Boston District Office of the U.S. Securities and Exchange Commission (SEC) informed GE that it had commenced an investigation and requested that GE and GECC voluntarily provide certain documents and information with respect to the use of hedge accounting for derivatives by GE and GECC. The SEC Staff advised GE in August 2005 that the SEC had issued a formal order of investigation in connection with this matter, which GE believes to be a common step in the process in such matters. GE and GECC have continued to voluntarily provide documents and information to the SEC Staff and we are cooperating fully with its investigation.

On June 14, 2005, GE received a subpoena from the U.S. Attorney’s Office for the Southern District of New York seeking documents relating to finite risk insurance. The subpoena is general in nature. GE received a similar subpoena from the Northeast Regional Office of the SEC on April 29, 2005. We are cooperating fully with the SEC and the U.S. Attorney’s Office.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required by this form.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

See note 15 to the consolidated financial statements. Our common stock is owned entirely by GE and an affiliate and, therefore, there is no trading market in such stock.

(9)

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

(In millions)	2005	2004	2003	2002	2001

Revenues	$59,297	$52,894	$42,978	$40,345	$39,998
Earnings from continuing operations
before accounting changes	9,141	7,853	5,931	5,291	4,406
Earnings (loss) from discontinued operations,
net of taxes	(1,922)	534	2,057	(616)	1,130
Earnings before accounting changes	7,219	8,387	7,988	4,675	5,536
Cumulative effect of accounting changes	-	-	(339)	(1,015)	(12)
Net earnings	7,219	8,387	7,649	3,660	5,524
Shareowner’s equity	50,815	54,292	45,759	37,302	28,766
Minority interest	2,248	4,902	5,115	4,445	4,267
Short-term borrowings	157,672	154,292	153,748	128,240	159,346
Long-term borrowings	204,397	201,209	162,845	138,774	77,103
Return on average shareowner’s equity(a)	19.66%	17.09%	14.45%	17.49%	17.86%
GECS ratio of earnings to fixed charges	1.70	1.83	1.68	1.61	1.51
GECC ratio of debt to equity	7.09:1	6.46:1	6.63:1	6.46:1	7.21:1
Financing receivables - net	$287,639	$282,699	$248,114	$198,060	$172,346
Total assets of continuing operations	493,849	486,238	410,653	356,352	304,011
Total assets	540,605	618,504	554,871	489,820	425,473

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowner’s equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowner's equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2005, is described in the Supplemental Information section.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operations

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules. For such measures, we have provided supplemental explanations and reconciliations in the Supplemental Information section.

We present Management’s Discussion of Operations in four parts: Overview of Our Earnings from 2003 through 2005, Global Risk Management, Segment Operations and Global Operations.

Overview of Our Earnings from 2003 through 2005

Our results over the last several years reflect the global economic environment in which we operate. During these years, the economy has grown, but at a rate that, in historic terms, has been relatively modest. Long-term interest rates have been stable. We also experienced a weaker, but recently strengthening, U.S. dollar, escalating energy costs and higher fossil fuel-related raw material prices. Market developments in the commercial aviation industry also had significant effects on our results. We had 1,405 commercial aircraft on lease at December 31, 2005, an increase of 63 aircraft from last year. All of our aircraft were on lease at the end of 2005, and at that time we held

(10)

$10.6 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 73 aircraft ($4.8 billion list price) scheduled for delivery in 2006, all under agreement to commence operations with commercial airline customers. As the following pages show, our diversification and risk management strategies enabled us to continue to grow revenues and earnings to record levels during this challenging time.

GE Commercial Finance and GE Consumer Finance (together, 68% and 84% of total three-year revenues and total segment profit, respectively) are large, profitable growth businesses in which we continue to invest with confidence. In a challenging economic environment, these businesses grew earnings by a combined $1.3 billion and $1.0 billion in 2005 and 2004, respectively. GE Commercial Finance and GE Consumer Finance have delivered strong results through solid core growth, disciplined risk management and successful acquisitions. The most significant acquisitions affecting GE Commercial Finance and GE Consumer Finance results in 2005 were the commercial lending business of Transamerica Finance Corporation; WMC Finance Co. (WMC), a U.S. wholesale mortgage lender; Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia; and the Transportation Financial Services Group of CitiCapital. These acquisitions collectively contributed $1.9 billion and $0.2 billion to 2005 revenues and net earnings, respectively.

Overall, acquisitions contributed $3.0 billion, $3.4 billion and $2.3 billion to total revenues in 2005, 2004 and 2003, respectively. Our total net earnings in 2005, 2004 and 2003 included approximately $0.4 billion, $0.5 billion and $0.3 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $1.4 billion, $2.5 billion and $1.8 billion in 2005, 2004 and 2003, respectively. This resulted in lower earnings of $0.4 billion in both 2005 and 2004, and higher earnings of $0.3 billion in 2003.

Significant matters relating to our Statement of Earnings are explained below.

Insurance Exit. In 2005, we reduced our exposure to insurance in a disciplined fashion and our exit is now in sight.

•
On November 18, 2005, GE announced that it had entered into an agreement with Swiss Reinsurance Company (Swiss Re) to sell the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions). The transaction is expected to close in the second quarter of 2006, subject to regulatory approvals and customary closing conditions.

•
In May 2004, we completed the initial public offering of Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Throughout 2005, we continued to reduce our ownership in Genworth, currently at 18%. We intend to continue to dispose of our remaining shares in 2006, subject to market conditions.

We reported both the portions of GE Insurance Solutions described above and Genworth as discontinued operations for all periods presented. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

(11)

Interest on borrowings amounted to $14.3 billion, $11.1 billion and $9.9 billion in 2005, 2004 and 2003, respectively. Changes over the three-year period reflected increased average borrowings and increased interest rates. Our average borrowings were $346.1 billion, $319.2 billion and $305.0 billion in 2005, 2004 and 2003, respectively. Our average composite effective interest rate was 4.2% in 2005, compared with 3.5% in 2004 and 3.2% in 2003. Proceeds of these borrowings were used in part to finance asset growth and acquisitions. In 2005, our average assets of $487.0 billion were 10% higher than in 2004, which in turn were 15% higher than in 2003. See the Financial Resources and Liquidity section for a discussion of interest rate risk management.

Income taxes are a significant cost. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Our effective tax rate decreased to 10.8% in 2005 from 16.2% in 2004 and 14.3% in 2003. The 2005 rate reflects the net benefits, discussed below, of a reorganization of our aircraft leasing business; and an increase in lower-taxed earnings from global operations. Together, these items more than account for the 6.9 percentage point decrease in rate from 2004 reflected in the line “Tax on global activities including exports” in note 13. Partially offsetting these benefits was the nonrecurrence of the benefits from 2004 favorable settlements with the U.S. Internal Revenue Service (IRS) and the low-taxed disposition of a majority interest in Gecis, our business process outsourcing operation (now Genpact). The lack of counterparts to these items increased the 2005 tax rate by 2.2 percentage points.

The increase in our effective tax rate from 2003 to 2004 also reflected the net benefits, discussed below, of a reorganization of our aircraft leasing business, which decreased the 2004 effective tax rate 1.7 percentage points and is included in the line “Tax on global activities including exports” in note 13; tax benefits from favorable IRS settlements, which decreased the 2004 effective tax rate 1.3 percentage points and is included in the line “All other - net” in note 13; and the low-taxed disposition of a majority interest in Genpact which decreased the 2004 effective tax rate 0.9 percentage points, and is included in the line “Tax on global activities including exports” in note 13. Offsetting these benefits were the effects of higher pre-tax income and the nonrecurrence of a 2003 tax benefit on the disposition of shares of ERC Life Reinsurance Corporation.

As a result of the repeal of the extraterritorial income (ETI) taxing regime as part of the American Jobs Creation Act of 2004 (the Act), our aircraft leasing business no longer qualifies for a reduced U.S. tax rate. However, the Act also extended to aircraft leasing, the U.S. tax deferral benefits that were already available to other GE non-U.S. active operations. These legislative changes, coupled with a reorganization of our aircraft leasing business and a favorable Irish tax ruling, decreased our effective tax rate 3.0 percentage points in 2005 and 1.7 percentage points in 2004.

Global Risk Management

A disciplined approach to risk is important in a diversified organization such as ours in order to ensure that we are executing according to our strategic objectives and that we only accept risk for which we are adequately compensated. It is necessary for us to manage risk at the individual transaction level, and to consider aggregate risk at the customer, industry, geography and collateral-type levels, where appropriate.

Our Board of Directors oversees the risk management process, and approves directly or by delegation all significant acquisitions and dispositions as well as borrowings and investments. All participants in the risk

(12)

management process must comply with approval limits established by the Board.

The Chief Risk Officer is responsible, through the Corporate Risk Function, for establishing standards for the measurement, reporting and limiting of risk; for managing and evaluating risk managers; for approving risk management policies; and for reviewing major risk exposures and concentrations across the organization. Our Corporate Risk Function analyzes certain business risks and assesses them in relation to aggregate risk appetite and approval limits set by our Board of Directors.

Threshold responsibility for identifying, quantifying and mitigating risks is assigned to our individual businesses. Because the risks and their interdependencies are complex, we apply a Six Sigma-based analytical approach to each major product line that monitors performance against external benchmarks, proactively manages changing circumstances, provides early warning detection of risk and facilitates communication to all levels of authority. Other corporate functions such as Financial Planning and Analysis, Treasury, Legal and our Corporate Audit Staff support business-level risk management. Businesses that, for example, hedge financial risk with derivative financial instruments must do so using our centrally-managed Treasury function, providing assurance that the business strategy complies with our corporate policies and achieves economies of scale. We review risks periodically with business-level risk managers, senior management and our Board of Directors.

We employ about 11,000 dedicated risk professionals, including 6,600 involved in collection activities and 400 specialized asset managers who evaluate leased asset residuals and remarket off-lease equipment.

We manage a variety of risks including liquidity, credit, market and event risks.

•
Liquidity risk is the risk of being unable to accommodate liability maturities, fund asset growth and meet contractual obligations through access to funding at reasonable market rates. Additional information about our liquidity and how we manage this risk can be found in the Financial Resources and Liquidity section and in notes 11 and 18.

•
Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our lending and leasing activities (see the Financial Resources and Liquidity and Critical Accounting Estimates sections and notes 1, 6, 7 and 20) and derivative financial instruments activities (see note 18).

•
Market risk is the potential loss in value of investment and other asset and liability portfolios, including financial instruments, caused by changes in market variables, such as interest and currency exchange rates and equity and commodity prices. We are exposed to market risk in the normal course of our business operations as a result of our ongoing investing and funding activities. We attempt to mitigate the risks to our various portfolios arising from changes in interest and currency exchange rates in a variety of ways that often include offsetting positions in local currencies or selective use of derivatives. Additional information about how we mitigate the risks to our various portfolios from changes in interest and currency exchange rates can be found in the Financial Resources and Liquidity section and in note 18.

•
Event risk is that body of risk beyond liquidity, credit and market risk. Event risk includes the possibility of adverse occurrences both within and beyond our control. Examples of event risk include natural disasters, availability of necessary materials, guarantees of product performance and business interruption. This type of risk is often insurable, and success in managing this risk is ultimately determined by the balance between the level of risk retained or assumed and the cost of transferring the risk to others. The decision as to the

(13)

appropriate level of event risk to retain or cede is evaluated in the framework of business decisions. Additional information about certain event risk can be found in note 20.

Segment Operations

Operating segments comprise our four businesses focused on the broad markets they serve: GE Commercial Finance, GE Consumer Finance, GE Industrial and GE Infrastructure. For segment reporting purposes, certain financial services businesses are included in the industrial operating segments that actively manage such businesses and report their results for internal performance measurement purposes. These include Aviation Financial Services, Energy Financial Services and Transportation Finance reported in the GE Infrastructure segment, and Equipment Services reported in the GE Industrial segment.

In the fourth quarter of 2005, we commenced reporting businesses affected by our insurance exit as discontinued operations for all periods presented. These businesses were previously reported in the GE Commercial Finance segment. Also, during the fourth quarter of 2005, our insurance activities, previously reported in the GE Commercial Finance segment, were transferred to GECS corporate items and eliminations for all periods presented.

GECS corporate items and eliminations include the effects of eliminating transactions between operating segments; results of our insurance activities remaining in continuing operations; results of liquidating businesses such as consolidated, liquidating securitization entities; underabsorbed corporate overhead; certain non-allocated amounts determined by the Chief Executive Officer; and a variety of sundry items. GECS corporate items and eliminations is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements.

The Chief Executive Officer allocates resources to, and assesses the performance of operations at the consolidated GE-level. GECS operations are a portion of those segments. We present below in their entirety the four GE segments that include financial services operations. We also provide a one-line reconciliation to GECS-only results to eliminate GE businesses that are not financial services businesses. In addition to providing information on GE segments in their entirety, we have also provided supplemental information for certain businesses within the GE segments. Our Chief Executive Officer does not separately assess the performance of, or allocate resources among, these product lines.

Segment profit is determined based on internal performance measures used by the Chief Executive Officer to assess the performance of each business in a given period. In connection with that assessment, the Chief Executive Officer may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology development costs; certain gains and losses from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team.

Segment profit always excludes the effects of principal pension plans and results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for GE Healthcare, GE NBC Universal and the industrial businesses of the GE Industrial and GE Infrastructure segments; included in determining segment profit, which we refer to as “net earnings,” for GE Commercial Finance, GE Consumer Finance, and the financial services businesses of the GE

(14)

Industrial segment (Equipment Services) and the GE Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

For additional information about our segments, see Item 1, Business and note 17.

Summary of Operating Segments

(In millions)	2005	2004	2003

Revenues
GE Commercial Finance	$20,646	$19,524	$16,927
GE Consumer Finance	19,416	15,734	12,845
GE Industrial	32,631	30,722	24,988
GE Infrastructure	41,803	37,373	36,569
Total segment revenues	114,496	103,353	91,329
GECS corporate items and eliminations(a)	7,564	6,760	6,058
Total revenues	122,060	110,113	97,387
Less portion of GE revenues not included in GECS	(62,763)	(57,219)	(54,409)
Total revenues in GECS	$59,297	$52,894	$42,978

Segment profit
GE Commercial Finance	$4,290	$3,570	$2,907
GE Consumer Finance	3,050	2,520	2,161
GE Industrial	2,559	1,833	1,385
GE Infrastructure	7,769	6,797	7,362
Total segment profit	17,668	14,720	13,815
GECS corporate items and eliminations	129	706	117
Less portion of GE segment profit not included in GECS	(8,656)	(7,573)	(8,001)
Earnings in GECS from continuing operations before
accounting change	9,141	7,853	5,931
Earnings (loss) in GECS from discontinued operations, net of taxes	(1,922)	534	2,057
Earnings in GECS before accounting change	7,219	8,387	7,988
Cumulative effect of accounting change	-	-	(339)
Total net earnings in GECS	$7,219	$8,387	$7,649

(a)	Primarily revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(15)

GE Commercial Finance

(In millions)	2005	2004	2003

Revenues	$20,646	$19,524	$16,927

Segment profit	$4,290	$3,570	$2,907

December 31 (In millions)	2005	2004

Total assets	$190,546	$184,388

(In millions)	2005	2004	2003

Revenues in GE
Capital Solutions	$11,476	$11,503	$9,893
Real Estate	3,492	3,084	2,956

Segment profit in GE
Capital Solutions	$1,515	$1,325	$1,184
Real Estate	1,282	1,124	947

December 31 (In millions)	2005	2004

Assets in GE
Capital Solutions	$87,306	$80,514
Real Estate	35,323	39,515

GE Commercial Finance revenues and net earnings increased 6% and 20%, respectively, compared with 2004. Revenues during 2005 and 2004 included $1.0 billion and $0.3 billion from acquisitions, respectively, and in 2005 were reduced by $0.7 billion as a result of dispositions. Revenues during 2005 also increased $1.1 billion as a result of organic revenue growth ($0.8 billion) and the weaker U.S. dollar ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.6 billion), including growth in lower-taxed earnings from global operations, acquisitions ($0.2 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower securitizations ($0.1 billion).

GE Commercial Finance revenues and net earnings increased 15% and 23%, respectively, compared with 2003. The increase in revenues resulted primarily from acquisitions ($2.2 billion) and the weaker U.S. dollar ($0.6 billion), partially offset by lower securitizations ($0.2 billion). The increase in net earnings resulted primarily from acquisitions ($0.4 billion), core growth ($0.3 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by lower securitizations ($0.1 billion).

(16)

GE Consumer Finance

(In millions)	2005	2004	2003

Revenues	$19,416	$15,734	$12,845

Segment profit	$3,050	$2,520	$2,161

December 31 (In millions)	2005	2004

Total assets	$158,829	$151,255

GE Consumer Finance revenues and net earnings increased 23% and 21%, respectively, compared with 2004. Revenues for 2005 included $1.9 billion from acquisitions. Revenues during 2005 also increased $1.8 billion as a result of organic revenue growth ($1.5 billion) and the weaker U.S. dollar ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.6 billion), including growth in lower-taxed earnings from global operations, and acquisitions ($0.1 billion), partially offset by increased costs to launch new products and promote brand awareness ($0.2 billion).

GE Consumer Finance revenues and net earnings increased 22% and 17%, respectively, from 2003. The increase in revenues resulted primarily from organic revenue growth ($1.0 billion), acquisitions ($1.0 billion) and the weaker U.S. dollar ($0.8 billion). Organic revenue growth was achieved despite the absence of a 2004 counterpart to the 2003 gain on sale of The Home Depot private-label credit card receivables ($0.9 billion). The increase in net earnings resulted from core growth ($0.6 billion), including growth in lower-taxed earnings from global operations, acquisitions ($0.1 billion), and the weaker U.S. dollar ($0.1 billion), partially offset by the effects of The Home Depot private-label credit card receivables ($0.4 billion) and increased costs to launch new products and promote brand awareness in 2004 ($0.1 billion).

GE Industrial

(In millions)	2005	2004	2003

Revenues	$32,631	$30,722	$24,988
Less portion of GE Industrial not included in GECS	(26,004)	(24,151)	(21,631)
Total revenues in GECS	$6,627	$6,571	$3,357

Segment profit	$2,559	$1,833	$1,385
Less portion of GE Industrial not included in GECS	(2,362)	(1,751)	(1,461)
Total segment profit in GECS	$197	$82	$(76)

Revenues in GE
Consumer & Industrial	$14,092	$13,767	$12,843
Equipment Services	6,627	6,571	3,357
Plastics	6,606	6,066	5,501

Segment profit in GE
Consumer & Industrial	$871	$716	$577
Equipment Services	197	82	(76)
Plastics	867	566	503

(17)

GE Industrial revenues rose 6%, or $1.9 billion, in 2005 on higher prices ($1.5 billion), higher volume ($0.2 billion) and the weaker U.S. dollar ($0.2 billion) at the industrial businesses in the segment. We realized price increases primarily at Plastics and Consumer & Industrial. Volume increases related primarily to the acquisitions of Edwards Systems Technology and InVision Technologies, Inc. by our Security business, but were partially offset by lower volume at Plastics. Revenues at Equipment Services also increased as a result of organic revenue growth ($0.4 billion) and acquisitions ($0.1 billion), partially offset by the effects of the 2004 disposition of IT Solutions ($0.4 billion). Segment profit rose 35%, or $0.6 billion, at the industrial businesses in the segment in 2005 as price increases ($1.5 billion) and higher volume ($0.1 billion) more than offset higher material and other costs ($0.8 billion), primarily from commodities such as benzene and natural gas at Plastics, and lower productivity ($0.2 billion). Segment profit at Equipment Services also increased as a result of improved operating performance, reflecting core growth ($0.1 billion).

GE Industrial revenues rose 23%, or $5.7 billion, in 2004 on higher volume ($2.0 billion), primarily at Consumer & Industrial and Plastics, the weaker U.S. dollar ($0.5 billion) and higher prices ($0.1 billion) at the industrial businesses in the segment. Higher prices at Plastics, as demand for plastic resins increased, were partially offset by lower prices at Consumer & Industrial. On January 1, 2004, we consolidated Penske Truck Leasing Co., L.P. (Penske), previously accounted for using the equity method. As a result, consolidated operating lease rentals and other income increased by $2.6 billion and $0.6 billion, respectively, from 2003 levels. Segment profit rose 32%, or $0.4 billion in 2004, as productivity ($0.8 billion), primarily at Consumer & Industrial and Plastics, higher volume ($0.1 billion) and higher prices ($0.1 billion) more than offset higher material and other costs ($0.8 billion), primarily from commodities such as benzene and natural gas at Plastics. Segment profit at Equipment Services also rose on improved operating performance ($0.2 billion).

GE Infrastructure

(In millions)	2005	2004	2003

Revenues	$41,803	$37,373	$36,569
Less portion of GE Infrastructure not included in GECS	(36,759)	(33,068)	(32,778)
Total revenues in GECS	$5,044	$4,305	$3,791

Segment profit	$7,769	$6,797	$7,362
Less portion of GE Infrastructure not included in GECS	(6,294)	(5,822)	(6,540)
Total segment profit in GECS	$1,475	$975	$822

Revenues in GE
Aviation	$11,904	$11,094	$9,808
Aviation Financial Services	3,504	3,159	2,881
Energy	16,525	14,586	16,611
Energy Financial Services	1,349	972	805
Oil & Gas	3,598	3,135	2,842
Transportation	3,577	3,007	2,543

Segment profit in GE
Aviation	$2,573	$2,238	$1,809
Aviation Financial Services	764	520	506
Energy	2,665	2,543	3,875
Energy Financial Services	646	376	280
Oil & Gas	411	331	264
Transportation	524	516	450

(18)

GE Infrastructure revenues rose 12%, or $4.4 billion, in 2005 as higher volume ($4.3 billion) was partially offset by lower prices ($0.6 billion) at the industrial businesses in the segment. The increase in volume was primarily at Energy, Aviation and Transportation. The decrease in prices was primarily at Energy, and was partially offset by increased prices at Transportation and Aviation. Revenues also increased as a result of organic revenue growth at Energy Financial Services ($0.4 billion) and Aviation Financial Services ($0.3 billion).

Segment profit rose 14% to $7.8 billion, compared with $6.8 billion in 2004, as higher volume ($1.0 billion) and productivity ($0.2 billion including customer settlements and contract terminations) more than offset lower prices ($0.6 billion) and the effects of higher material and other costs ($0.3 billion) at the industrial businesses in the segment. The increase in volume primarily related to Energy, Aviation and Transportation. Segment profit also increased as a result of increased net earnings at the financial services businesses. This increase reflected core growth at Energy Financial Services ($0.3 billion) and core growth at Aviation Financial Services ($0.2 billion), including growth in lower-taxed earnings from global operations related to a reorganization of our aircraft leasing operations.

GE Infrastructure revenues increased 2%, or $0.8 billion, in 2004 as the weaker U.S. dollar ($0.5 billion), primarily at Energy, and higher volume ($0.4 billion) were partially offset by lower prices ($0.6 billion) at the industrial businesses of the segment, primarily at Energy. The increase in volume was the net result of increased sales in commercial services and military engines at Aviation and locomotives at Transportation, partially offset by lower sales at Energy. Energy sold 122 large heavy-duty gas turbines in 2004, compared with 175 in 2003. Financial services activity, primarily at Aviation Financial Services and Energy Financial Services, increased revenues primarily from organic revenue growth ($0.4 billion) and acquisitions ($0.1 billion).

Segment profit fell 8%, or $0.6 billion, in 2004 as lower material costs ($0.3 billion), primarily at Energy, and higher volume ($0.1 billion) were more than offset by lower prices ($0.6 billion) and lower productivity ($0.6 billion) at the industrial businesses of the segment. The lower productivity was the net effect of lower productivity at Energy, primarily from the anticipated decline in higher margin gas turbine sales and a decrease in customer contract termination fees, partially offset by higher productivity at Aviation. Segment profit from the financial services businesses, primarily Energy Financial Services, increased $0.1 billion as a result of core growth.

GE Infrastructure orders were $38.4 billion in 2005, up from $34.0 billion in 2004. The $29.2 billion total backlog at year-end 2005 comprised unfilled product orders of $18.8 billion (of which 65% was scheduled for delivery in 2006) and product service orders of $10.4 billion scheduled for 2006 delivery. Comparable December 31, 2004, total backlog was $27.8 billion, of which $18.2 billion was for unfilled product orders and $9.6 billion for product services orders.

Discontinued Insurance Operations

(In millions)	2005	2004	2003

Earnings (loss) in GECS from discontinued operations, net of taxes	$(1,922)	$534	$2,057

Discontinued operations comprise the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions and most of its affiliates, that GE agreed to sell in the fourth quarter of 2005; and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

(19)

Loss from discontinued operations in 2005 reflected losses from the portions of GE Insurance Solutions described above ($2.8 billion), partially offset by Genworth earnings ($0.9 billion). GE Insurance Solutions results will be included in our 2006 discontinued operations to the date of closing, which is expected to be in the second quarter. Dividends we receive from Genworth and any gains or losses on sales of our remaining 18% position in Genworth common stock will also be reported in discontinued operations.

Earnings from discontinued operations in 2004 reflected earnings of Genworth ($0.4 billion), including our share of 2004 earnings from operations ($0.8 billion), partially offset by the loss on the Genworth initial public offering in May 2004 ($0.3 billion), and GE Insurance Solutions ($0.1 billion), primarily 2004 operations.

For additional information related to discontinued operations see note 2.

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

Global revenues rose 18% to $29.7 billion in 2005 compared with $25.2 billion and $21.3 billion in 2004 and 2003, respectively. Global revenues as a percentage of total revenues were 50% in 2005, compared with 48% and 50% in 2004 and 2003, respectively. The effects of the weaker U.S. dollar on reported results were to increase revenues by $0.6 billion, $2.7 billion and $1.4 billion in 2005, 2004 and 2003, respectively; and to increase earnings by $0.1 billion, $0.1 billion and $0.2 billion in 2005, 2004 and 2003, respectively.

Revenues in the Pacific Basin increased 28% in 2005, primarily as a result of the acquisition of AFIG at GE Consumer Finance and organic revenue growth at GE Consumer Finance and GE Commercial Finance. Revenues increased 25% in Europe primarily as a result of higher investment income (largely offset by policyholder dividends) at our insurance activities, and organic revenue growth and acquisitions at GE Consumer Finance and GE Commercial Finance. Revenues in Other Global decreased 4% primarily as a result of the absence of a current-year counterpart to the 2004 gain on the sale of a majority interest in Genpact, partially offset by organic revenue growth at GE Infrastructure.

Global pre-tax earnings were $5.5 billion in 2005, an increase of 8% over 2004, which were 38% higher than in 2003. Pre-tax earnings in 2005 rose 28% in the Americas and 27% in Europe as a result of core growth, primarily at GE Commercial Finance and GE Consumer Finance. These increases in pre-tax earnings were partially offset by a 46% decrease in Other Global in 2005 as a result of the absence of a current-year counterpart to the 2004 gain on the sale of a majority interest in Genpact, and higher costs at GE Infrastructure.

(20)

Our global assets on a continuing basis of $261.9 billion at the end of 2005 were 1% higher than at the end of 2004, reflecting acquisitions and core growth, almost fully offset by the recently strengthening U.S. dollar.

Financial results of our global activities reported in U.S. dollars are affected by currency exchange. We use a number of techniques to manage the effects of currency exchange, including selective borrowings in local currencies and selective hedging of significant cross-currency transactions. Such principal currencies are the pound sterling, the euro, the Japanese yen and the Canadian dollar.

Financial Resources and Liquidity

This discussion of financial resources and liquidity addresses the Statement of Financial Position, the Statement of Changes in Shareowner’s Equity, the Statement of Cash Flows, Contractual Obligations, Off-Balance Sheet Arrangements, and Debt Instruments, Guarantees and Covenants.

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
In the fourth quarter of 2005, GE announced the planned sale of most of GE Insurance Solutions and completed a Genworth secondary public offering, which reduced our ownership in Genworth from 27% to 18%. We have separately reported the assets and liabilities related to these discontinued operations for all periods presented.

•
Our discontinued operations assets and liabilities decreased by $83.4 billion on September 27, 2005, when we reduced our ownership of Genworth to 27%, a level of investment that is reported as an associated company. As an associated company, our ongoing interest in Genworth operating results were presented on a one-line basis. This deconsolidation had a significant effect on our assets and liabilities of discontinued operations.

•
During 2005, we completed acquisitions of the Transportation Financial Services Group of CitiCapital, the Inventory Finance division of Bombardier Capital, Antares Capital Corp., a unit of Massachusetts Mutual Life Insurance Co., and ING’s portion of Heller AG.

•
The U.S. dollar was stronger at December 31, 2005, than it was at December 31, 2004, reducing the translated levels of our non-U.S. dollar assets and liabilities. However, on average, the U.S. dollar in 2005 has been weaker than during the comparable 2004 period, resulting in increases in reported levels of non-U.S. dollar operations as noted in the preceding Operations section.

•	Minority interest in equity of consolidated affiliates decreased $2.7 billion during 2005 principally from the redemption of preferred stock at GECC ($2.5 billion). See note 14.

Statement of Financial Position

Investment securities comprise mainly available-for-sale investment-grade debt securities supporting obligations to annuitants and policyholders, and debt and equity securities designated as trading and associated with certain non-U.S. insurance contractholders who retain the related investment risks and rewards except in the event of our bankruptcy or liquidation. Investment securities were $52.7 billion at December 31, 2005, compared with $56.5 billion at December 31, 2004.

(21)

We regularly review investment securities for impairment based on both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position and, for fixed maturities whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. Our impairment reviews involve our finance, risk and asset management teams as well as the portfolio management and research capabilities of our internal and third-party asset managers. Our qualitative review attempts to identify those issuers with a greater than 50% chance of default in the following 12 months. These securities are characterized as “at-risk” of impairment. Of available-for-sale securities with unrealized losses at December 31, 2005, approximately $0.1 billion was at risk of being charged to earnings in the next 12 months; substantially all of this amount related to the automotive and commercial aviation industries.

Impairment losses for 2005 totaled $0.1 billion compared with $0.2 billion in 2004. We recognized impairments in both periods for issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio.

Gross unrealized gains and losses were $2.4 billion and $0.5 billion, respectively, at December 31, 2005, compared with $2.9 billion and $0.5 billion, respectively, at December 31, 2004, primarily reflecting a decrease in the estimated fair value of debt securities as interest rates increased. At December 31, 2005, available accounting gains could be as much as $0.7 billion, net of consequential adjustments to certain insurance assets that are amortized based on anticipated gross profits. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. See note 5.

We also hold collateralized investment securities issued by various airlines, including those operating in bankruptcy. Total amortized cost of these securities was $1.7 billion at December 31, 2005, and total fair value was $1.6 billion. Unrealized losses totaling $0.1 billion were associated with securities in an unrealized loss position for more than 12 months, an improvement from the comparable $0.3 billion a year earlier. All of these securities have remained current on all payment terms; we do not expect the borrowers to default. Current appraised market values of associated aircraft collateral exceeded both the market value and the amortized cost of our related securities at December 31, 2005, offering protection in the event of foreclosure. Therefore, we expect full recovery of our investment as well as our contractual returns.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $292.2 billion at December 31, 2005, and $288.3 billion at December 31, 2004. The related allowance for losses at December 31, 2005, amounted to $4.6 billion, compared with $5.6 billion at December 31, 2004, representing our best estimate of probable losses inherent in the portfolio. The allowance for losses decreased $1.0 billion from 2004. The 2005 decrease reflected write-offs of previously reserved financing receivables ($0.8 billion), principally commercial aviation loans and leases in our GE Infrastructure segment, and the recently strengthening U.S. dollar ($0.2 billion). During 2005, changes in U.S. bankruptcy laws prompted certain customers to accelerate filing for bankruptcy protection. These changes had an inconsequential effect on our allowance and earnings. Balances at December 31, 2005 and 2004, included securitized, managed GE trade receivables of $3.9 billion and $3.5 billion, respectively. See notes 6 and 7.

A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; “nonearning” receivables

(22)

are those that are 90 days or more past due (or for which collection has otherwise become doubtful); and “reduced-earning” receivables are commercial receivables whose terms have been restructured to a below-market yield.

GE Commercial Finance financing receivables, before allowance for losses, totaled $131.8 billion at December 31, 2005, compared with $124.5 billion at December 31, 2004, and consisted of loans and leases to the equipment and leasing, commercial and industrial and real estate industries. This portfolio of receivables increased primarily from core growth ($39.9 billion) and acquisitions ($10.6 billion), partially offset by securitizations and sales ($37.3 billion) and the recently strengthening U.S. dollar ($2.0 billion). Related nonearning and reduced-earning receivables were $1.3 billion (1.0% of outstanding receivables) at December 31, 2005, and $1.4 billion (1.1% of outstanding receivables) at year-end 2004. GE Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

GE Consumer Finance financing receivables, before allowance for losses, were $130.1 billion at December 31, 2005, compared with $127.8 billion at December 31, 2004, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased primarily as a result of core growth ($11.3 billion) and acquisitions ($0.4 billion), partially offset by the recently strengthening U.S. dollar ($7.8 billion), securitizations ($0.7 billion), loans transferred to assets held for sale ($0.5 billion) and dispositions ($0.4 billion). Nonearning consumer receivables were $2.8 billion at December 31, 2005, compared with $2.5 billion at December 31, 2004, representing 2.1% and 2.0% of outstanding receivables, respectively. The increase was primarily related to higher nonearning receivables in our European secured financing business, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio.

GE Infrastructure financing receivables, before allowance for losses, were $19.1 billion at December 31, 2005, compared with $20.9 billion at December 31, 2004, and consisted primarily of loans and leases to the commercial aircraft and energy industries. Related nonearning and reduced-earning receivables were insignificant at December 31, 2005, down from $0.2 billion (0.8% of outstanding receivables) at December 31, 2004.

Other financing receivables, before allowance for losses, were $11.2 billion and $15.1 billion at December 31, 2005 and December 31, 2004, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Nonearning receivables at December 31, 2005, were $0.1 billion (0.7% of outstanding receivables) compared with $0.2 billion (1.2% of outstanding receivables) at December 31, 2004.

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Consumer Finance financing receivables follow.

December 31	2005	2004	2003

GE Commercial Finance	1.31%	1.40%	1.38%
GE Consumer Finance	5.08	4.85	5.62

Delinquency rates at GE Commercial Finance decreased from December 31, 2004, to December 31, 2005, primarily resulting from improved credit quality across all portfolios. The increase from December 31, 2003, to December 31, 2004, reflected the effect of certain acquired portfolios, partially offset by improvement in the overall core portfolio.

(23)

Delinquency rates at GE Consumer Finance increased from December 31, 2004, to December 31, 2005, as a result of higher delinquencies in our European secured financing business, discussed above. The decrease from December 31, 2003, to December 31, 2004, reflected the results of the standardization of our write-off policy, the acquisition of AFIG, and the U.S. acquisition of WMC, with lower relative delinquencies as a result of whole loan sales, partially offset by higher delinquencies in our European secured financing business, discussed above. See notes 6 and 7.

Other receivables totaled $19.1 billion at December 31, 2005, and $15.0 billion at December 31, 2004, and consisted primarily of nonfinancing customer receivables, insurance receivables, amounts due from GE (generally related to certain material procurement programs), amounts due under operating leases, receivables due on sale of securities and various sundry items.

Buildings and equipment consisted primarily of equipment provided to third parties on operating leases. Buildings and equipment amounted to $51.0 billion at December 31, 2005, up $4.7 billion from 2004, primarily reflecting acquisitions of commercial aircraft at the Aviation Financial Services business of GE Infrastructure. Details by category of investment are presented in note 8. Additions to buildings and equipment were $11.6 billion and $10.7 billion during 2005 and 2004, respectively, primarily reflecting additions of commercial aircraft at the Aviation Financial Services business of GE Infrastructure and vehicles at GE Commercial Finance and the Equipment Services business of GE Industrial.

Borrowings amounted to $362.1 billion at December 31, 2005, of which $157.7 billion is due in 2006 and $204.4 billion is due in subsequent years. Comparable amounts at the end of 2004 were $355.5 billion in total, $154.3 billion due within one year and $201.2 billion due thereafter. Included in our total borrowings were borrowings of consolidated, liquidating securitization entities amounting to $16.8 billion and $25.8 billion at December 31, 2005 and 2004, respectively. A large portion of our borrowings ($97.4 billion and $96.9 billion at the end of 2005 and 2004, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of GE Capital commercial paper were 45 days and 4.09% at the end of 2005, compared with 42 days and 2.39% at the end of 2004. The GE Capital ratio of debt to equity was 7.09 to 1 at the end of 2005 and 6.46 to 1 at the end of 2004. See note 11.

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

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates and terms of our borrowings match the expected yields and terms on our assets. To test the effectiveness of our positions, we assumed that, on January 1, 2006, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2006. We estimated, based on that year-end 2005 portfolio and holding everything else constant, that our 2006 net earnings would decline by $0.2 billion.

(24)

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2005 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. This analysis indicated that there would be an inconsequential effect on 2006 earnings of such a shift in exchange rates.

Statement of Changes in Shareowner’s Equity

Shareowner’s equity decreased $3.5 billion in 2005, and increased $8.5 billion in 2004 and 2003. Changes over the three-year period were largely attributable to net earnings, which were more than offset by dividends declared of $7.8 billion in 2005, and partially offset by dividends declared of $3.1 billion and $3.4 billion in 2004 and 2003, respectively. Currency translation adjustments decreased equity by $2.8 billion in 2005, compared with a $2.5 billion increase in 2004. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. In 2005, the U.S. dollar strengthened against the pound sterling and euro. In 2004, the pound sterling, euro and, to a lesser extent, Asian currencies strengthened against the U.S. dollar. See note 15. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated.

Overview of Our Cash Flow from 2003 through 2005

Our cash and equivalents aggregated $7.3 billion at the end of 2005, reduced from $9.2 billion at year-end 2004. Over the past three years, our borrowings with maturities of 90 days or less have decreased by $17.5 billion. New borrowings of $183.3 billion having maturities longer than 90 days were added during those years, while $138.4 billion of such long-term borrowings were retired.

Our principal use of cash has been investing in assets to grow our businesses. Of the $62.4 billion that we invested over the past three years, $36.9 billion was used for additions to financing receivables; $29.9 billion was used to invest in new equipment, principally for lease to others; and $31.5 billion was used for acquisitions of new businesses, the largest of which were the Transportation Financial Services Group of CitiCapital and the Inventory Finance division of Bombardier Capital in 2005; the commercial lending business of Transamerica Finance Corporation and Sophia S.A. in 2004; and First National Bank and Conseco in 2003.

Although we generated $55.1 billion from operating activities over the last three years, our cash is not necessarily freely available for alternative uses. For example, use of cash generated by our regulated activities is often restricted by such regulations. Further, any reinvestment in financing receivables is shown in cash used for investing activities, not operating activities. Therefore, maintaining or growing our assets requires that we invest much of the cash we generate from operating activities in our earning assets.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends and continue making selective investments for long-term growth.

(25)

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2005, follow.

	Payments due by period
(In billions)	Total	2006	2007-2008	2009-2010	2011 and thereafter

Borrowings (note 11)	$362.1	$157.7	$83.9	$45.6	$74.9

Interest on borrowings	64.0	12.0	17.0	10.0	25.0

Operating lease obligations (note 4)	4.0	0.8	1.3	0.9	1.0

Purchase obligations(a)(b)	22.0	15.0	6.0	1.0	-

Insurance liabilities (note 12)(c)	28.0	5.0	6.0	4.0	13.0

Other liabilities(d)	13.0	10.0	1.0	-	2.0

Contractual obligations of
discontinued operations(e)	12.0	1.0	1.0	1.0	9.0

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be classified as equipment leased to others, software acquisition/license commitments and any contractually required cash payments for acquisitions.

(b)	Excluded funding commitments entered into in the ordinary course of business. Further information on these commitments and other guarantees is provided in note 20.
(c)
Included guaranteed investment contracts (GICs), structured settlements and single premium immediate annuities based on scheduled payouts, as well as those contracts with reasonably determinable cash flows such as deferred annuities, universal life, term life, long-term care, whole life and other life insurance contracts.

(d)
Included an estimate of future expected funding requirements related to our pension benefit plans. Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above: deferred taxes, derivatives, deferred revenue and other sundry items. See notes 13 and 18 for further information on certain of these items.

(e)
Included payments for borrowings and interest on borrowings of $3.6 billion, operating lease obligations of $0.2 billion, other liabilities of $2.8 billion, and insurance liabilities of $5.4 billion. Insurance liabilities primarily included workers’ compensation tabular indemnity loan and long-term liability claims.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements in the ordinary course of business to improve shareowner returns. These securitization transactions also serve as funding sources for a variety of diversified lending and securities transactions. Our securitization transactions are similar to those used by many financial institutions.

In a typical securitization transaction, we sell assets to a special purpose entity (SPE), which has obtained cash by issuing beneficial interests, usually debt, to third parties. Securitization entities commonly use derivatives such as interest rate swaps to match interest rate characteristics of the assets with characteristics of the related beneficial interests. An example is an interest rate swap that serves to convert fixed rate assets to a variable rate, matching the cash flows on SPE floating rate debt. An investor in a beneficial interest usually has recourse to assets in the associated SPE, and often benefits from credit enhancements supporting those assets. The most common credit enhancement is overcollateralization, where we securitize a greater principal amount of assets than debt issued by the SPE. Our other credit enhancements are in the form of liquidity and credit support agreements and guarantee

(26)

and reimbursement contracts. We have provided $0.1 billion at year-end 2005 representing our best estimate of the fair value of potential losses under these arrangements.

Historically, we executed securitization transactions using entities sponsored by us and by third parties. Beginning in 2003, we only have executed securitization transactions with third parties in the asset-backed commercial paper and term markets. Securitization entities hold receivables secured by equipment, commercial and residential real estate, credit card receivables and other assets. Our total securitized assets at year-end 2005 amounted to $57.7 billion, a $3.1 billion increase from year-end 2004. Of that total, the off-balance sheet amount was $39.8 billion, up $11.2 billion from December 31, 2004, and the amount in consolidated, liquidating securitization entities was $17.9 billion, down $8.1 billion from December 31, 2004, reflecting repayments. See note 19 for further information.

We have extensive experience in evaluating economic, liquidity and credit risk related to the assets we securitize. Assets held by these entities are of high quality and we actively monitor them in accordance with our servicing role. We apply rigorous controls to the execution of securitization transactions and continuously monitor developments affecting credit. In view of our experience and taking into consideration the historical depth and liquidity of global commercial paper markets, we believe that, under any plausible future economic scenario, the likelihood is remote that the financial support arrangements we provide to securitization entities could have an adverse effect on our financial position or results of operations.

Debt Instruments, Guarantees and Covenants

The major debt rating agencies routinely evaluate the debt of GECS and GE Capital, our major borrowing affiliate. These agencies have given the highest debt ratings to GE Capital (long-term rating AAA/Aaa; short-term rating A-1+/P-1). One of our strategic objectives is to maintain these ratings, as they serve to lower our cost of funds and to facilitate our access to a variety of lenders. We manage our businesses in a fashion that is consistent with maintaining these ratings.

GECS and GE Capital have distinct business characteristics that the major debt rating agencies evaluate both quantitatively and qualitatively.

Quantitative measures include:

•	Earnings and profitability, revenue growth, the breadth and diversity of sources of income and return on assets,

•	Asset quality, including delinquency and write-off ratios and reserve coverage,

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

(27)

•	Strength of management, including experience, corporate governance and strategic thinking, and

•	Financial reporting quality, including clarity, completeness and transparency of all financial performance communications.

GE Capital’s ratings are supported contractually by a GE commitment to maintain the ratio of earnings to fixed charges at a specified level as described below.

As of January 1, 2003, we extended a business-specific, market-based leverage to the performance measurement of each of our businesses. As a result, at January 1, 2003, debt of $12.5 billion previously allocated to our segments was allocated to GECS corporate items and eliminations. We refer to this as “parent-supported debt.” As of December 31, 2004, $3.2 billion of such debt remained and was paid down during the first quarter of 2005.

During 2005, we paid $3.9 billion of special dividends to GE, which was a portion of the proceeds from the Genworth secondary public offerings.

During 2005, GECS and GECS affiliates issued $58 billion of senior, unsecured long-term debt and $2 billion of subordinated debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 15 other global markets. Maturities for these issuances ranged from one to 40 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue between $55 billion and $65 billion of additional long-term debt during 2006, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

Following is the composition of our debt obligations excluding any asset-backed debt obligations, such as debt of consolidated, liquidating securitization entities.

December 31	2005	2004

Senior notes and other long-term debt	57%	58%
Commercial paper	26	25
Current portion of long-term debt	12	11
Other - bank and other retail deposits	5	6
Total	100%	100%

We target a ratio for commercial paper of 25% to 35% of outstanding debt based on the anticipated composition of our assets and the liquidity profile of our debt. GE Capital is the most widely held name in global commercial paper markets.

We believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $57.2 billion of contractually committed lending agreements with 75 highly-rated global banks and investment banks. Total credit lines extending beyond one year increased $0.3 billion to $57.1 billion at December 31, 2005. See note 11.

(28)

Beyond contractually committed lending agreements, other sources of liquidity include medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets and potential sales of other assets.

Principal debt conditions are described below.

The following two conditions relate to GECS:

•
Swap, forward and option contracts are required to be executed under master-netting agreements containing mutual down-grade provisions that provide the ability of the counterparty to require assignment or termination if the long-term credit rating of GECS were to fall below A-/A3. Had this provision been triggered at December 31, 2005, we could have been required to disburse $2.0 billion.

•
If GE Capital’s ratio of earnings to fixed charges, which was 1.66:1 at the end of 2005, were to deteriorate to 1.10:1 or, upon redemption of certain preferred stock, its ratio of debt to equity, which was 7.09:1 at the end of 2005, were to exceed 8:1, GE has committed to contribute capital to GE Capital. GE also has guaranteed certain issuances of our subordinated debt with a face amount of $1.0 billion at December 31, 2005 and 2004.

The following three conditions relate to consolidated, liquidating securitization entities:

•
If the short-term credit rating of GE Capital or certain consolidated, liquidating securitization entities discussed further in note 19 were to fall below A-1/P-1, GE Capital would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that GE Capital would be required to provide in the event of such a downgrade is determined by contract, and amounted to $12.8 billion at January 1, 2006. Amounts related to non-consolidated SPEs were $1.7 billion.

•
If the long-term credit rating of GE Capital were to fall below AA/Aa2, GE Capital would be required to provide substitute credit support or liquidate the consolidated, liquidating securitization entities. The maximum amount that GE Capital would be required to substitute in the event of such a downgrade is determined by contract, and amounted to $0.6 billion at December 31, 2005.

•
For certain transactions, if the long-term credit rating of GE Capital were to fall below A/A2 or BBB+/Baa1 or its short-term credit rating were to fall below A-2/P-2, GE Capital could be required to provide substitute credit support or fund the undrawn commitment. GE Capital could be required to provide up to $2.0 billion in the event of such a downgrade based on terms in effect at December 31, 2005.

One group of consolidated SPEs holds high quality investment securities funded by the issuance of guaranteed investment contracts (GICs). If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide up to $4.1 billion of capital to such entities.

In our history, we have never violated any of the above conditions. We believe that under any reasonable future economic developments, the likelihood that any such arrangements could have a significant effect on our operations, cash flows or financial position is remote.

(29)

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

Our lending and leasing experience and the extensive data we accumulate and analyze facilitate estimates that have proven reliable over time. Our actual loss experience was in line with expectations for 2005, 2004 and 2003. While prospective losses depend to a large degree on future economic conditions, we do not anticipate significant adverse credit development in 2006. Further information is provided in the Financial Resources and Liquidity - Financing Receivables section, the Asset impairment section given below and in notes 1, 6 and 7.

Asset impairment assessment involves various estimates and assumptions as follows:

Investments. We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery and the financial health of and specific prospects for the issuer. We perform comprehensive market research and analysis and monitor market conditions to identify potential impairments. Further information about actual and potential impairment losses is provided in the Financial Resources and Liquidity - Investment Securities section and in notes 1 and 5.

Long-lived assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available and independent appraisals, as appropriate.

Commercial aircraft are a significant concentration of assets in GE Infrastructure, and are particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. Future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs

(30)

required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on current market values from independent appraisers.

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.3 billion and $0.1 billion in 2005 and 2004, respectively. In addition to these impairment charges relating to operating leases, we recorded provisions for losses on financing receivables related to commercial aircraft of $0.2 billion in 2005, primarily related to Northwest Airlines Corporation (Northwest Airlines), and $0.3 billion in 2004, primarily related to US Airways and ATA Holdings Corp.

Certain of our commercial aviation customers are operating under bankruptcy protection while they implement steps to return to profitable operations with a lower cost structure. At December 31, 2005, our largest exposures to carriers operating in bankruptcy were to Delta Air Lines, $2.3 billion; UAL Corp., $1.4 billion; and Northwest Airlines, $1.1 billion. Our financial exposures to these carriers are substantially secured by various Boeing, Airbus and Bombardier aircraft and operating equipment. On February 1, 2006, UAL Corp. emerged from bankruptcy protection.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations - Overview section and in notes 5, 8 and 20.

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

Further information is provided in notes 1 and 9.

Derivatives and Hedging. We use derivatives to manage a variety of risks, including risks related to interest rates, foreign exchange and commodity prices. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. The accounting guidance related to derivatives accounting is complex. Failure to apply this complex guidance correctly will result in all changes in the fair value of the derivative being reported in earnings, while offsetting changes in the fair value of the hedged item are reported in earnings only upon realization, regardless of whether the hedging relationship is economically effective.

In evaluating whether a particular relationship qualifies for hedge accounting, we first determine whether the relationship meets the strict criteria to qualify for exemption from ongoing effectiveness testing. For a relationship that does not meet these criteria, we test effectiveness at inception and quarterly thereafter by

(31)

determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. This test is conducted on a cumulative basis each reporting period. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third party confirmation.

At December 31, 2005, derivative assets and liabilities were $1.6 billion and $2.0 billion, respectively. Further information about our use of derivatives is provided in notes 11 and 18.

Other loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will materially exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. Further information is provided in note 20.

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred to:

•	Average total shareowner’s equity, excluding effects of discontinued operations

•	Delinquency rates on certain financing receivables of the GE Commercial Finance and GE Consumer Finance segments for 2005, 2004 and 2003

The reason we use these non-GAAP financial measures and their reconciliation to their most directly comparable GAAP financial measures follow.

Average Total Shareowner’s Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2005	2004	2003	2002	2001

Average total shareowner’s equity(b)	$54,206	$48,938	$41,979	$31,256	$24,896
Less:
Cumulative effect of earnings from
discontinued operations(c)	3,094	2,980	925	1,007	226
Average net investment in discontinued
operations(d)	4,620	-	-	-	-
Average total shareowner’s equity, excluding
effects of discontinued operations(a)	$46,492	$45,958	$41,054	$30,249	$24,670

(a)	Used for computing return on average shareowner’s equity shown in the Selected Financial Data section.
(b)	On an annual basis, calculated using a five-point average.
(c)	Represented the average cumulative net earnings effects of discontinued operations from 2001 to 2005 (on an annual basis, calculated using a five-point average).
(d)	Represented the average net investment in discontinued operations for the second half of 2005 only - see below.

(32)

U.S. GAAP requires earnings of discontinued operations to be displayed separately in the Statement of Earnings. Accordingly, the numerators used in our calculations of returns on average shareowner’s equity presented in Selected Financial Data section exclude those earnings (losses). Further we believe it is appropriate to exclude from the denominators, specifically the average total shareowner’s equity component, the cumulative effect of those earnings (losses) since 2000 for each of the five years for which such returns are presented, as well as our average net investment in discontinued operations for the second half of 2005 only. Had we disposed of these operations before mid-2005, proceeds would have been applied to reduce parent-supported debt; however since parent-supported debt was retired in the first half of 2005, we have assumed that any proceeds after that time would have been distributed to our shareowner by means of dividends, thus reducing average total shareowner’s equity.

Delinquency Rates on Certain Financing Receivables

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Consumer Finance financing receivables follow.

GE Commercial Finance

December 31	2005	2004	2003

Managed	1.31%	1.40%	1.38%
Off-book	0.76	0.90	1.27
On-book	1.53	1.58	1.41

GE Consumer Finance

December 31	2005	2004	2003

Managed	5.08%	4.85%	5.62%
Off-book	5.28	5.09	5.04
On-book	5.07	4.84	5.67

We believe that delinquency rates on managed financing receivables provide a useful perspective on our on and off-book portfolio quality and are key indicators of financial performance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about our global risk management can be found on page 12 of Item 7.

(33)

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Services, Inc.:

We have audited the statement of financial position of General Electric Capital Services, Inc. and consolidated affiliates (“GECS”) as of December 31, 2005 and 2004, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that GECS maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECS management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of GECS’ internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

(34)

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECS and consolidated affiliates as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, management’s assessment that GECS maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Furthermore, in our opinion, GECS maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

As discussed in note 1 to the consolidated financial statements, GECS in 2004 and 2003 changed its method of accounting for variable interest entities.

/s/ KPMG LLP
Stamford, Connecticut
February 10, 2006

(35)

General Electric Capital Services, Inc. and consolidated affiliates

Statement of Earnings

For the years ended December 31 (In millions)	2005	2004	2003

Revenues
Revenues from services (note 3)	$56,769	$50,054	$40,750
Sales of goods	2,528	2,840	2,228
Total revenues	59,297	52,894	42,978

Costs and expenses
Interest	14,308	11,121	9,897
Operating and administrative (note 4)	16,621	15,972	12,508
Cost of goods sold	2,369	2,741	2,119
Investment contracts, insurance losses and insurance annuity benefits	5,674	3,800	3,069
Provision for losses on financing receivables (note 7)	3,841	3,888	3,752
Depreciation and amortization (note 8)	6,037	5,816	4,587
Minority interest in net earnings of consolidated affiliates	202	190	127
Total costs and expenses	49,052	43,528	36,059

Earnings from continuing operations before income taxes
and accounting change	10,245	9,366	6,919
Provision for income taxes (note 13)	(1,104)	(1,513)	(988)

Earnings from continuing operations before accounting change	9,141	7,853	5,931
Earnings (loss) from discontinued operations, net of taxes (note 2)	(1,922)	534	2,057

Earnings before accounting change	7,219	8,387	7,988
Cumulative effect of accounting change (note 1)	-	-	(339)
Net earnings	$7,219	$8,387	$7,649

Statement of Changes in Shareowner’s Equity

(In millions)	2005	2004	2003
Changes in shareowner’s equity (note 15)
Balance at January 1	$54,292	$45,759	$37,302
Dividends and other transactions with shareowner	(7,800)	(3,003)	(3,438)
Changes other than transactions with shareowner
Increase attributable to net earnings	7,219	8,387	7,649
Investment securities - net	(591)	481	651
Currency translation adjustments - net	(2,817)	2,538	3,359
Cash flow hedges - net	541	239	255
Minimum pension liabilities - net	(29)	(109)	(19)
Total changes other than transactions with shareowner	4,323	11,536	11,895
Balance at December 31	$50,815	$54,292	$45,759

The notes to consolidated financial statements are an integral part of these statements.

(36)

General Electric Capital Services, Inc. and consolidated affiliates

Statement of Financial Position

At December 31 (In millions, except share amounts)	2005	2004

Assets
Cash and equivalents	$7,316	$9,191
Investment securities (note 5)	52,706	56,539
Inventories	159	189
Financing receivables - net (notes 6 and 7)	287,639	282,699
Other receivables	19,060	14,965
Buildings and equipment - net (note 8)	51,024	46,347
Intangible assets - net (note 9)	23,887	23,736
Other assets (note 10)	52,058	52,572
Assets of discontinued operations (note 2)	46,756	132,266
Total assets	$540,605	$618,504

Liabilities and equity
Borrowings (note 11)	$362,069	$355,501
Accounts payable	13,133	11,374
Investment contracts, insurance liabilities and insurance annuity benefits (note 12)	45,722	48,393
Other liabilities	17,453	19,300
Deferred income taxes (note 13)	12,597	11,669
Liabilities of and minority interest in discontinued operations (note 2)	36,568	113,073
Total liabilities	487,542	559,310

Minority interest in equity of consolidated affiliates (note 14)	2,248	4,902

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by consolidated affiliates at December 31, 2005 and 2004)	10	10
Common stock, $1,000 par value (1,260 shares authorized at December 31, 2005 and 2004, and 1,064 shares issued and outstanding at December 31, 2005 and 2004)	1	1
Accumulated gains (losses) - net
Investment securities	1,754	2,345
Currency translation adjustments	2,287	5,104
Cash flow hedges	(813)	(1,354)
Minimum pension liabilities	(179)	(150)
Additional paid-in capital	12,376	12,360
Retained earnings	35,379	35,976
Total shareowner’s equity (note 15)	50,815	54,292
Total liabilities and equity	$540,605	$618,504

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” as shown in note 15, and was $3,049 million and $5,945 million at December 31, 2005 and 2004, respectively.

The notes to consolidated financial statements are an integral part of this statement.

(37)

General Electric Capital Services, Inc. and consolidated affiliates

Statement of Cash Flows

For the years ended December 31 (In millions)	2005	2004	2003

Cash flows - operating activities
Net earnings	$7,219	$8,387	$7,649
Loss (earnings) from discontinued operations	1,922	(534)	(2,057)
Adjustments to reconcile net earnings to cash provided
from operating activities
Cumulative effect of accounting change	-	-	339
Depreciation and amortization of buildings and equipment	6,037	5,816	4,587
Deferred income taxes	(834)	3	817
Decrease (increase) in inventories	30	(9)	(35)
Increase in accounts payable	596	2,927	96
Increase (decrease) in insurance liabilities	1,034	1,959	(729)
Provision for losses on financing receivables	3,841	3,888	3,752
All other operating activities (note 16)	1,065	(2,312)	(360)
Cash from operating activities - continuing operations	20,910	20,125	14,059
Cash from operating activities - discontinued operations	3,854	6,002	7,389
Cash from operating activities	24,764	26,127	21,448

Cash flows - investing activities
Additions to buildings and equipment	(11,629)	(10,665)	(7,593)
Dispositions of buildings and equipment	6,027	5,838	4,918
Net increase in financing receivables (note 16)	(16,954)	(15,280)	(4,687)
Payments for principal businesses purchased	(7,167)	(13,888)	(10,482)
All other investing activities (note 16)	4,644	8,386	6,103
Cash used for investing activities - continuing operations	(25,079)	(25,609)	(11,741)
Cash used for investing activities - discontinued operations	(4,718)	(7,962)	(5,945)
Cash used for investing activities	(29,797)	(33,571)	(17,686)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(4,044)	33	(13,487)
Newly issued debt (maturities longer than 90 days) (note 16)	65,054	58,143	60,113
Repayments and other reductions (maturities longer
than 90 days) (note 16)	(49,709)	(45,538)	(43,202)
Dividends paid to shareowner	(7,816)	(3,105)	(3,435)
All other financing activities (note 16)	(1,191)	(3,397)	286
Cash from financing activities - continuing operations	2,294	6,136	275
Cash from (used for) financing activities - discontinued operations	478	2,402	(682)
Cash from (used for) financing activities	2,772	8,538	(407)

Increase (decrease) in cash and equivalents during year	(2,261)	1,094	3,355
Cash and equivalents at beginning of year	12,367	11,273	7,918
Cash and equivalents at end of year	10,106	12,367	11,273
Less cash and equivalents of discontinued operations at end of year	2,790	3,176	2,734
Cash and equivalents of continuing operations at end of year	$7,316	$9,191	$8,539

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(15,518)	$(11,304)	$(10,662)
Cash recovered (paid) during the year for income taxes	(1,425)	922	1,146

The notes to consolidated financial statements are an integral part of this statement.

(38)

General Electric Capital Services, Inc. and consolidated affiliates

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Accounting principles

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).

Consolidation

General Electric Capital Services, Inc. (GECS) owns all of the common stock of General Electric Capital Corporation (GE Capital or GECC) and GE Insurance Solutions Corporation (GE Insurance Solutions), the parent of Employers Reinsurance Corporation. In 2005, most of GE Insurance Solutions was classified as part of our discontinued insurance operations. See note 2. All of our outstanding common stock is owned by General Electric Company (GE Company or GE) and an affiliate of GE Company. Our financial statements consolidate all of our affiliates - companies that we control and in which we hold a majority voting interest. Associated companies are companies that we do not control but over which we have significant influence, most often because we hold a shareholder voting position of 20% to 50%. Results of associated companies are presented on a one-line basis. Investments in and advances to associated companies are presented on a one-line basis in the caption “Other assets” in our Statement of Financial Position, net of allowance for losses that represents our best estimate of probable losses inherent in such assets.

Because of new accounting requirements that became effective in 2004 and 2003, we consolidated certain non-affiliates, including certain special purpose entities (SPEs) and investments previously considered associated companies, in each of those years.

Financial statement presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Operating Segments

These comprise our four businesses focused on the broad markets they serve: GE Commercial Finance, GE Consumer Finance, GE Industrial and GE Infrastructure. For segment reporting purposes, certain financial services businesses are included in the industrial operating segments that actively manage such businesses and report their results for internal performance measurement purposes. These include Aviation Financial Services, Energy Financial Services and Transportation Finance reported in the GE Infrastructure segment, and Equipment Services reported in the GE Industrial segment.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations.

The effects of translating to U.S. dollars the financial statements of non-U.S. affiliates whose functional currency is the local currency are included in shareowner’s equity. Asset and liability accounts are translated at year-end exchange rates, while revenues and expenses are translated at average rates for the period.

(39)

Effects of transactions between related companies are eliminated. As a wholly-owned subsidiary, GECS enters into various operating and financing arrangements with GE. These arrangements are on terms that are commercially reasonable but are related party transactions and therefore require the following disclosures. At December 31, 2005 and 2004, Financing receivables included $3,904 million and $3,505 million, respectively, of receivables from GE customers. Other receivables included $3,961 million and $3,416 million, respectively, of receivables from GE. Buildings and equipment included $1,637 million and $1,866 million, respectively, of buildings and equipment leased to GE, net of accumulated depreciation. Borrowings included $1,448 million and $1,104 million, respectively, of amounts held by GE.

    Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Sales of goods

We record sales of goods when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of products is not assured, we record sales only upon formal customer acceptance.

Revenues from services (earned income)

We use the interest method to recognize income on all loans. Interest on loans includes origination, commitment and other non-refundable fees related to funding (recorded in earned income on the interest method). We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. We recognize interest income on nonearning loans either as cash is collected or on a cost-recovery basis as conditions warrant. We resume accruing interest on nonearning, non-restructured commercial loans only when (a) payments are brought current according to the loan’s original terms and (b) future payments are reasonably assured. When we agree to restructured terms with the borrower, we resume accruing interest only when reasonably assured that we will recover full contractual payments, and such loans pass underwriting reviews equivalent to those applied to new loans. We resume accruing interest on nonearning consumer loans when the customer’s account is less than 90 days past due.

We record financing lease income on the interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent our initial estimates of the fair value of the leased assets at the expiration of the lease and are based primarily on independent appraisals, which are updated periodically. Guarantees of residual values by unrelated third parties are considered part of minimum lease payments. Significant assumptions we use in estimating residual values include estimated net cash flows over the remaining lease term, results of future remarketing, and future component part and scrap metal prices, discounted at an appropriate rate.

We recognize operating lease income on a straight-line basis over the terms of underlying leases.

(40)

Fees include commitment fees related to loans that we do not expect to fund and line-of-credit fees. We record these fees in earned income on a straight-line basis over the period to which they relate. We record syndication fees in earned income at the time related services are performed, unless significant contingencies exist.

See the Investment securities and Investment contracts, insurance liabilities and insurance annuity benefits sections of this note for a description of accounting policies for these activities.

Depreciation and amortization

The cost of our equipment leased to others on operating leases is amortized on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment. See note 8.

Losses on financing receivables

Our allowance for losses on financing receivables represents our best estimate of probable losses inherent in the portfolio. Our method of calculating estimated losses depends on the size, type and risk characteristics of the related receivables. Write-offs are deducted from the allowance for losses and subsequent recoveries are added. Impaired financing receivables are written down to the extent that we judge principal to be uncollectible.

Our portfolio consists entirely of homogenous consumer loans and of commercial loans and leases. The underlying assumptions, estimates and assessments we use to provide for losses are continually updated to reflect our view of current conditions. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible to experience credit losses that are different from our current estimates.

Our consumer loan portfolio consists of smaller balance, homogenous loans including card receivables, installment loans, auto loans and leases and residential mortgages. We collectively evaluate each portfolio for impairment. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors.

During 2004, GE Consumer Finance adopted a global policy for uncollectible receivables that accelerated write-offs to follow one consistent basis. We write off unsecured closed-end installment loans at 120 days contractually past due and unsecured open-ended revolving loans at 180 days contractually past due. We write down loans secured by collateral other than real estate to the fair value of the collateral, less costs to sell, when such loans are 120 days past due. Consumer loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 360 days past due. Unsecured loans in bankruptcy are written off within 60 days of notification of filing by the bankruptcy court or within contractual write-off periods, whichever occurs earlier.

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger balance, non-homogenous loans and leases and smaller balance homogenous commercial and equipment loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely survey our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger balance, non-homogenous loans and leases, this survey first considers the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are

(41)

indications of potential impairment requiring further assessment of collectibility. We routinely receive financial, as well as rating agency reports, on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives - for example, for real estate loans, relevant markets are local; for aircraft loans, relevant markets are global. We provide allowances based on our evaluation of all available information, including expected future cash flows, fair value of collateral, net of disposal costs, and the secondary market value of the financing receivables. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based on historical and projected default rates and loss severity, and it is prepared by each respective line of business.

Experience is not available with new products; therefore, while we are developing that experience, we set loss allowances based on our experience with the most closely analogous products in our portfolio.

When we repossess collateral in satisfaction of a loan, we write down the receivable against the allowance for losses. Repossessed collateral is included in Other assets in the Statement of Financial Position and carried at the lower of cost or estimated fair value less costs to sell.

The remainder of our commercial loans and leases are portfolios of smaller balance homogenous commercial and equipment positions that we evaluate collectively for impairment based upon various statistical analyses considering historical losses and aging.

Sales of stock by affiliates

We record gains or losses on sales by an affiliate of its own shares as revenue unless realization of gains is not reasonably assured, in which case we record the results in shareowner’s equity.

Cash and equivalents

Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.

Investment securities

We report investments in debt and marketable equity securities, and equity securities in our insurance portfolio, at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Unrealized gains and losses on available-for-sale investment securities are included in shareowner’s equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings. For investment securities designated as trading, unrealized gains and losses are recognized currently in earnings. Realized gains and losses are accounted for on the specific identification method.

(42)

Inventories

All inventories are stated at the lower of cost or realizable values. Our inventories consist of finished products held for sale, and cost is determined on a first-in, first-out basis.

Intangible assets

We do not amortize goodwill, but test it annually for impairment using a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value method.

We amortize the cost of other intangibles over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

Investment contracts, insurance liabilities and insurance annuity benefits

Certain SPEs, which we consolidate, provide guaranteed investment contracts to states, municipalities and municipal authorities.

Our insurance activities also include providing insurance and reinsurance for life and health risks and providing certain annuity products. Three product groups are provided: traditional insurance contracts, investment contracts and universal life insurance contracts. Insurance contracts are contracts with significant mortality and/or morbidity risks, while investment contracts are contracts without such risks. Universal life insurance contracts are a particular type of long-duration insurance contract whose terms are not fixed and guaranteed.

For short-duration insurance contracts, including accident and health insurance, we report premiums as earned income over the terms of the related agreements, generally on a pro-rata basis. For traditional long-duration insurance contracts including term, whole life and annuities payable for the life of the annuitant, we report premiums as earned income when due.

Premiums received on investment contracts (including annuities without significant mortality risk) and universal life contracts are not reported as revenues but rather as deposit liabilities. We recognize revenues for charges and assessments on these contracts, mostly for mortality, contract initiation, administration and surrender. Amounts credited to policyholder accounts are charged to expense.

Liabilities for traditional long-duration insurance contracts represent the present value of such benefits less the present value of future net premiums based on mortality, morbidity, interest and other assumptions at the time the policies were issued or acquired. Liabilities for investment contracts and universal life policies equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date.

(43)

Liabilities for unpaid claims and claims adjustment expenses represent our best estimate of the ultimate obligations for reported and incurred-but-not-reported claims and the related estimated claim settlement expenses. Liabilities for unpaid claims and claims adjustment expenses are continually reviewed and adjusted through current operations.

Accounting change

On July 1, 2003, we adopted FIN 46, Consolidation of Variable Interest Entities, and, on January 1, 2004, the related subsequent amendment (FIN 46R). Consequently, in 2003 we recorded a $339 million after-tax charge related to the first-time consolidation of certain SPEs, reported in the caption “Cumulative effect of accounting change.” There was no earnings effect arising from our adoption of FIN 46R. Additional information about entities consolidated under these rules is provided in note 19.

Note 2. Discontinued Operations

Planned sale of GE Insurance Solutions

On November 18, 2005, Swiss Reinsurance Company (Swiss Re) agreed to buy the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions for $8.5 billion, including the assumption of $1.7 billion of debt. Of the consideration other than assumed debt, 55%, or $3.7 billion, will consist of some combination of cash and mandatory convertible instruments and 45%, or $3.1 billion, of newly issued Swiss Re common stock that will be restricted from sale for 360 days. The common stock position is expected to represent about a 12% ownership position in Swiss Re. Operating results through closing will be controlled by us and be for our benefit, we will be subject to certain restrictions with respect to conducting the businesses being sold, and we and Swiss Re will mutually indemnify each other. Effective at closing, all claims liabilities will be the responsibility of Swiss Re.

We presently expect this transaction to close in the second quarter of 2006, subject to regulatory approvals and customary closing conditions.

Sale of Genworth

In May 2004, we completed the initial public offering of Genworth Financial Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. During 2005, we reduced our ownership in Genworth to 18% through further sales of stock in three secondary public offerings. Our remaining available-for-sale investment in Genworth common stock is included in assets of discontinued operations, and results of future sales will be reported in discontinued operations.

Discontinued operations

At December 31, 2005, most of GE Insurance Solutions and Genworth were classified as discontinued operations and their results of operations, financial position and cash flows are separately reported for all periods presented. Summarized financial information for discontinued operations is set forth below. Gain (loss) on disposal included actual (Genworth) and estimated (GE Insurance Solutions) effects of these sales.

(44)

	Total			Genworth			GE Insurance Solutions
(In millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discontinued Operations
Before Disposal
Revenues from services	$15,359	$18,773	$21,755	$7,908	$10,148	$11,790	$7,451	$8,625	$9,965

Earnings (loss) from
discontinued operations
before minority interest
and income taxes	$(1,748)	$1,479	$2,682	$1,388	$1,546	$2,039	$(3,136)	$(67)	$643
Minority interest	394	200	2	394	200	2	-	-	-
Earnings (loss) from
discontinued operations
before income taxes	(2,142)	1,279	2,680	994	1,346	2,037	(3,136)	(67)	643
Income tax benefit (expense)	602	(409)	(623)	(618)	(566)	(640)	1,220	157	17
Earnings (loss) from
discontinued operations
before disposal,
net of taxes	$(1,540)	$870	$2,057	$376	$780	$1,397	$(1,916)	$90	$660

Disposal
Gain (loss) on disposal
before income taxes	$629	$(570)	$-	$932	$(570)	$-	$(303)	$-	$-
Income tax benefit (expense)	(1,011)	234	-	(380)	234	-	(631)	-	-
Gain (loss) on disposal,
net of taxes	$(382)	$(336)	$-	$552	$(336)	$-	$(934)	$-	$-

Earnings (loss) from
discontinued operations,
net of taxes	$(1,922)	$534	$2,057	$928	$444	$1,397	$(2,850)	$90	$660

	Total		Genworth		GE Insurance Solutions
December 31 (In millions)	2005	2004	2005	2004	2005	2004

Cash and equivalents	$2,790	$3,176	$-	$1,407	$2,790	$1,769
Investment securities	26,637	78,613	2,981	54,064	23,656	24,549
Other receivables	13,480	25,140	-	11,684	13,480	13,456
Other	3,849	25,337	-	20,642	3,849	4,695
Assets of discontinued operations	$46,756	$132,266	$2,981	$87,797	$43,775	$44,469

Investment contracts, insurance liabilities
and insurance annuity benefits	$31,043	$92,509	$-	$61,857	$31,043	$30,652
Other	5,525	16,784	-	11,437	5,525	5,347
Minority interest	-	3,780	-	3,780	-	-
Liabilities of and minority interest
in discontinued operations	$36,568	$113,073	$-	$77,074	$36,568	$35,999

Accumulated gains (losses) - net
Investment securities	$532	$869	$465	$707	$67	$162
Currency translation adjustments	(48)	591	-	332	(48)	259
Cash flow hedges	-	189	-	191	-	(2)
Total accumulated nonowner changes
other than earnings	$484	$1,649	$465	$1,230	$19	$419

(45)

Note 3. Revenues from Services

(In millions)	2005	2004	2003

Interest on loans	$20,096	$17,314	$15,448
Operating lease rentals	11,582	10,744	7,199
Investment income	4,278	2,801	1,628
Fees	4,180	3,254	2,494
Financing leases	3,990	4,160	4,206
Premiums earned by insurance activities	2,951	2,428	3,432
Other income	9,692	9,353	6,343
Total(a)	$56,769	$50,054	$40,750

(a)
Included $1,295 million, $962 million and $867 million from consolidated, liquidating securitization entities in 2005, 2004 and 2003, respectively. Of these amounts, $634 million in 2005 related to Australian Financial Investments Group (AFIG), a December 2004 acquisition.

Note 4. Operating and Administrative Expenses

Our employees and retirees are covered under a number of pension, health and life insurance plans. The principal pension plans are the GE Pension Plan, a defined benefit plan for U.S. employees and the GE Supplementary Pension Plan, an unfunded plan providing supplementary benefits to higher-level, longer-service U.S. employees. Employees of certain affiliates are covered under separate pension plans which are not significant individually or in the aggregate. We provide health and life insurance benefits to certain of our retired employees, principally through GE Company’s benefit program. The annual cost to us of providing these benefits is not material.

Rental expense under operating leases is shown below.

(In millions)	2005	2004	2003

Equipment for sublease	$385	$383	$338
Other rental expense	609	548	489

At December 31, 2005, minimum rental commitments under noncancelable operating leases aggregated $4,039 million. Amounts payable over the next five years follow.

(In millions)

2006	2007	2008	2009	2010
$778	$679	$582	$521	$388

(46)

Note 5. Investment Securities

	Estimated fair value
December 31 (In millions)	2005	2004

Available-for-sale securities	$44,564	$48,193
Trading securities	8,142	8,346
Total	$52,706	$56,539

Available-for-sale securities

December 31 (In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

2005
Debt:
U.S. corporate	$20,578	$1,317	$(339)	$21,556
State and municipal	810	47	(2)	855
Mortgage-backed(a)	5,677	44	(56)	5,665
Asset-backed	8,434	205	(19)	8,620
Corporate - non-U.S.	4,796	404	(11)	5,189
Government - non-U.S.	694	92	-	786
U.S. government and federal agency	803	61	(5)	859
Equity	838	229	(33)	1,034
Total available-for-sale securities	$42,630	$2,399	$(465)	$44,564	(b)

2004
Debt:
U.S. corporate	$22,703	$1,596	$(362)	$23,937
State and municipal	802	63	-	865
Mortgage-backed(a)	5,983	78	(25)	6,036
Asset-backed	7,610	251	(46)	7,815
Corporate - non-U.S.	5,309	405	(7)	5,707
Government - non-U.S.	1,423	100	-	1,523
U.S. government and federal agency	759	59	(1)	817
Equity	1,194	314	(15)	1,493
Total available-for-sale securities	$45,783	$2,866	$(456)	$48,193	(b)

(a)	Substantially collateralized by U.S. residential mortgages.
(b)	Included $16 million in 2005 and $684 million in 2004 of debt securities related to consolidated, liquidating securitization entities. See note 19.

(47)

The following tables present the gross unrealized losses and estimated fair values of our available-for-sale investment securities.

	Less than 12 months		12 months or more
December 31 (In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

2005
Debt:
U.S. corporate	$3,640	$(131)	$2,584	$(208)
State and municipal	77	(2)	-	-
Mortgage-backed	1,859	(22)	1,190	(34)
Asset-backed	1,495	(10)	383	(9)
Corporate - non-U.S.	286	(9)	73	(2)
U.S. government and federal agency	297	(5)	-	-
Equity	76	(24)	31	(9)
Total	$7,730	$(203)	$4,261	$(262)

2004
Debt:
U.S. corporate	$3,198	$(88)	$1,346	$(274)
Mortgage-backed	2,465	(19)	197	(6)
Asset-backed	1,586	(15)	429	(31)
Corporate - non-U.S.	2,512	(2)	168	(5)
U.S. government and federal agency	116	(1)	-	-
Equity	135	(13)	32	(2)
Total	$10,012	$(138)	$2,172	$(318)

Securities in an unrealized loss position for 12 months or more at December 31, 2005 and 2004, included investment securities collateralized by commercial aircraft, primarily Enhanced Equipment Trust Certificates, with unrealized losses of $96 million and $259 million, respectively, and estimated fair values of $1,207 million and $810 million, respectively. We review all of our investment securities routinely for other than temporary impairment as described in note 1. In accordance with that policy, we have provided for all amounts that we did not expect either to collect in accordance with the contractual terms of the instruments or to recover based on underlying collateral values. For our securities collateralized by commercial aircraft, that review included our best estimates of the securities’ cash flows and underlying collateral values, and assessment of whether the borrower was in compliance with terms and conditions. We believe that these securities, which are current on all payment terms, were trading at a discount to market value since the respective stated interest rates on the securities were below what was perceived as a market rate based on the ongoing negative market reaction to difficulties in the commercial airline industry. We do not anticipate changes in the timing and amount of estimated cash flows and we expect full recovery of our amortized cost. Should our cash flow expectation prove to be incorrect, the current appraised market values of associated collateral exceeded both the market value and the amortized cost of our related securities at December 31, 2005.

We presently intend to hold our investment securities in an unrealized loss position at December 31, 2005, at least until we can recover their respective amortized cost. We have the ability to hold our debt securities until their maturities.

(48)

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized cost	Estimated fair value

Due in
2006	$2,447	$2,444
2007-2010	4,603	4,601
2011-2015	4,786	4,874
2016 and later	15,845	17,326

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2005	2004	2003

Gains	$514	$413	$522
Losses, including impairments	(133)	(209)	(317)
Net	$381	$204	$205

Proceeds from available-for-sale investment securities sales amounted to $12,348 million, $9,402 million and $10,098 million in 2005, 2004 and 2003, respectively.

Trading securities

Gains and losses on trading securities are for the benefit of certain non-U.S. insurance contractholders. In 2005 and 2004, we recognized net pre-tax gains on such securities of $862 million and $284 million, respectively, and recognized corresponding insurance losses of $860 million and $280 million, respectively, reflecting the contractholders participation in the actual returns generated by these investments.

Note 6. Financing Receivables (investments in loans and financing leases)

December 31 (In millions)	2005	2004

Loans, net of deferred income	$227,923	$220,593
Investment in financing leases, net of deferred income	64,309	67,754
	292,232	288,347
Less allowance for losses (note 7)	(4,593)	(5,648)
Financing receivables - net	$287,639	$282,699

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

(49)

December 31 (In millions)	2005	2004

Loans, net of deferred income	$15,868	$20,728
Investment in financing leases, net of deferred income	769	2,125
	16,637	22,853
Less allowance for losses	(22)	(5)
Financing receivables - net	$16,615	$22,848

Details of financing receivables - net follow.

December 31 (In millions)	2005	2004

GE Commercial Finance
Equipment and leasing	$70,851	$64,540
Commercial and industrial	41,402	39,481
Real estate	19,555	20,470
	131,808	124,491

GE Consumer Finance
Non-U.S. residential mortgages	46,205	42,201
Non-U.S. installment and revolving credit	31,849	33,889
Non-U.S. auto	22,803	23,517
U.S. installment and revolving credit	21,963	21,385
Other	7,286	6,771
	130,106	127,763

GE Infrastructure(a)(b)	19,124	20,991

Other(c)	11,194	15,102
	292,232	288,347
Less allowance for losses	(4,593)	(5,648)
Total	$287,639	$282,699

(a)
Included loans and financing leases of $11,192 million and $13,562 million at December 31, 2005 and 2004, respectively, related to commercial aircraft at Aviation Financial Services and loans and financing leases of $5,419 million and $4,659 million at December 31, 2005 and 2004, respectively, related to Energy Financial Services.

(b)	Included only portions of the segment that are financial services businesses.
(c)	Included loans and financing leases of $10,160 million and $13,759 million at December 31, 2005 and 2004, respectively, related to certain consolidated, liquidating securitization entities.

Financing receivables include both loans and financing leases. Loans represent transactions in a variety of forms, including revolving charge and credit, mortgages, installment loans, intermediate-term loans and revolving loans secured by business assets. The portfolio includes loans carried at the principal amount on which finance charges are billed periodically, and loans carried at gross book value, which includes finance charges.

Investment in financing leases consists of direct financing and leveraged leases of aircraft, railroad rolling stock, autos, other transportation equipment, data processing equipment, medical equipment, commercial real estate and other manufacturing, power generation, and commercial equipment and facilities.

(50)

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

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2005	2004	2005	2004	2005	2004

Total minimum lease payments
receivable	$86,436	$91,840	$60,594	$63,733	$25,842	$28,107
Less principal and interest on
third-party nonrecourse debt	(19,061)	(20,992)	-	-	(19,061)	(20,992)
Net rentals receivable	67,375	70,848	60,594	63,733	6,781	7,115
Estimated unguaranteed residual
value of leased assets	9,379	10,323	6,260	6,898	3,119	3,425
Less deferred income	(12,445)	(13,417)	(9,305)	(9,966)	(3,140)	(3,451)
Investment in financing leases,
net of deferred income	64,309	67,754	57,549	60,665	6,760	7,089
Less amounts to arrive at net
investment
Allowance for losses	(525)	(1,090)	(380)	(903)	(145)	(187)
Deferred taxes	(8,037)	(9,767)	(3,495)	(5,099)	(4,542)	(4,668)
Net investment in financing leases	$55,747	$56,897	$53,674	$54,663	$2,073	$2,234

(a)	Included $475 million and $489 million of initial direct costs on direct financing leases at December 31, 2005 and 2004, respectively.
(b)
Included pre-tax income of $248 million and $340 million and income tax of $96 million and $131 million during 2005 and 2004, respectively. Net investment credits recognized during 2005 and 2004 were inconsequential.

Contractual Maturities

(In millions)	Total loans	Net rentals receivable

Due in
2006	$74,232	$17,812
2007	30,610	14,320
2008	23,696	10,756
2009	13,812	7,261
2010	14,306	4,164
2011 and later	71,267	13,062
Total	$227,923	$67,375

(51)

We expect actual maturities to differ from contractual maturities.

Individually “impaired” loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

December 31 (In millions)	2005	2004

Loans requiring allowance for losses	$1,479	$1,689
Loans expected to be fully recoverable	451	520
	$1,930	$2,209

Allowance for losses	$627	$749
Average investment during year	2,118	2,403
Interest income earned while impaired(a)	46	26

(a)	Recognized principally on cash basis.

Note 7. Allowance for Losses on Financing Receivables

(In millions)	2005	2004	2003

Balance at January 1
GE Commercial Finance	$1,562	$1,952	$2,407
GE Consumer Finance	3,473	3,984	2,782
GE Infrastructure(a)	583	293	258
Other	30	27	53
	5,648	6,256	5,500

Provision charged to operations
GE Commercial Finance	293	327	874
GE Consumer Finance	3,337	3,219	2,808
GE Infrastructure(a)	210	325	28
Other	1	17	42
	3,841	3,888	3,752

Other additions (reductions)	(487)	(74)	679

Gross write-offs
GE Commercial Finance	(892)	(928)	(1,312)
GE Consumer Finance(b)	(4,447)	(4,423)	(3,114)
GE Infrastructure(a)	(572)	(27)	(24)
Other	(48)	(74)	(73)
	(5,959)	(5,452)	(4,523)

(52)

(In millions)	2005	2004	2003

Recoveries
GE Commercial Finance	180	161	124
GE Consumer Finance	1,359	846	710
GE Infrastructure(a)	-	2	2
Other	11	21	12
	1,550	1,030	848

Balance at December 31
GE Commercial Finance	1,110	1,562	1,952
GE Consumer Finance	3,234	3,473	3,984
GE Infrastructure(a)	220	583	293
Other	29	30	27
Total	$4,593	$5,648	$6,256

(a)	Included only portions of the segment that are financial services businesses.
(b)	Included $889 million in 2004 related to the standardization of our write-off policy.

See note 6 for amounts related to consolidated, liquidating securitization entities.

Selected Financing Receivables Ratios

December 31	2005	2004

Allowance for losses on financing receivables as a percentage of total financing receivables
GE Commercial Finance	0.84%	1.25%
GE Consumer Finance	2.49	2.72
GE Infrastructure(a)	1.15	2.78
Other	0.26	0.20
Total	1.57	1.96

Nonearning and reduced earning financing receivables as a percentage of total financing receivables
GE Commercial Finance	1.0%	1.1%
GE Consumer Finance	2.1	2.0
GE Infrastructure(a)	0.1	0.8
Other	0.7	1.2
Total	1.4	1.5

(a)	Included only portions of the segment that are financial services businesses.

(53)

Note 8. Buildings and Equipment

December 31 (Dollars in millions)	Estimated useful lives-new (years)	2005	2004

Original cost(a)
Buildings and equipment	2-40	$5,547	$5,684
Equipment leased to others
Aircraft	20	32,941	26,837
Vehicles	1-14	23,208	23,056
Railroad rolling stock	3-30	3,327	3,390
Mobile and modular space	12-18	2,889	2,965
Construction and manufacturing	5-25	1,609	1,772
All other	2-33	2,834	3,021
Total		$72,355	$66,725

Net carrying value(a)
Buildings and equipment		$3,116	$3,295
Equipment leased to others
Aircraft(b)		27,116	21,991
Vehicles		14,064	14,062
Railroad rolling stock		2,188	2,193
Mobile and modular space		1,496	1,636
Construction and manufacturing		1,088	1,157
All other		1,956	2,013
Total		$51,024	$46,347

(a)	Included $1,935 million and $2,243 million of original cost of assets leased to GE with accumulated amortization of $298 million and $377 million at December 31, 2005 and 2004, respectively.
(b)
The Aviation Financial Services business of GE Infrastructure recognized impairment losses of $295 million in 2005 and $148 million in 2004 recorded in the caption “Depreciation and amortization” in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

Amortization of equipment leased to others was $5,642 million, $5,365 million and $4,224 million in 2005, 2004 and 2003, respectively. Noncancelable future rentals due from customers for equipment on operating leases at December 31, 2005, are due as follows:

(In millions)

Due in
2006	$7,615
2007	6,099
2008	4,743
2009	3,375
2010	2,642
2011 and later	7,840
Total	$32,314

(54)

Note 9. Intangible Assets

December 31 (In millions)	2005	2004

Goodwill	$21,337	$21,590
Intangible assets subject to amortization	2,550	2,146
Total	$23,887	$23,736

Changes in goodwill balances, net of accumulated amortization, follow.

	2005
(In millions)	GE Commercial Finance	GE Consumer Finance	GE Industrial(a)	GE Infrastructure(a)	Total

Balance January 1	$10,141	$9,860	$1,459	$130	$21,590
Acquisitions/purchase accounting
adjustments	766	(24)	(2)	(4)	736
Currency exchange and other	(286)	(652)	(51)	-	(989)
Balance December 31	$10,621	$9,184	$1,406	$126	$21,337

	2004
(In millions)	GE Commercial Finance	GE Consumer Finance	GE Industrial(a)		GE Infrastructure(a)	Total

Balance January 1	$9,145	$8,163	$380		$114	$17,802
Acquisitions/purchase accounting
adjustments	929	1,275	(11)		9	2,202
Currency exchange and other	67	422	1,090	(b)	7	1,586
Balance December 31	$10,141	$9,860	$1,459		$130	$21,590

(a)	Included only portions of the segment that are financial services businesses.
(b)	Included $1,055 million of goodwill associated with the consolidation of Penske effective January 1, 2004.

The amount of goodwill related to new acquisitions recorded during 2005 was $950 million, the largest of which were Antares Capital Corp. ($407 million), the Transportation Financial Services Group of CitiCapital ($226 million) and the Inventory Finance division of Bombardier Capital ($191 million) by GE Commercial Finance.

The amount of goodwill related to purchase accounting adjustments to prior-year acquisitions during 2005 was $214 million, primarily associated with the 2004 acquisitions of Australian Financial Investment Group (AFIG) by GE Consumer Finance and Sophia S.A. by GE Commercial Finance.

The amount of goodwill related to new acquisitions during 2004 was $1,969 million, the largest of which were WMC Finance Co. ($520 million) and AFIG ($301 million) by GE Consumer Finance, and Sophia S.A. ($511 million) and most of the commercial lending business of Transamerica Finance Corporation ($294 million) by GE Commercial Finance.

(55)

The amount of goodwill related to purchase accounting adjustments to prior-year acquisitions during 2004 was $233 million, primarily associated with the 2003 acquisition of Allbank and First National Bank at GE Consumer Finance.

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

Intangible Assets Subject to Amortization

	2005			2004
December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Capitalized software	$1,478	$(799)	$679	$1,268	$(672)	$596
Patents, licenses and
trademarks	497	(272)	225	438	(226)	212
All other	2,661	(1,015)	1,646	2,226	(888)	1,338
Total	$4,636	$(2,086)	$2,550	$3,932	$(1,786)	$2,146

Amortization expense related to intangible assets subject to amortization was $459 million and $519 million for 2005 and 2004, respectively.

(56)

Note 10. Other Assets

December 31 (In millions)	2005	2004

Investments
Associated companies	$13,481	$10,644
Real estate(a)	16,467	19,163
Assets held for sale(b)	8,574	6,501
Cost method(c)	2,280	2,392
Other	3,072	3,876
	43,874	42,576

Deferred acquisition costs	1,541	1,619
Derivative instruments	1,622	3,052
Advances to suppliers	1,762	1,754
Other	3,259	3,571
Total(d)	$52,058	$52,572

(a)
Our investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2005: office buildings (52%), apartment buildings (20%), retail facilities (7%), industrial properties (6%), parking facilities (5%), franchise properties (3%) and other (7%). At December 31, 2005, investments were located in Europe (46%), North America (35%) and Asia (19%).

(b)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale, securitization or other means. Such assets consisted primarily of real estate properties and mortgage and credit card receivables, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell.

(c)
The fair value of and unrealized loss on those investments in a continuous loss position for less than 12 months in 2005 were $100 million and $31 million, respectively. The fair value of and unrealized loss on those investments in a continuous loss position for 12 months or more in 2005 were $22 million and $9 million, respectively. The fair value of and unrealized loss on those investments in a continuous loss position for less than 12 months in 2004 were $56 million and $25 million, respectively. The fair value of and unrealized loss on those investments in a continuous loss position for 12 months or more in 2004 were $55 million and $42 million, respectively.

(d)	Included $1,235 million in 2005 and $2,384 million in 2004 related to consolidated, liquidating securitization entities. See note 19.

(57)

Note 11. Borrowings

Short-Term Borrowings

	2005			2004
December 31 (Dollars in millions)	Amount	Average rate	(a)	Amount	Average rate	(a)

Commercial paper
U.S.
Unsecured	$67,643	4.30%		$62,195	2.24%
Asset-backed(b)	9,267	4.21		13,842	2.17
Non-U.S.	20,456	3.47		20,835	2.97
Current portion of long-term debt(c)(d)	41,792	4.05		37,530	4.11
Other	18,514			19,890
Total	$157,672			$154,292

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)	Entirely obligations of consolidated, liquidating securitization entities. See note 19.
(c)	Included short-term borrowings by consolidated, liquidating securitization entities of $697 million and $756 million at December 31, 2005 and 2004, respectively. See note 19.
(d)	Included $250 million of subordinated notes guaranteed by GE at December 31, 2005.

Long-Term Borrowings

	2005
December 31 (Dollars in millions)	Average rate	(a)	Maturities	2005	2004

Senior notes
Unsecured	4.45%		2007-2055	$180,546	$174,893
Asset-backed(b)	4.66		2007-2035	6,845	10,939
Extendible notes(c)	4.38		2007-2009	14,022	14,258
Subordinated notes(d)	6.00		2009-2037	2,984	1,119
Total				$204,397	$201,209

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b)	Asset-backed senior notes were all issued by consolidated, liquidating securitization entities. See note 19.
(c)	Included obligations of consolidated, liquidating securitization entities in the amount of $38 million and $267 million at December 31, 2005 and 2004, respectively. See note 19.
(d)	Included $750 million and $1,000 million of subordinated notes guaranteed by GE at December 31, 2005 and 2004, respectively.

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in note 18.

(58)

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities, including borrowings from GE, over the next five years follow.

(In millions)

2006		2007		2008	2009	2010

$41,792	(a)	$41,409	(b)	$42,512	$26,994	$18,647

(a)
Floating rate extendible notes of $297 million are due in 2006, but are extendible at the option of the investors to a final maturity in 2008. Fixed and floating rate notes of $1,059 million contain put options with exercise dates in 2006, but have final maturity dates in 2007 ($250 million), 2008 ($350 million) and beyond 2010 ($459 million).

(b)	Floating rate extendible notes of $14,022 million are due in 2007, of which $2,000 million are extendible at the option of the investors to a final maturity in 2009.

Committed credit lines totaling $57.2 billion had been extended to us by 75 banks at year-end 2005. Included in this amount was $47.7 billion provided directly to us and $9.5 billion provided by 19 banks to GE, to which we also have access. Our lines include $27.4 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. The remaining $29.8 billion are 364-day lines of which $29.7 billion contain a term-out feature that allows us to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but compensation amounts were insignificant in each of the past three years.

Interest rate and currency risk is managed through the direct issuance of debt or use of derivatives. We take positions in view of anticipated behavior of assets, including prepayment behavior. We use a variety of instruments, including interest rate and currency swaps and currency forwards, to achieve our interest rate objectives. The following table shows our borrowing positions considering the effects of swaps of currencies and interest rates.

Effective Borrowings (Including Swaps)

	2005		2004
December 31 (Dollars in millions)	Amount	Average rate	Amount

Short-term(a)	$97,202	3.95%	$90,754
Long-term (including current portion)
Fixed rate(b)	$161,771	4.65%	$142,510
Floating rate	103,096	4.32	122,237
Total long-term	$264,867		$264,747

(a)	Included commercial paper and other short-term debt.
(b)
Included fixed-rate borrowings and $16,868 million ($23,642 million in 2004) notional long-term interest rate swaps that effectively convert the floating-rate nature of short-term borrowings to fixed rates of interest.

At December 31, 2005, interest rate swap maturities ranged from 2006 to 2041, including swap maturities for hedges of commercial paper that ranged from 2006 to 2024. The use of commercial paper swaps allows us to match our actual asset profile more efficiently and provides more flexibility as it does not depend on investor demand for particular maturities.

(59)

The following table provides additional information about derivatives designated as hedges of borrowings in accordance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities.

Derivative Fair Values by Activity/Instrument

December 31 (In millions)	2005	2004

Cash flow hedges	$96	$(1,134)
Fair value hedges	(39)	1,864
Total	$57	$730

Interest rate swaps	$(1,053)	$(1,464)
Currency swaps	1,110	2,194
Total	$57	$730

At December 31, 2005, approximately 49% of our interest rate swaps related to borrowings were exempt from ongoing tests of their effectiveness as hedges. We regularly assess the effectiveness of all other hedge positions using a variety of techniques, including cumulative dollar offset and regression analysis depending on which method was selected at inception of the respective hedge. See note 18.

Note 12. Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits

December 31 (In millions)	2005	2004

Investment contracts	$16,039	$18,268
Guaranteed investment contracts of SPEs	11,685	11,648
Total investment contracts	27,724	29,916

Life insurance benefits(a)	15,538	15,398
Unpaid claims and claims adjustment expenses	1,690	1,729
Unearned premiums	430	405
Universal life benefits	340	945
Total	$45,722	$48,393

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2005 and 2004.

When insurance affiliates cede insurance to third parties, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $183 million, $223 million and $434 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(60)

Note 13. Income Taxes

The provision for income taxes is summarized in the following table.

(In millions)	2005	2004	2003

Current tax expense	$1,938	$1,510	$171
Deferred tax expense (benefit) from temporary differences	(834)	3	817
	$1,104	$1,513	$988

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return.

Current tax expense includes amounts applicable to U.S. federal income taxes of $851 million, $(359) million and $(297) million in 2005, 2004 and 2003, respectively, and amounts applicable to non-U.S. jurisdictions of $879 million, $1,594 million and $716 million in 2005, 2004 and 2003, respectively. Deferred taxes related to U.S. federal income taxes were benefits of $440 million and $237 million in 2005 and 2004, respectively, compared with an expense of $222 million in 2003.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences and forecasted operating earnings.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2005, were approximately $24 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

U.S. earnings from continuing operations before income taxes and accounting change were $2,448 million in 2005, $2,253 million in 2004 and $1,241 million in 2003. The corresponding amounts for non-U.S.-based operations were $7,797 million in 2005, $7,113 million in 2004 and $5,678 million in 2003.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

(61)

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2005	2004	2003

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Reduction in rate resulting from:
Tax-exempt income	(0.5)	(0.6)	(1.2)
Tax on global activities including exports	(22.2)	(15.3)	(13.5)
Fuels credits	(1.5)	(1.4)	(1.6)
Sale of ERC Life Reinsurance Corporation	-	-	(3.2)
All other - net	-	(1.5)	(1.2)
	(24.2)	(18.8)	(20.7)
Actual income tax rate	10.8%	16.2%	14.3%

Principal components of our net liability representing deferred income tax balances are as follows:

December 31 (In millions)	2005	2004

Assets
Allowance for losses	$2,025	$2,149
Cash flow hedges	354	961
Other - net	3,938	3,652
Total deferred income tax assets	6,317	6,762

Liabilities
Financing leases	8,037	9,767
Operating leases	4,024	3,716
Intangible assets	1,195	892
Other - net	5,658	4,056
Total deferred income tax liabilities	18,914	18,431

Net deferred income tax liability	$12,597	$11,669

Note 14. Minority Interest in Equity of Consolidated Affiliates

Minority interest in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by GE Capital and by affiliates of GE Capital. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2005	2004

Minority interest in consolidated affiliates(a)	$864	$984
Minority interest in preferred stock(b)
GE Capital	70	2,600
GE Capital affiliates	1,314	1,318
	$2,248	$4,902

(a)	Included minority interest in consolidated, liquidating securitization entities, partnerships and common shares of consolidated affiliates.
(b)
The preferred stock primarily pays cumulative dividends at variable rates. Dividend rates in local currency on the preferred stock ranged from 1.94% to 5.38% during 2005 and 0.99% to 5.46% during 2004.

(62)

Note 15. Shareowner’s Equity

(In millions)	2005	2004	2003

Cumulative preferred stock issued	$10	$10	$10

Common stock issued	$1	$1	$1

Accumulated nonowner changes other than earnings
Balance at January 1	$5,945	$2,796	$(1,450)
Investment securities - net of deferred taxes
of $(301), $537 and $566	(240)	746	916
Currency translation adjustments - net of deferred taxes
of $691, $(1,271) and $(1,399)	(2,817)	2,538	3,355
Cash flow hedges - net of deferred taxes
of $420, $(241) and $(416)	696	(339)	(775)
Minimum pension liabilities - net of deferred taxes
of $2, $(42) and $(9)	(29)	(109)	(19)
Reclassification adjustments
Investment securities - net of deferred taxes
of $(189), $(142) and $(143)	(351)	(265)	(265)
Currency translation adjustments	-	-	4
Cash flow hedges - net of deferred taxes
of $(69), $312 and $577	(155)	578	1,030
Balance at December 31(a)	$3,049	$5,945	$2,796

Additional paid-in capital
Balance at January 1	$12,360	$12,258	$12,261
Contributions(b)	16	102	(3)
Balance at December 31	$12,376	$12,360	$12,258

Retained earnings
Balance at January 1	$35,976	$30,694	$26,480
Net earnings	7,219	8,387	7,649
Dividends(b)	(7,816)	(3,105)	(3,435)
Balance at December 31	$35,379	$35,976	$30,694

Total shareowner’s equity at December 31	$50,815	$54,292	$45,759

(a)	Included accumulated nonowner changes related to discontinued operations of $484 million, $1,649 million and $1,820 million at December 31, 2005, 2004 and 2003, respectively.
(b)	Total dividends and other transactions with shareowner reduced equity by $7,800 million, $3,003 million and $3,438 million in 2005, 2004 and 2003, respectively.

Our outstanding preferred stock amounted to $510 million at December 31, 2005, all of which was held by a consolidated affiliate with the exception of $10 million of such shares, which were dividended to GE Company in 1994. All other equity is owned entirely by GE Company and an affiliate.

Certain of our consolidated affiliates are restricted from remitting certain funds to us in the form of dividends or loans by a variety of regulations or statutory requirements. At December 31, 2005, restricted net assets of these affiliates, including our discontinued insurance operations amounted to $24.0 billion.

(63)

At December 31, 2005 and 2004, the aggregate statutory capital and surplus of the insurance activities and discontinued insurance operations totaled $9.8 billion and $19.4 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

Note 16. Supplemental Cash Flows Information

Changes in operating assets and liabilities are net of acquisitions and dispositions of principal businesses.

Amounts reported in the “Payments for principal businesses purchased” line in the Statement of Cash Flows is net of cash acquired and included debt assumed and immediately repaid in acquisitions.

Amounts reported in the “All other operating activities” line in the Statement of Cash Flows consists primarily of adjustments to current and noncurrent accruals and deferrals of costs and expenses, adjustments for gains and losses on assets, increases and decreases in assets held for sale and adjustments to assets.

Certain supplemental information related to our cash flows is shown below.

December 31 (In millions)	2005	2004	2003

All other operating activities
Net change in assets held for sale	$2,192	$84	$1,168
Amortization of intangible assets	459	519	618
Realized gains on sale of investment securities	(381)	(204)	(205)
Other	(1,205)	(2,711)	(1,941)
	$1,065	$(2,312)	$(360)

Net increase in financing receivables
Increase in loans to customers	$(315,697)	$(342,357)	$(263,815)
Principal collections from customers - loans	267,728	305,846	238,518
Investment in equipment for financing leases	(23,508)	(22,649)	(22,825)
Principal collections from customers - financing leases	21,770	19,715	18,909
Net change in credit card receivables	(21,391)	(20,651)	(11,483)
Sales of financing receivables	54,144	44,816	36,009
	$(16,954)	$(15,280)	$(4,687)

All other investing activities
Purchases of securities by insurance activities	$(9,264)	$(7,474)	$(7,942)
Dispositions and maturities of securities by insurance activities	10,892	9,305	9,509
Proceeds from principal business dispositions	209	472	3,337
Other	2,807	6,083	1,199
	$4,644	$8,386	$6,103

(64)

December 31 (In millions)	2005	2004	2003

Newly issued debt having maturities longer than 90 days
Short-term (91 to 365 days)	$4,675	$3,940	$3,661
Long-term (longer than one year)	60,176	53,641	55,661
Proceeds - nonrecourse, leveraged lease	203	562	791
	$65,054	$58,143	$60,113

Repayments and other reductions of debt having maturities
longer than 90 days
Short-term (91 to 365 days)	$(38,132)	$(41,443)	$(38,756)
Long-term (longer than one year)	(10,746)	(3,443)	(3,664)
Principal payments - nonrecourse, leveraged lease	(831)	(652)	(782)
	$(49,709)	$(45,538)	$(43,202)

All other financing activities
Proceeds from sales of investment contracts	$15,743	$11,079	$766
Redemption of investment contracts	(16,934)	(14,476)	(480)
	$(1,191)	$(3,397)	$286

Note 17. Operating Segments

Revenues

	Total revenues			Intersegment revenues			External revenues
(In millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003

GE Commercial Finance	$20,646	$19,524	$16,927	$204	$279	$197	$20,442	$19,245	$16,730
GE Consumer Finance	19,416	15,734	12,845	52	33	23	19,364	15,701	12,822
GE Industrial(a)	6,627	6,571	3,357	17	13	15	6,610	6,558	3,342
GE Infrastructure(a)	5,044	4,305	3,791	-	2	1	5,044	4,303	3,790
GECS corporate items
and eliminations	7,564	6,760	6,058	(273)	(327)	(236)	7,837	7,087	6,294
Total	$59,297	$52,894	$42,978	$-	$-	$-	$59,297	$52,894	$42,978

(a)	Included only portions of the segment that are financial services businesses.

Revenues originating from operations based in the United States were $29,577 million, $27,705 million and $21,645 million in 2005, 2004 and 2003, respectively. Revenues originating from operations based outside the United States were $29,720 million, $25,189 million and $21,333 million in 2005, 2004 and 2003, respectively. Revenues originating in the United Kingdom were $7,061 million, $5,049 million and $3,624 million in 2005, 2004 and 2003, respectively.

(65)

	Depreciation and amortization For the years ended December 31			Provision for income taxes
(In millions)	2005	2004	2003	2005	2004	2003

GE Commercial Finance	$2,648	$2,772	$2,444	$971	$1,144	$493
GE Consumer Finance	393	334	276	529	449	458
GE Industrial(a)	1,912	1,876	996	64	(124)	(165)
GE Infrastructure(a)	1,439	1,122	1,074	(202)	62	243
GECS corporate items and eliminations	86	146	241	(258)	(18)	(41)
Total	$6,478	$6,250	$5,031	$1,104	$1,513	$988

(a)	Included only portions of the segment that are financial services businesses.

	Interest on loans			Interest expense
(In millions)	2005	2004	2003	2005	2004	2003

GE Commercial Finance	$6,032	$5,704	$5,240	$5,893	$4,720	$4,630
GE Consumer Finance	13,086	10,619	9,114	5,443	3,564	2,696
GE Industrial(a)	10	12	61	536	526	601
GE Infrastructure(a)	541	391	433	1,706	1,436	1,236
GECS corporate items and eliminations	427	588	600	730	875	734
Total	$20,096	$17,314	$15,448	$14,308	$11,121	$9,897

(a)	Included only portions of the segment that are financial services businesses.

	Assets(b)(c) At December 31			Buildings and equipment additions(d) For the years ended December 31
(In millions)	2005	2004	2003	2005	2004	2003

GE Commercial Finance	$190,546	$184,388	$172,471	$5,426	$4,573	$5,141
GE Consumer Finance	158,829	151,255	106,530	189	217	191
GE Industrial(a)	17,438	17,888	16,774	3,366	3,060	1,001
GE Infrastructure(a)	53,852	50,921	45,617	2,874	3,121	2,345
GECS corporate items and eliminations	119,940	214,052	213,479	13	40	72
Total	$540,605	$618,504	$554,871	$11,868	$11,011	$8,750

(a)	Included only portions of the segment that are financial services businesses.
(b)
Total assets of the GE Commercial Finance, GE Consumer Finance, GE Industrial and GE Infrastructure segments at December 31, 2005, include investments in and advances to associated companies of $3,990 million, $5,902 million, $163 million and $3,447 million, respectively, which contributed approximately $284 million, $295 million, $(13) million and $342 million, respectively, to segment pre-tax income for the year ended December 31, 2005.

(c)	Assets of discontinued operations are included in GECS corporate items and eliminations for all periods presented.
(d)	Additions to buildings and equipment include amounts relating to principal businesses purchased.

Buildings and equipment associated with operations based in the United States were $16,633 million, $16,191 million and $11,834 million at year-end 2005, 2004 and 2003, respectively. Buildings and equipment associated

(66)

with operations based outside the United States were $34,391 million, $30,156 million and $26,751 million at year-end 2005, 2004 and 2003, respectively. Buildings and equipment associated with operations in the United Kingdom were $1,494 million, $1,720 million and $1,730 million at year-end 2005, 2004 and 2003, respectively.

Basis for presentation

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in note 1.

Details of total revenues and segment profit by operating segment can be found on page 15 of this report.

Note 18. Derivatives and Other Financial Instruments

Derivatives and hedging

We conduct our business activities in diverse markets around the world, including countries where obtaining local funding may not be efficient. The nature of our activities exposes us to risks of changes in interest rates, currency exchange rates and commodity prices. We manage these risks using a variety of straightforward techniques, including issuing debt funding that matches the interest rate nature and currency denomination of the related asset. In addition, we selectively use derivatives to reduce our exposure to interest rate and currency risk. For example, if we make a fixed rate loan and fund that loan with variable rate debt, we will enter into an interest rate swap to pay a fixed rate of interest and receive a variable rate of interest, and designate the swap as a hedge of the variable rate borrowing. We apply strict policies to manage each of these risks, including prohibitions on derivatives trading, derivatives market-making or other speculative activities.

To qualify for hedge accounting, details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are to be hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is assessed at the inception of the relationship. If specified criteria for the assumption of effectiveness are not met at hedge inception, effectiveness is assessed quarterly on a retrospective and prospective basis. Ineffectiveness is also measured quarterly, with the results recognized in earnings.

For derivatives that are not exchange-traded instruments, we use internal valuation models that incorporate market-based information. With the exception of foreign currency forwards and commodity derivatives, we also obtain valuations from our derivative counterparties to validate the valuations produced by our own models and to value a limited number of products that our internal models do not cover.

Cash flow hedges

Our cash flow hedging arrangements use simple derivatives to offset the variability of expected future cash flows. We use interest rate and currency swaps to convert variable rate borrowings to match the nature of the assets we acquire. We use currency forwards and options to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions, including commodities. These instruments permit us to reduce the cash flow variability, in local currency, of costs or selling prices denominated in currencies other than the functional currency. For derivatives designated as cash flow hedges, we record changes in fair value in a separate component of equity to the extent effective, then release those changes to earnings contemporaneously with the earnings effects of the hedged items. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in equity is recognized contemporaneously with the earnings effects of the hedged item,

(67)

consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.

At December 31, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $813 million, of which we expect to transfer $181 million to earnings in 2006 along with the earnings effects of the related forecasted transactions. At December 31, 2005, the amount of unrecognized losses related to cash flow hedges of short-term borrowings was $1,019 million. At that date, the maximum term of derivative instruments that hedge forecasted transactions, other than interest rate swaps designated as hedges of commercial paper (discussed in note 11), was 27 years and related to hedges of anticipated bond purchases. Funding for those purchases is provided by contractual premiums on insurance policies of similar duration.

Fair value hedges

Fair value hedges are hedges that reduce the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. We use interest rate swaps, currency swaps and interest rate and currency forwards to hedge the effects of interest rate and currency exchange rate changes on local and nonfunctional currency denominated fixed-rate borrowings and certain types of fixed-rate assets. We record changes in fair value of a derivative designated and effective as a fair value hedge in earnings, offset by corresponding changes in the fair value of the hedged item.

Fair value adjustments decreased the carrying amount of debt outstanding at December 31, 2005, by $114 million.

Net investment hedges

Net investment hedges consist of currency forwards and currency swaps that reduce our exposure to changes in currency exchange rates on our investments in non-U.S. financial services subsidiaries. For qualifying net investment hedges, changes in the intrinsic value of the derivative are recorded in equity. Amounts excluded from the measure of effectiveness of net investment hedges are recognized in earnings in the period in which they arise. Derivative gains included in equity amounted to $977 million and $867 million at December 31, 2005 and 2004, respectively.

Derivatives not designated as hedges

We must meet specific criteria in order to apply any of the three forms of hedge accounting discussed above. For example, hedge accounting is not permitted for hedged items that are marked to market through earnings. However, we use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting, as described in the following paragraph. Derivatives that do not qualify for hedge accounting are marked to market through earnings.

We use swaps, futures and option contracts, including caps, floors and collars, as economic hedges of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. We sometimes use credit default swaps to hedge the credit risk of various counterparties with which we have entered into loan or leasing arrangements. We occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are considered to be derivatives, their economic risks are similar to, and managed on the same basis as, risks of other equity instruments we hold.

(68)

Earnings effects of derivatives

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. At December 31, 2005, approximately 35 percent of our total interest rate swaps were exempt from ongoing tests of their effectiveness as hedges. For derivatives designated and qualifying as hedges but not qualifying for the assumption of effectiveness, we use a variety of techniques to assess effectiveness and measure ineffectiveness, including cumulative dollar offset and regression analysis, depending on which method was selected at inception of the respective hedge. Certain elements of hedge positions may be excluded from the measure of effectiveness, for example, changes in the value of purchased options attributable to volatility and passage of time.

The following table provides additional information about the earnings effects of derivatives.

Pre-tax Gains (Losses)

December 31 (In millions)	2005	2004	2003

Cash flow hedges
Ineffectiveness	$(31)	$3	$(18)
Amounts excluded from the measure of effectiveness	(5)	(6)	-

Fair value hedges
Ineffectiveness	4	13	1
Amounts excluded from the measure of effectiveness	(8)	3	-

Additional information regarding the use of derivatives related to our financing activities is provided in note 11.

Counterparty credit risk

The risk that counterparties to derivative contracts will default and not make payments to us according to the terms of the agreements is counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that we net exposures on transactions by counterparty where legal right of offset exists and include the value of collateral to determine the amount of exposure to each counterparty. When the net exposure to a counterparty, based on the current market value of transactions, exceeds credit exposure limits (see table below), actions are taken to reduce exposure. Actions can include prohibiting the counterparty from entering into additional transactions, requiring collateral from the counterparty (as described below) and terminating or restructuring transactions.

Swaps are required to be executed under master agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-. To mitigate credit risk, in certain cases we have entered into collateral arrangements that provide us with the right to hold collateral when the current market value of derivative contracts exceeds an exposure threshold. Under these arrangements, we may receive rights to cash or U.S. Treasury or other highly-rated securities to secure our exposure. Such collateral is available to us in the event that a counterparty defaults. We evaluate credit risk exposures and compliance with credit exposure limits net of such collateral.

Fair values of our derivatives assets and liabilities represent the replacement value of existing derivatives at market prices and can change significantly from period to period based on, among other factors, market movements

(69)

and changes in our positions. At December 31, 2005, our exposure to counterparties, after consideration of netting arrangements and collateral, was $539 million.

Following is our policy relating to initial credit rating requirements and to exposure limits to counterparties.

Counterparty Credit Criteria

Credit rating
	Moody’s	S&P

Foreign exchange forwards and other derivatives less than one year	P-1	A-1
All derivatives between one and five years	Aa3(a)	AA-(a)
All derivatives greater than five years	Aaa(a)	AAA(a)

(a)	Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement must have a minimum A3/A- rating.

Exposure Limits

(In millions)

Minimum rating		Exposure(a)
Moody’s	S&P	With collateral arrangements	Without collateral arrangements

Aaa	AAA	$100	$75
Aa3	AA-	50	50
A3	A-	5	-

(a)	For derivatives with maturities less than one year, counterparties are permitted to have unsecured exposure up to $150 million with a minimum rating of A-1/P-1.

(70)

Financial Instruments

	2005				2004
			Assets (liabilities)				Assets (liabilities)
December 31 (In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value
Assets
Loans	$	(a)	$223,855	$224,259	$	(a)	$216,035	$217,155
Other commercial and
residential mortgages
held for sale		(a)	6,696	6,696		(a)	5,143	5,113
Other financial instruments		(a)	4,138	4,494		(a)	2,972	3,184
Liabilities
Borrowings(b)(c)		(a)	(362,069)	(369,972)		(a)	(355,501)	(362,851)
Investment contract benefits		(a)	(9,877)	(9,862)		(a)	(12,539)	(12,520)
Insurance - credit life(d)		2,365	(8)	(8)		2,210	(13)	(13)

(a)	These financial instruments do not have notional amounts.
(b)	Included effects of interest rate and cross-currency swaps.
(c)	See note 11.
(d)	Net of reinsurance of $292 million and $105 million at December 31, 2005 and 2004, respectively.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments. Other assets and liabilities - those not carried at fair value - are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using financial models. There is no assurance that such estimates could actually have been realized at December 31, 2005 or 2004.

A description of how we estimate fair values follows.

Loans

Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Borrowings

Based on discounted future cash flows using current market rates which are comparable to market quotes.

Investment contract benefits

Based on expected future cash flows, discounted at currently offered rates for immediate annuity contracts or cash surrender values for single premium deferred annuities.

All other instruments

Based on comparable market transactions, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations.

Additional information about certain categories in the table above follows.

(71)

Residential mortgages

Residential mortgage products amounting to $12,633 million at December 31, 2005, were either high loan-to-value loans or those permitting interest-only payments. We originate such loans either for our portfolio or for sale in secondary markets. In both cases, higher yields compensate for the increased risk. The portfolio was geographically diverse, with Europe and North America the most significant market segments.

Insurance - credit life

Certain insurance affiliates, primarily in GE Consumer Finance, issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of our overall risk management process, we cede to third parties a portion of this associated risk, but are not relieved of our primary obligation to policyholders.

Loan Commitments

	Notional amount
December 31 (In millions)	2005	2004

Ordinary course of business lending commitments
Fixed rate	$4,648	$2,260
Variable rate	7,026	8,145
Unused revolving credit lines(a)
Commercial
Fixed rate	779	1,210
Variable rate	20,779	21,411
Consumer - principally credit cards
Fixed rate	170,367	141,965
Variable rate	281,113	200,219

(a)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $11.4 billion and $8.9 billion as of December 31, 2005 and 2004, respectively.

Note 19. Securitization Entities

We securitize financial assets in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party entities to execute securitization transactions funded in the commercial paper and term bond markets.

Securitized assets that are on-balance sheet include assets consolidated upon adoption of FIN 46. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

(72)

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

December 31 (In millions)	2005	2004

Receivables secured by:
Equipment	$12,949	$13,941
Commercial real estate	13,010	14,626
Residential real estate	8,882	9,094
Other assets	12,869	9,880
Credit card receivables	10,039	7,075
Total securitized assets	$57,749	$54,616

December 31 (In millions)	2005	2004

Off-balance sheet(a)(b)	$39,845	$28,623
On-balance sheet(c)	17,904	25,993
Total securitized assets	$57,749	$54,616

(a)
At December 31, 2005 and 2004, liquidity support amounted to $2,000 million and $2,300 million, respectively. These amounts are net of $3,800 million and $4,300 million, respectively, participated or deferred beyond one year. Credit support amounted to $6,000 million and $6,600 million at December 31, 2005 and 2004, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $93 million and $64 million at December 31, 2005 and 2004, respectively.
(c)
At December 31, 2005 and 2004, liquidity support amounted to $10,000 million and $14,400 million, respectively. These amounts are net of $100 million and $1,200 million, respectively, participated or deferred beyond one year. Credit support amounted to $4,800 million and $6,900 million at December 31, 2005 and 2004, respectively.

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

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Statement of Financial Position.

December 31 (In millions)	2005	2004

Financing receivables - net (note 6)	$16,615	$22,848
Other assets	1,235	2,384
Other, principally investment securities	54	761
Total	$17,904	$25,993

Off-balance sheet arrangements

We engage in off-balance sheet securitization transactions with third-party entities and use public market term securitizations. As discussed above, assets in off-balance sheet securitization entities amounted to $39.8 billion and $28.6 billion at December 31, 2005 and 2004, respectively. Gross securitization gains amounted to $939 million in 2005 compared with $1,195 million in 2004 and $1,351 million in 2003.

(73)

Amounts recognized in our financial statements related to sales to off-balance sheet securitization entities are as follows:

December 31 (In millions)	2005	2004

Retained interests	$3,905	$2,970
Servicing assets	29	33
Recourse liability	(93)	(64)
Total	$3,841	$2,939

•
Retained interests. When we securitize receivables, we determine fair value of retained interests based on discounted cash flow models that incorporate, among other things, assumptions about loan pool credit losses, prepayment speeds and discount rates. These assumptions are based on our experience, market trends and anticipated performance related to the particular assets securitized. We classify retained interests in securitized receivables as investment securities and mark them to fair value each reporting period, updating our models for current assumptions. These assets decrease as cash is received in payment. When the carrying amounts exceed fair value, we evaluate whether the unrealized loss is other than temporary and, if so, record any indicated loss in earnings currently.

•
Servicing assets. Following a securitization transaction, we also may provide servicing for a market-based fee based on remaining outstanding principal balances. Servicing assets are primarily associated with residential mortgage loans. Their value is subject to credit, prepayment and interest rate risk.

•	Recourse liability. Certain transactions involve credit support agreements. As a result, we provide for expected credit losses at amounts that approximate fair value.

The following table summarizes data related to securitization sales that we completed during 2005 and 2004.

(Dollars in millions)	Equipment	Commercial real estate	Other assets	Credit card receivables

2005
Cash proceeds from securitization	$3,702	$5,571	$4,705	$6,985
Proceeds from collections
reinvested in new receivables	-	-	27,697	10,067
Cash received on retained interests	190	69	10	1,644
Cash received from servicing and
other sources	75	36	91	155
Weighted average lives (in months)	37	80	35	8

Assumptions as of sale date(a)
Discount rate	8.8%	13.4%	12.6%	11.7%
Prepayment rate	8.8%	6.5%	21.2%	12.6%
Estimate of credit losses	2.3%	0.8%	0.6%	7.5%

(a)	Based on weighted averages.

(74)

(Dollars in millions)	Equipment	Commercial real estate	Other assets	Credit card receivables

2004
Cash proceeds from securitization	$5,367	$4,578	$-	$8,121
Proceeds from collections
reinvested in new receivables	-	-	21,389	5,208
Cash received on retained interests	107	70	128	1,788
Cash received from servicing and
other sources	85	6	62	138
Weighted average lives (in months)	37	68	-	7

Assumptions as of sale date(a)
Discount rate	8.2%	13.0%	-	12.2%
Prepayment rate	9.1%	11.2%	-	14.9%
Estimate of credit losses	1.9%	1.1%	-	8.9%

(a)	Based on weighted averages.

Key assumptions used in measuring the fair value of retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions related to all outstanding retained interests as of December 31, 2005, are noted in the following table.

(Dollars in millions)	Equipment	Commercial real estate	Other assets	Credit card receivables

Discount rate(a)	6.4%	11.0%	5.5%	11.1%
Effect of:
10% Adverse change	$(12)	$(14)	$(4)	$(10)
20% Adverse change	(24)	(26)	(8)	(23)
Prepayment rate(a)	9.7%	1.8%	8.4%	12.8%
Effect of:
10% Adverse change	$(6)	$(5)	$(7)	$(40)
20% Adverse change	(12)	(10)	(12)	(77)
Estimate of credit losses(a)	2.0%	1.1%	0.5%	7.1%
Effect of:
10% Adverse change	$(11)	$(7)	$(5)	$(39)
20% Adverse change	(22)	(13)	(9)	(81)
Remaining weighted
average lives (in months)	27	51	15	7
Net credit losses	$63	$-	$8	$588
Delinquencies	93	5	59	374

(a)	Based on weighted averages.

Guarantee and reimbursement contracts. We provide protection to certain counterparties of interest rate swaps entered into by securitization-related entities related to changes in the relationship between commercial paper interest rates and the timing and amount of the payment streams. These arrangements provide protection for the life of the assets held by the securitization entities but generally amortize in proportion to the decline in underlying asset

(75)

principal balances. At December 31, 2005, the notional amount of such support was $1,259 million and related assets and liabilities were insignificant.

Note 20. Commitments and Guarantees

Commitments, including guarantees

Our Aviation Financial Services business of GE Infrastructure had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $10,595 million at December 31, 2005.

At December 31, 2005, we were committed under the following guarantee arrangements beyond those provided on behalf of securitization entities. See note 19.

•
Liquidity support. Liquidity support provided to holders of certain variable rate bonds issued by municipalities amounted to $2,510 million at December 31, 2005. If holders elect to sell supported bonds that cannot be remarketed, we are obligated to repurchase them at par. If called upon, our position would be secured by the repurchased bonds. While we hold any such bonds, we would receive interest payments from the municipalities at a rate that is in excess of the stated rate on the bond. To date, we have not been required to perform under such arrangements and our existing liquidity support will decrease $1,437 million in 2006 and the remaining $1,073 million by the end of 2008 as the underlying variable rate bonds reach their maturity date. We are currently not providing any such new liquidity facilities.

•
Credit support. We have provided $6,030 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable our customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, but possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $101 million at December 31, 2005.

•
Indemnification agreements. These are agreements that require us to fund up to $503 million under residual value guarantees on a variety of leased equipment and $206 million of other indemnification commitments arising primarily from sales of businesses or assets. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for these indemnification agreements was $39 million at December 31, 2005.

•
Contingent consideration. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2005, we had recognized no liabilities for our total exposure of $245 million.

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

(76)

not receive a premium, the amount based on appraisal, observed market values or discounted cash flows. Any associated recoveries from third parties are recorded as other receivables; not netted against the liabilities.

Note 21. Quarterly Information (Unaudited)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2005	2004	2005	2004	2005	2004	2005	2004

Total revenues	$14,227	$11,994	$14,375	$12,749	$15,570	$13,030	$15,125	$15,121
Earnings from continuing
operations before income
taxes and accounting change	$2,075	$1,999	$2,234	$1,675	$3,057	$2,672	$2,879	$3,020
Provision for income taxes	(210)	(426)	(210)	(245)	(480)	(549)	(204)	(293)
Earnings from continuing
operations	1,865	1,573	2,024	1,430	2,577	2,123	2,675	2,727
Earnings (loss) from
discontinued operations,
net of taxes	403	398	275	93	108	130	(2,708)	(87)
Net earnings	$2,268	$1,971	$2,299	$1,523	$2,685	$2,253	$(33)	$2,640

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2005 and (ii) no change in internal control over financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of General Electric Capital Services, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

(77)

General Electric Capital Services, Inc.’s auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting. This audit report appears on page 34.

/s/ Jeffrey R. Immelt	/s/ Keith S. Sherin
Jeffrey R. Immelt Chief Executive Officer	Keith S. Sherin Chief Financial Officer

March 3, 2006

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not required by this form.

Item 11. Executive Compensation.

Not required by this form.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not required by this form.

Item 13. Certain Relationships and Related Transactions.

Not required by this form.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services by KPMG LLP, in 2005 and 2004 were:

(In millions)	2005	2004

Type of fees
Audit fees	$35.1	$32.8
Audit-related fees	3.7	7.5
Tax fees	5.1	3.9
All other fees	-	-
	$43.9	$44.2

(78)

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

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Statement of Earnings for each of the years in the three-year period ended December 31, 2005
Statement of Changes in Shareowner’s Equity for each of the years in the three-year period ended December 31, 2005
Statement of Financial Position at December 31, 2005 and 2004
Statement of Cash Flows for each of the years in the three-year period ended December 31, 2005
Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2005 (pages 41 through 109) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

(a) 2.	Financial Statement Schedules

	Schedule I	Condensed financial information of registrant.

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(79)

(a) 3.	Exhibit Index

The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the Securities and Exchange Commission.

Exhibit Number	Description

3(i)
A complete copy of the Certificate of Incorporation of GECS as last amended on July 22, 1999, and currently in effect, consisting of the following: (a) the Certificate of Incorporation of GECS as in effect immediately prior to the filing of a Certificate of Amendment on July 22, 1999 (Incorporated by reference to Exhibit 3(i) of the GECS’ Form 10-K Report for the year ended December 31, 1993); and (b) a Certificate of Amendment filed with the Office of the Secretary of State, State of Delaware on July 22, 1999 (Incorporated by reference to Exhibit 3(i) of GECS’ Form 10-Q Report for the quarter ended June 26, 1999).

3(ii)
A complete copy of the By-Laws of GECS as last amended on September 19, 2002, and currently in effect (Incorporated by reference to Exhibit 3(ii) of GECS’ Form 10-K Report for the year ended December 31, 2003).

4(a)
Amended and Restated General Electric Capital Corporation Standard Global Multiple Series Indenture Provisions dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(a) to GECC’s Registration Statement on Form S-3, File No. 333-59707).

4(b)
Third Amended and Restated Indenture dated as of February 27, 1997, between GECC and JPMorgan Chase Bank, N.A., (formerly known as The Chase Manhattan Bank) as successor trustee (Incorporated by reference to Exhibit 4(c) to GECC’s Registration Statement on Form S-3, File No. 333-59707).

4(c)
First Supplemental Indenture dated as of May 3, 1999, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(dd) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-76479).

4(d)
Second Supplemental Indenture dated as of July 2, 2001, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(f) to GECC’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-40880).

4(e)
Third Supplemental Indenture dated as of November 22, 2002, supplemental to Third Amended and Restated Indenture dated as of February 27, 1997 (Incorporated by reference to Exhibit 4(cc) to Post-Effective Amendment No. 1 to GECC’s Registration Statement on Form S-3, File No. 333-100527).

(80)

4(f)
Seventh Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and JPMorgan Chase Bank, N.A. and J.P. Morgan Bank (Ireland) p.l.c. dated as of July 1, 2005.*

4(g)	Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4(h)	Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(n) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4(i)	Form of Euro Medium-Term Note and Debt Security - Permanent Global Fixed Rate Bearer Note.*

4(j)	Form of Euro Medium-Term Note and Debt Security - Permanent Global Floating Rate Bearer Note.*

4(k)	Form of Euro Medium-Term Note and Debt Security - Temporary Global Fixed Rate Bearer Note.*

4(l)	Form of Euro Medium-Term Note and Debt Security - Temporary Global Floating Rate Bearer Note.*

4(m)	Form of Euro Medium-Term Note and Debt Security - Definitive Fixed Rate Bearer Note.*

4(n)	Form of Euro Medium-Term Note and Debt Security - Definitive Floating Rate Bearer Note.*

4(o)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.*

10(a)
Transaction Agreement by and between Swiss Reinsurance Company and General Electric Company dated November 18, 2005 (Incorporated by reference to Exhibit 10(gg) of General Electric Company’s Form 10-K Report for the year ended December 31, 2005).

12(a)	Computation of Ratio of Earnings to Fixed Charges.*

12(b)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*

23(ii)	Consent of KPMG LLP.*

(81)

24	Power of Attorney.*

31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32	Certification Pursuant to 18 U.S.C. Section 1350.*

99(a)
Income Maintenance Agreement dated March 28, 1991, between General Electric Company and General Electric Capital Corporation. (Incorporated by reference to Exhibit 99(h) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

99(b)
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2005, (pages 41 through 109) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

99(c)
Letter, dated February 4, 1999, from Dennis D. Dammerman of General Electric Company to Denis J. Nayden of General Electric Capital Corporation pursuant to which General Electric Company agrees to provide additional equity to General Electric Capital Corporation in conjunction with certain redemptions by General Electric Capital Corporation of shares of its Variable Cumulative Preferred Stock. (Incorporated by reference to Exhibit 99(g) to General Electric Capital Corporation’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3, File No. 333-59707).

* Filed electronically herewith.

(82)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant

General Electric Capital Services, Inc.

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2005	2004	2003

Revenues	$284	$109	$(47)

Expenses
Interest	400	212	183
Operating and administrative	678	174	112
Total expenses	1,078	386	295

Loss before income taxes and equity in earnings of affiliates	(794)	(277)	(342)
Income tax benefit (expense)	(800)	45	79
Equity in earnings of affiliates	8,813	8,619	8,251
Cumulative effect of accounting change	-	-	(339)

Net earnings	7,219	8,387	7,649
Dividends	(7,816)	(3,105)	(3,435)
Retained earnings at January 1	35,976	30,694	26,480

Retained earnings at December 31	$35,379	$35,976	$30,694

The notes to condensed financial statements are an integral part of this statement.

(83)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant - (Continued)

General Electric Capital Services, Inc.

Condensed Statement of Financial Position

At December 31 (In millions, except share amounts)	2005	2004

Assets
Cash and equivalents	$743	$45
Investment in and advances to affiliates	59,047	62,375
Other assets	418	517
Total assets	$60,208	$62,937

Liabilities and equity
Borrowings	$7,889	$7,756
Other liabilities	1,004	389
Total liabilities	8,893	8,145

Cumulative preferred stock, $10,000 par value (80,000 shares authorized;
51,000 shares issued and held primarily by consolidated affiliates at
December 31, 2005 and 2004)	510	510
Common stock, $1,000 par value (1,260 shares authorized at
December 31, 2005 and 2004, and 1,064 shares issued and outstanding at
December 31, 2005 and 2004)	1	1
Accumulated gains (losses) - net
Investment securities	1,754	2,345
Currency translation adjustments	2,287	5,104
Cash flow hedges	(813)	(1,354)
Minimum pension liabilities	(179)	(150)
Additional paid-in capital	12,376	12,360
Retained earnings	35,379	35,976
Total shareowner’s equity	51,315	54,792
Total liabilities and equity	$60,208	$62,937

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $3,049 million and $5,945 million at December 31, 2005 and 2004, respectively.

The notes to condensed financial statements are an integral part of this statement.

(84)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant - (Continued)

General Electric Capital Services, Inc.

Condensed Statement of Cash Flows

For the years ended December 31 (In millions)	2005	2004	2003

Cash from operating activities	$7,324	$3,122	$4,114
Cash flows - investing activities
Decrease (increase) in investment in and advances to affiliates	559	(1,120)	388
Net decrease in other assets	489	124	457

Cash from (used for) investing activities	1,048	(996)	845

Cash flows - financing activities
Net increase (decrease) in borrowings	142	499	(1,013)
Dividends paid to shareowner	(7,816)	(3,105)	(3,435)

Cash used for financing activities	(7,674)	(2,606)	(4,448)

Increase (decrease) in cash and equivalents during year	698	(480)	511
Cash and equivalents at beginning of year	45	525	14
Cash and equivalents at end of year	$743	$45	$525

The notes to condensed financial statements are an integral part of this statement.

(85)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant - (Concluded)

General Electric Capital Services, Inc.

Notes to Condensed Financial Statements

Financial statements presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Income taxes

General Electric Company files a consolidated U.S. federal income tax return which includes General Electric Capital Services, Inc. Income tax benefit (expense) includes our effects on the consolidated return.

Dividends from affiliates

In 2005, we received dividends of $8,557 million from General Electric Capital Corporation (GE Capital) and $158 million from other affiliates. In 2004, we received dividends of $3,104 million from GE Capital and $5 million from other affiliates.

(86)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Electric Capital Services, Inc.

March 3, 2006	By: /s/ Jeffrey R. Immelt
Jeffrey R. Immelt
Chief Executive Officer

(87)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ Jeffrey R. Immelt	Chief Executive Officer	March 3, 2006
	Jeffrey R. Immelt	(Principal Executive Officer)

	/s/ Keith S. Sherin	Chief Financial Officer	March 3, 2006
	Keith S. Sherin	(Principal Financial Officer)

	/s/ Philip D. Ameen	Senior Vice President and Controller	March 3, 2006
	Philip D. Ameen	(Principal Accounting Officer)

	CHARLES E. ALEXANDER*	Director
	JEFFREY S. BORNSTEIN*	Director
	DAVID L. CALHOUN*	Director
	KATHRYN A. CASSIDY*	Director
	JAMES A. COLICA*	Director
	PAMELA DALEY*	Director
	BRACKETT B. DENNISTON*	Director
	JEFFREY R. IMMELT*	Director
	JOHN H. MYERS*	Director
	MICHAEL A. NEAL*	Director
	DAVID R. NISSEN*	Director
	RONALD R. PRESSMAN*	Director
	DEBORAH M. REIF*	Director
	JOHN G. RICE*	Director
	JOHN M. SAMUELS*	Director
	KEITH S. SHERIN*	Director
	ROBERT C. WRIGHT*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Philip D. Ameen		March 3, 2006
Philip D. Ameen Attorney-in-fact

(88)