Form 10-Q
period 2006-03-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2006-04-26
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

        (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

At April 25, 2006, 1,064 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 per share were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended March 31
(In millions)	2006	2005

Revenues
Revenues from services (note 3)	$14,126	$12,931
Sales of goods	555	674
Total revenues	14,681	13,605

Costs and expenses
Interest	4,107	3,414
Operating and administrative	4,224	4,053
Cost of goods sold	513	635
Investment contracts, insurance losses and insurance annuity benefits	805	866
Provision for losses on financing receivables	822	902
Depreciation and amortization	1,499	1,637
Minority interest in net earnings of consolidated affiliates	75	30
Total costs and expenses	12,045	11,537

Earnings from continuing operations before income taxes	2,636	2,068
Provision for income taxes	(366)	(205)

Earnings from continuing operations	2,270	1,863
Earnings from discontinued operations, net of taxes (note 2)	263	405

Net earnings	2,533	2,268
Dividends	(3,544)	(224)
Retained earnings at beginning of period	35,379	35,976
Retained earnings at end of period	$34,368	$38,020

The notes to condensed, consolidated financial statements are an integral part of this statement.

(3)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Financial Position

(In millions)	March 31, 2006	December 31, 2005
(Unaudited)
Assets
Cash and equivalents	$6,900	$7,130
Investment securities	44,512	41,710
Inventories	161	159
Financing receivables - net (note 4)	286,834	287,639
Other receivables	18,855	18,625
Buildings and equipment, less accumulated amortization of $21,509
and $21,327	51,314	51,024
Intangible assets - net (note 5)	23,814	23,791
Other assets	51,871	49,461
Assets of discontinued operations (note 2)	58,512	61,066
Total assets	$542,773	$540,605

Liabilities and equity
Borrowings (note 6)	$366,679	$362,069
Accounts payable	12,214	13,043
Investment contracts, insurance liabilities and insurance annuity benefits	33,811	33,387
Other liabilities	15,738	16,787
Deferred income taxes	13,087	12,493
Liabilities of discontinued operations (note 2)	49,702	49,763
Total liabilities	491,231	487,542

Minority interest in equity of consolidated affiliates	2,288	2,248

Capital stock	11	11
Accumulated gains (losses) - net
Investment securities	1,049	1,754
Currency translation adjustments	2,007	2,287
Cash flow hedges	(507)	(813)
Minimum pension liabilities	(189)	(179)
Additional paid-in capital	12,515	12,376
Retained earnings	34,368	35,379
Total shareowner’s equity	49,254	50,815
Total liabilities and equity	$542,773	$540,605

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $2,360 million and $3,049 million at March 31, 2006 and December 31, 2005, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(4)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Three months ended March 31
	2006	2005
Cash flows - operating activities
Net earnings	$2,533	$2,268
Earnings from discontinued operations	(263)	(405)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of buildings and equipment	1,499	1,637
Decrease in accounts payable	(462)	(850)
Provision for losses on financing receivables	822	902
All other operating activities	(868)	1,534
Cash from operating activities - continuing operations	3,261	5,086
Cash from operating activities - discontinued operations	91	1,210
Cash from operating activities	3,352	6,296

Cash flows - investing activities
Additions to buildings and equipment	(2,131)	(2,522)
Dispositions of buildings and equipment	1,113	1,814
Increase in loans to customers	(72,503)	(76,307)
Principal collections from customers - loans	65,665	74,482
Investment in equipment for financing leases	(5,758)	(5,221)
Principal collections from customers - financing leases	6,027	5,873
Net change in credit card receivables	3,506	1,923
Payments for principal businesses purchased	(424)	(4,631)
All other investing activities	(1,481)	156
Cash used for investing activities - continuing operations	(5,986)	(4,433)
Cash from (used for) investing activities - discontinued operations	800	(359)
Cash used for investing activities	(5,186)	(4,792)

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(2,876)	(3,675)
Newly issued debt:
Short-term (91 to 365 days)	316	401
Long-term (longer than one year)	24,194	23,229
Non-recourse, leveraged lease	73	47
Repayments and other debt reductions:
Short-term (91 to 365 days)	(14,051)	(14,721)
Long-term (longer than one year)	(1,548)	(5,652)
Non-recourse, leveraged lease	(382)	(504)
Dividends paid to shareowner	(3,404)	(224)
All other financing activities	173	(592)
Cash from (used for) financing activities - continuing operations	2,495	(1,691)
Cash used for financing activities - discontinued operations	(249)	(613)
Cash from (used for) financing activities	2,246	(2,304)

Increase (decrease) in cash and equivalents	412	(800)
Cash and equivalents at beginning of year	10,106	12,367
Cash and equivalents at March 31	10,518	11,567
Less cash and equivalents of discontinued operations at March 31	3,618	3,504
Cash and equivalents of continuing operations at March 31	$6,900	$8,063

The notes to condensed, consolidated financial statements are an integral part of this statement.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. Our financial statements are prepared in conformity with the U.S. generally accepted accounting principles (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. We reclassified certain prior-period amounts to conform to the current period’s presentation.

General Electric Capital Services, Inc. (GECS) owns all of the common stock of General Electric Capital Corporation (GE Capital or GECC) and GE Insurance Solutions Corporation (GE Insurance Solutions), the parent of Employers Reinsurance Corporation. In 2005, most of GE Insurance Solutions was classified as part of our discontinued insurance operations. See note 2. Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations. All of our outstanding common stock is owned by General Electric Company (GE Company or GE) and an affiliate of GE Company. Our financial statements consolidate all of our affiliates - companies that we control and in which we hold a majority voting interest. Details of total revenues and segment profit by operating segment can be found on page 14 of this report.

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

2. At March 31, 2006, we classified GE Life, Genworth Financial, Inc. (Genworth) and most of GE Insurance Solutions as discontinued operations. Associated results of operations, financial position and cash flows are separately reported for all periods presented.

Planned sale of GE Life

In March 2006, we initiated a plan to sell GE Life, our U.K.-based life insurance operation. GE Life’s assets were $14,520 million at March 31, 2006; its first quarter 2006 revenues were $799 million; and its first quarter 2006 earnings were insignificant. We have provided for a pre-tax loss of $210 million ($175 million after tax) based on our best estimate of sales proceeds. We anticipate selling GE Life by March 31, 2007.

Planned sale of GE Insurance Solutions

Swiss Reinsurance Company (Swiss Re) has agreed to buy the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions for $8,500 million, including the assumption of $1,700 million of debt. On April 20, 2006, we and Swiss Re agreed that consideration, other than assumed debt, will consist of $2,400 million of newly issued Swiss Re common stock that we will be restricted from selling for 360 days and the remainder will consist of some combination of cash, immediately salable notes and mandatory convertible instruments. We presently expect this transaction to close in the second quarter of 2006, subject to regulatory approvals and customary closing conditions.

(6)

Completed sale of Genworth

In March 2006, we completed the sale of our remaining 18% investment in Genworth through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result, we recognized a pre-tax gain of $516 million ($300 million after tax).

Summarized financial information for discontinued operations is set forth below. Gain on disposal included both actual (Genworth) and estimated (GE Life) effects.

	Three months ended March 31
(In millions)	2006	2005

Discontinued operations before disposal
Revenues from services	$2,345	$5,213

Earnings from discontinued operations before
minority interest and income taxes	$179	$698
Minority interest	-	99
Earnings from discontinued operations before income taxes	179	599
Income tax expense	(41)	(280)
Earnings from discontinued operations
before disposal, net of taxes	$138	$319

Disposal
Gain on disposal before income taxes	$306	$156
Income tax expense	(181)	(70)
Gain on disposal, net of taxes	$125	$86

Earnings from discontinued operations, net of taxes	$263	$405

	At
(In millions)	3/31/06	12/31/05

Assets
Cash and equivalents	$3,618	$2,976
Investment securities	35,023	37,633
Other receivables	13,333	13,915
Other	6,538	6,542
Assets of discontinued operations	$58,512	$61,066

Liabilities and equity
Investment contracts, insurance liabilities
and insurance annuity benefits	$43,525	$43,378
Other	6,177	6,385
Liabilities of discontinued operations	$49,702	$49,763

Total accumulated nonowner changes other than earnings	$65	$652

(7)

3.  Revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2006	2005

Interest on loans	$5,342	$4,863
Operating lease rentals	2,915	2,757
Investment income	660	655
Fees	1,007	847
Financing leases	1,002	1,033
Premiums earned by insurance activities	491	553
Other income	2,709	2,223
Total	$14,126	$12,931

4. Financing receivables - net, consisted of the following.

	At
(In millions)	3/31/06	12/31/05

Loans, net of deferred income	$227,528	$227,923
Investment in financing leases, net of deferred income	63,810	64,309
	291,338	292,232
Less allowance for losses	(4,504)	(4,593)
Financing receivables - net	$286,834	$287,639

Included in the above are the financing receivables of consolidated, liquidating securitization entities as follows:

	At
(In millions)	3/31/06	12/31/05

Loans, net of deferred income	$14,755	$15,868
Investment in financing leases, net of deferred income	131	769
	14,886	16,637
Less allowance for losses	(22)	(22)
Financing receivables - net	$14,864	$16,615

5. Intangible assets - net, consisted of the following.

	At
(In millions)	3/31/06	12/31/05

Goodwill	$21,376	$21,337
Intangible assets subject to amortization	2,438	2,454
Total	$23,814	$23,791

(8)

First quarter 2006 changes in goodwill balances follow.

	2006
(In millions)	GE Commercial Finance	GE Consumer Finance	GE Industrial(a)	GE Infrastructure(a)	Total

Balance January 1	$10,621	$9,184	$1,406	$126	$21,337
Acquisitions/purchase accounting
adjustments	85	53	(3)	-	135
Currency exchange and other	(11)	(82)	(3)	-	(96)
Balance March 31	$10,695	$9,155	$1,400	$126	$21,376

(a)	Included only portions of the segment that are financial services businesses.

The amount of goodwill related to new acquisitions recorded during the first quarter of 2006 was $68 million. During 2006, we increased goodwill associated with previous acquisitions by $67 million.

Intangible Assets Subject to Amortization

	At
	3/31/06			12/31/05
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Capitalized software	$1,525	$(837)	$688	$1,477	$(798)	$679
Patents, licenses and trademarks	480	(277)	203	497	(272)	225
All other	2,619	(1,072)	1,547	2,565	(1,015)	1,550
Total	$4,624	$(2,186)	$2,438	$4,539	$(2,085)	$2,454

Amortization expense related to intangible assets subject to amortization was $129 million and $102 million for the quarters ended March 31, 2006 and 2005, respectively.

(9)

6. Borrowings are summarized in the following table.

	At
(In millions)	3/31/06	12/31/05

Short-Term Borrowings

Commercial paper
U.S.
Unsecured	$61,724	$67,643
Asset-backed(a)	8,157	9,267
Non-U.S.	24,870	20,456
Current portion of long-term debt(b)(c)	38,693	41,792
Other	18,149	18,514
Total	151,593	157,672

Long-Term Borrowings

Senior notes
Unsecured	192,239	180,546
Asset-backed(d)	5,899	6,845
Extendible notes(e)	13,984	14,022
Subordinated notes(f)	2,964	2,984
Total	215,086	204,397
Total borrowings	$366,679	$362,069

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 8.
(b)	Included short-term borrowings by consolidated, liquidating securitization entities of $732 million and $697 million at March 31, 2006 and December 31, 2005, respectively. See note 8.
(c)	Included $250 million of subordinated notes guaranteed by GE at both March 31, 2006, and December 31, 2005.
(d)	Asset-backed senior notes were all issued by consolidated, liquidating securitization entities. See note 8.
(e)	Included $38 million of obligations of consolidated, liquidating securitization entities at December 31, 2005. See note 8.
(f)	Included $750 million of subordinated notes guaranteed by GE at both March 31, 2006, and December 31, 2005.

7. A summary of increases (decreases) in shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended March 31
(In millions)	2006	2005

Net earnings	$2,533	$2,268
Investment securities - net	(705)	(699)
Currency translation adjustments - net	(280)	234
Cash flow hedges - net	306	459
Minimum pension liabilities - net	(10)	(6)
Total	$1,844	$2,256

(10)

8. We securitize financial assets in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party entities to execute securitization transactions funded in the commercial paper and term bond markets.

Securitized assets that are on-balance sheet include assets consolidated upon adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, as amended. Although we do not control these entities, consolidation was required because we provided a majority of the credit and liquidity support for their activities. A majority of these entities were established to issue asset-backed securities, using assets that were sold by us and by third parties. These entities differ from others included in our consolidated financial statements because the assets they hold are legally isolated and are unavailable to us under any circumstances. Repayment of their liabilities depends primarily on cash flows generated by their assets. Because we have ceased transferring assets to these entities, balances will decrease as the assets repay. We refer to these entities as “consolidated, liquidating securitization entities.”

The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	3/31/06	12/31/05

Receivables secured by:
Equipment	$11,309	$12,949
Commercial real estate	12,355	13,010
Residential real estate	8,083	8,882
Other assets	13,079	12,869
Credit card receivables	10,973	10,039
Total securitized assets	$55,799	$57,749

	At
(In millions)	3/31/06	12/31/05

Off-balance sheet(a)(b)	$39,946	$39,845
On-balance sheet(c)	15,853	17,904
Total securitized assets	$55,799	$57,749

(a)
At March 31, 2006 and December 31, 2005, liquidity support amounted to $2,159 million and $1,931 million, respectively. These amounts are net of $3,424 million and $3,786 million, respectively, participated or deferred beyond one year. Credit support amounted to $5,648 million and $5,988 million at March 31, 2006 and December 31, 2005, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $63 million and $93 million at March 31, 2006 and December 31, 2005, respectively.
(c)
At March 31, 2006 and December 31, 2005, liquidity support amounted to $8,768 million and $10,044 million, respectively. These amounts are net of $34 million and $138 million, respectively, participated or deferred beyond one year. Credit support amounted to $3,893 million and $4,780 million at March 31, 2006 and December 31, 2005, respectively.

The portfolio of financing receivables consisted of loans and financing lease receivables secured by equipment, commercial and residential real estate and other assets; and credit card receivables. Examples of these assets include loans and leases on manufacturing and transportation equipment, loans on commercial property, commercial loans,

(11)

and balances of high credit quality accounts from sales of a broad range of products and services to a diversified customer base.

Assets in consolidated, liquidating securitization entities are shown in the following captions in the Condensed Statement of Financial Position.

	At
(In millions)	3/31/06	12/31/05

Financing receivables - net (note 4)	$14,864	$16,615
Other	989	1,289
Total	$15,853	$17,904

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Revenues for the first quarter of 2006 were $14.7 billion, a $1.1 billion (8%) increase over the first quarter of 2005. Revenues for the first quarters of 2006 and 2005 included $0.4 billion and $0.1 billion of revenue from acquisitions, respectively, and in 2006 were reduced by $0.3 billion as a result of dispositions. Revenues also increased $1.0 billion compared with the first quarter of 2005 as a result of organic revenue growth, partially offset by the strengthening U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $2.3 billion, up 22% from $1.9 billion in the first quarter of 2005.

Overall, acquisitions contributed $0.4 billion and $1.0 billion to total revenues in the first quarters of 2006 and 2005, respectively. Our total net earnings in each of the first quarters of 2006 and 2005 included approximately $0.1 billion from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.3 billion and $0.1 billion in the first quarters of 2006 and 2005, respectively. The effect on earnings was inconsequential in each of the first quarters of 2006 and 2005.

The provision for income taxes was $0.4 billion for the first quarter of 2006 (effective tax rate of 13.9%), compared with $0.2 billion for the first quarter of 2005 (effective tax rate of 9.9%). The tax rate increased primarily

(12)

as a result of the absence of the one-time benefit that resulted from the 2005 reorganization of our foreign aircraft leasing operations, partially offset by growth in lower-taxed earnings from global operations.

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured - excluded in determining segment profit, which we refer to as “operating profit,” for GE Healthcare, GE NBC Universal and the industrial businesses of the GE Industrial and GE Infrastructure segments; included in determining segment profit, which we refer to as “net earnings,” for GE Commercial Finance, GE Consumer Finance, and the financial services businesses of the GE Industrial segment (Equipment Services) and the GE Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

In addition to providing information on segments in their entirety, we have also provided supplemental information for certain businesses within the segments.

(13)

Summary of Operating Segments

	Three months ended March 31 (Unaudited)
(In millions)	2006	2005

Revenues
GE Commercial Finance	$5,484	$5,072
GE Consumer Finance	5,090	4,689
GE Industrial	8,140	7,668
GE Infrastructure	10,152	9,374
Total segment revenues	28,866	26,803
GECS corporate items and eliminations(a)	1,170	1,177
Total revenues	30,036	27,980
Less portion of GE revenues not included in GECS	(15,355)	(14,375)
Total revenues in GECS	$14,681	$13,605

Segment profit
GE Commercial Finance	$1,174	$926
GE Consumer Finance	836	735
GE Industrial	600	526
GE Infrastructure	1,703	1,540
Total segment profit	4,313	3,727
GECS corporate items and eliminations	(108)	(82)
Less portion of GE segment profit not included in GECS	(1,935)	(1,782)
Earnings in GECS from continuing operations	2,270	1,863
Earnings in GECS from discontinued operations, net of taxes	263	405
Total net earnings in GECS	$2,533	$2,268

(a)	Primarily revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(14)

GE Commercial Finance

	Three months ended March 31
(In millions)	2006	2005

Revenues	$5,484	$5,072

Segment profit	$1,174	$926

	At
(In millions)	3/31/06	3/31/05	12/31/05

Total assets	$195,209	$187,626	$190,546

	Three months ended March 31
(In millions)	2006	2005

Revenues in GE
Capital Solutions	$2,820	$2,889
Real Estate	1,075	898

Segment profit in GE
Capital Solutions	$339	$286
Real Estate	441	310

	At
(In millions)	3/31/06	3/31/05	12/31/05

Assets in GE
Capital Solutions	$88,661	$86,230	$87,306
Real Estate	37,566	36,299	35,323

GE Commercial Finance revenues and net earnings increased 8% and 27%, respectively, compared with the first quarter of 2005. Revenues for the first quarters of 2006 and 2005 included $0.2 billion and $0.1 billion from acquisitions, respectively, and in 2006 were reduced by $0.2 billion as a result of dispositions. Revenues for the quarter also increased $0.4 billion compared with the first quarter of 2005 as a result of organic revenue growth ($0.5 billion), partially offset by the strengthening U.S. dollar ($0.1 billion). The increase in net earnings resulted primarily from core growth ($0.2 billion), including growth in lower-taxed earnings from global operations.

(15)

GE Consumer Finance

	Three months ended March 31
(In millions)	2006	2005

Revenues	$5,090	$4,689

Segment profit	$836	$735

	At
(In millions)	3/31/06	3/31/05	12/31/05

Total assets	$158,508	$149,912	$158,829

GE Consumer Finance revenues and net earnings increased 9% and 14%, respectively, compared with the first quarter of 2005. Revenues for the first quarter of 2006 included $0.2 billion from acquisitions. Revenues for the quarter also increased $0.2 billion compared with the first quarter of 2005 as a result of organic revenue growth ($0.4 billion), partially offset by the strengthening U.S. dollar ($0.2 billion). The increase in net earnings resulted primarily from acquisitions ($0.1 billion).

GE Industrial

	Three months ended March 31
(In millions)	2006	2005

Revenues	$8,140	$7,668
Less portion of GE Industrial not included in GECS	(6,506)	(6,094)
Total revenues in GECS	$1,634	$1,574

Segment profit	$600	$526
Less portion of GE Industrial not included in GECS	(584)	(516)
Total segment profit in GECS	$16	$10

Revenues in GE
Consumer & Industrial	$3,534	$3,261
Equipment Services	1,634	1,574
Plastics	1,644	1,648

Segment profit in GE
Consumer & Industrial	$220	$165
Equipment Services	16	10
Plastics	225	240

GE Industrial revenues rose 6%, or $0.5 billion, in the first quarter of 2006 as higher volume ($0.5 billion) was partially offset by the strengthening U.S. dollar ($0.1 billion) at the industrial businesses in the segment. The increase in volume was primarily at Consumer & Industrial and at Security which acquired Edwards Systems Technology late in the first quarter of 2005. Revenues at Equipment Services also increased as a result of organic revenue growth ($0.1 billion).

(16)

Segment profit rose 14%, or $0.1 billion, in the first quarter of 2006 as productivity ($0.2 billion), primarily at Consumer & Industrial and Plastics, was partially offset by higher material and other costs ($0.1 billion), primarily at Consumer & Industrial. Segment profit was unaffected by price as higher prices at Consumer & Industrial offset lower prices at Plastics.

GE Infrastructure

	Three months ended March 31
(In millions)	2006	2005

Revenues	$10,152	$9,374
Less portion of GE Infrastructure not included in GECS	(8,849)	(8,281)
Total revenues in GECS	$1,303	$1,093

Segment profit	$1,703	$1,540
Less portion of GE Infrastructure not included in GECS	(1,351)	(1,266)
Total segment profit in GECS	$352	$274

Revenues in GE
Aviation	$3,041	$2,590
Aviation Financial Services	934	817
Energy	3,835	3,951
Energy Financial Services	301	228
Oil & Gas	772	641
Transportation	1,023	756

Segment profit in GE
Aviation	$645	$527
Aviation Financial Services	206	163
Energy	436	577
Energy Financial Services	117	94
Oil & Gas	55	27
Transportation	204	82

GE Infrastructure revenues increased 8%, or $0.8 billion, in the first quarter of 2006 as higher volume ($0.8 billion) was partially offset by the strengthening U.S. dollar ($0.1 billion) and lower prices ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflects increased sales of commercial and military services and commercial engines at Aviation and increased locomotive sales at Transportation, partially offset by lower sales at Energy. Energy sold 21 large heavy-duty gas turbines in the first quarter of 2006, compared with 34 in the corresponding period of 2005. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.1 billion) and Energy Financial Services ($0.1 billion).

Segment profit rose 11%, or $0.2 billion, as productivity ($0.2 billion) and higher volume ($0.1 billion) were partially offset by higher material and other costs ($0.1 billion) and lower prices ($0.1 billion) at the industrial businesses of the segment. We realized productivity improvements at Transportation and Aviation. Volume increases were primarily at Aviation. Segment profit from the financial services businesses increased $0.1 billion as a result of core growth at Aviation Financial Services and Energy Financial Services, despite the absence of a 2006 counterpart to the 2005 one-time benefits from our aircraft leasing reorganization.

(17)

Discontinued Insurance Operations

	Three months ended March 31
(In millions)	2006	2005

Earnings in GECS from discontinued operations, net of taxes	$263	$405

In 2006, we continue to reduce our exposure to insurance in a disciplined fashion. In March 2006, we initiated a plan to sell GE Life, our U.K.-based life insurance operation. We have provided for a pre-tax loss of $0.2 billion ($0.2 billion after tax) based on our best estimate of sales proceeds. We anticipate selling GE Life by March 31, 2007.

Swiss Reinsurance Company (Swiss Re) has agreed to buy the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions) for $8.5 billion, including the assumption of $1.7 billion of debt. On April 20, 2006, we and Swiss Re agreed that consideration, other than assumed debt, will consist of $2.4 billion of newly issued Swiss Re common stock that we will be restricted from selling for 360 days and the remainder will consist of some combination of cash, immediately salable notes and mandatory convertible instruments. We presently expect this transaction to close in the second quarter of 2006, subject to regulatory approvals and customary closing conditions.

In March 2006, we completed the sale of our remaining 18% investment in Genworth Financial, Inc. (Genworth) through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result, we recognized a pre-tax gain of $0.5 billion ($0.3 billion after tax).

Discontinued operations comprise GE Life, our U.K.-based life insurance operation; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions and most of its affiliates; and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

Earnings from discontinued operations net of taxes for the first quarter of 2006 reflected the gain on the sale of our remaining 18% investment in Genworth common stock ($0.3 billion) and earnings from the portions of GE Insurance Solutions described above ($0.1 billion), partially offset by the estimated loss on the planned sale of GE Life ($0.2 billion). GE Insurance Solutions results will be included in our discontinued operations to the date of closing, which is expected to be the second quarter of 2006. GE Life results will be included in our discontinued operations until a transaction is completed. We anticipate selling GE Life by March 31, 2007.

Earnings from discontinued operations net of taxes for the first quarter of 2005 reflected our share of Genworth 2005 earnings from operations ($0.2 billion), the gain related to Genworth’s secondary public offering ($0.1 billion) and the operations of GE Insurance Solutions ($0.2 billion).

(18)

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
During the first quarter of 2006, we completed the sale of our remaining 18% investment in Genworth common stock and we initiated a plan to sell GE Life. We have separately reported the assets and liabilities related to these discontinued operations for all periods presented.

•	The U.S. dollar was stronger at March 31, 2006, than it was at December 31, 2005, reducing the translated levels of our non-U.S. dollar assets and liabilities.

Investment securities comprise mainly available-for-sale investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of available-for-sale securities with unrealized losses at March 31, 2006, approximately $0.1 billion was at risk of being charged to earnings in the next 12 months; substantially all of this amount related to the automotive and commercial aviation industries. Impairment losses were inconsequential for each of the first quarters of 2006 and 2005.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $291.3 billion at March 31, 2006, and $292.2 billion at December 31, 2005. The related allowance for losses at March 31, 2006, amounted to $4.5 billion compared with $4.6 billion at December 31, 2005, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, decreased $0.9 billion from December 31, 2005, primarily as a result of securitization and sales ($10.6 billion), loans transferred to assets held for sale ($1.1 billion) and the strengthening U.S. dollar ($0.9 billion), partially offset by core growth ($11.3 billion) and acquisitions ($1.1 billion). Related nonearning receivables were $4.2 billion at March 31, 2006, compared with $4.1 billion at year-end 2005, both representing 1.4% of outstanding receivables, respectively. This increase was primarily related to higher nonearning receivables in our European secured financing business at GE Consumer Finance, a business that tends to experience relatively higher delinquencies but lower losses than the rest of our consumer portfolio, partially offset by decreases in our U.S. portfolio resulting from an improving economic environment.

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Consumer Finance financing receivables follow.

	Delinquency rates at
	3/31/06	(a)	12/31/05	3/31/05

GE Commercial Finance	1.31%		1.31%	1.54%
GE Consumer Finance	5.14		5.08	5.18

(a)	Subject to update.

(19)

Delinquency rates at GE Commercial Finance decreased from March 31, 2005, to March 31, 2006, primarily resulting from improved credit quality across all portfolios.

Delinquency rates at GE Consumer Finance increased from December 31, 2005, to March 31, 2006, as a result of seasonality in consumer spending and higher delinquencies in our European secured financing business, discussed above, partially offset by decreases in our U.S. portfolio resulting from an improving economic environment. The decrease from March 31, 2005, to March 31, 2006, reflected improved economic conditions, partially offset by higher delinquencies in our European secured financing business, discussed above.

C. Debt Instruments

During the first quarter of 2006, GECS and GECS affiliates issued $24 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 13 other global markets. Maturities for these issuances ranged from one to forty years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue between $31 billion and $41 billion of additional long-term debt during the remainder of 2006, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2006, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits

Exhibit 10
First and Second Amendments to the Transaction Agreement by and between Swiss Reinsurance Company and General Electric Company, dated April 20, 2006 (Incorporated by reference to Exhibit 10 of General Electric Company’s Form 10-Q Report for the period ended March 31, 2006).

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 99	Financial Measures that Supplement Generally Accepted Accounting Principles.*
* Filed electronically herewith.

(20)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Services, Inc. (Registrant)
April 26, 2006	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(21)