Form 10-K/A
period 2005-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2007-01-19
CIK 797463

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

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in Amendment No. 1 to the Annual Report on Form 10-K/A of General Electric Company for the year ended December 31, 2005 are incorporated by reference into Part IV hereof.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

(1)

(2)

Explanatory Note

Overview

General Electric Capital Services, Inc. (GECS) is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information for the years 2005, 2004 and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004. In addition, we are filing amendments to our Quarterly Reports on Form 10-Q for each of the periods ended September 30, June 30, and March 31, 2006, to amend and restate financial statements for the first three quarters of 2006. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

A comparison of the cumulative earnings effects of this non-cash restatement to cumulative earnings from continuing operations before accounting changes follows.

(In millions)	Cumulative January 1, 2001 - December 31, 2005

Decrease in earnings from continuing operations before
accounting changes	$(473)
Earnings from continuing operations before accounting
changes and error correction	$32,622

Background

As previously disclosed, the Boston Office of the U.S. Securities and Exchange Commission (SEC) is conducting a formal investigation of our application of SFAS 133. In the course of that investigation, the SEC Enforcement staff raised certain concerns about our accounting for the use of interest rate swaps to fix certain otherwise variable interest costs in a portion of our commercial paper program at GECC and GECS. The SEC Enforcement staff referred such concerns to the Office of Chief Accountant. We and our auditors determined that our accounting for the commercial paper hedging program satisfied the requirements of SFAS 133 and conveyed our views to the staff of the Office of Chief Accountant. Following our discussions, however, the Office of Chief Accountant communicated its view to us that our commercial paper hedging program as structured did not meet the SFAS 133 specificity requirement.

After considering the staff’s view, General Electric Company (GE) and GECS management recommended to the Audit Committee of GE’s Board of Directors that previously reported financial results be restated to eliminate hedge accounting for the interest rate swaps entered into as part of our commercial paper hedging program from January 1, 2001. The Audit Committee discussed and agreed with this recommendation. At a meeting on January 18, 2007, the GE and GECS Board of Directors adopted the recommendation of the Audit Committee and determined that previously reported results for GECS should be restated and, therefore, that the previously filed financial statements and other financial information referred to above should not be relied upon. The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction.

(3)

As of January 1, 2007, we modified our commercial paper hedging program and adopted documentation for interest rate swaps that we believe complies with the requirements of SFAS 133 and remediated the related internal control weakness.

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

Amendment to this Form 10-K

The following sections of this Form 10-K have been revised to reflect the restatement: Part I - Item 1 - Business; Part II - Item 6 - Selected Financial Data, - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A - Quantitative and Qualitative Disclosures About Market Risk; - Item 8 - Financial Statements and Supplementary Data and Item 9A - Controls and Procedures; and Part IV - Item 15 - Exhibits and Financial Statement Schedules are revised in this filing to reflect the restatement. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-K do not reflect any events that have occurred after this Form 10-K was initially filed on March 3, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the years 2005, 2004, 2003, 2002 and 2001, and for each of the quarters in the years 2005 and 2004. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

Effects on Statements of Earnings

(Income (expense); in millions)	Cumulative through 12/31/05	2005	2004	2003	2002	2001

Commercial paper interest rate
swap adjustment (note 1)(a)	$(800)	$540	$518	$535	$(1,889)	$(504)
Interest	24	49	45	1	(38)	(33)
Provision for income taxes	303	(231)	(222)	(211)	758	209
Earnings from continuing
operations before
accounting changes	(473)	358	341	325	(1,169)	(328)
Net earnings	$(473)	$358	$341	$325	$(1,169)	$(328)

(a)	Included in total revenues.

	2005
(Income (expense);in millions)	Total	First quarter	Second quarter	Third quarter	Fourth quarter

Commercial paper interest
rate swap adjustment (note 1)(a)	$540	$358	$(239)	$271	$150
Interest	49	12	11	13	13
Provision for income taxes	(231)	(145)	89	(111)	(64)
Net earnings	$358	$225	$(139)	$173	$99

(a)	Included in total revenues.

(4)

	2004
(Income (expense);in millions)	Total	First quarter	Second quarter	Third quarter	Fourth quarter

Commercial paper interest
rate swap adjustment (note 1)(a)	$518	$(233)	$970	$(381)	$162
Interest	45	10	10	13	12
Provision for income taxes	(222)	87	(384)	144	(69)
Net earnings	$341	$(136)	$596	$(224)	$105

(a)	Included in total revenues.

Reversal of these cumulative adjustments will affect net earnings positively over the terms of the underlying interest rate swaps, but to a degree that we do not expect to be significant in any individual period given the terms of the arrangements and actions taken to eliminate the accounting volatility by modifying the documentation in a manner that will enable the swaps to qualify for hedge accounting effective January 1, 2007.

For additional information relating to the effect of the restatement, see the following items:

Part I:
Item 1 - Business

Part II:
Item 6 - Selected Financial Data
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A - Quantitative and Qualitative Disclosures About Market Risk
Item 8 - Financial Statements and Supplementary Data
Item 9A - Controls and Procedures

Part IV:
Item 15 - Exhibits and Financial Statement Schedules

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the years and for each of the quarters in the years 2005, 2004, 2003, 2002 and 2001.

(5)

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

(6)

GE Commercial Finance

GE Commercial Finance (34.5%, 36.6% and 38.9% of total GECS revenues in 2005, 2004 and 2003, respectively) offers a broad range of financial services worldwide. We have particular mid-market expertise and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; commercial and residential real estate; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, telecommunications and healthcare industries.

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

(7)

GE Consumer Finance

GE Consumer Finance (32.4%, 29.5% and 29.5% of total GECS revenues in 2005, 2004 and 2003, respectively) offers credit and deposit products and services to consumers, retailers, brokers and auto dealers in over 50 countries. We offer a broad range of financial products, including private-label credit cards; bank cards; Dual Cards™; corporate travel and purchasing cards; personal loans; auto loans; leases and inventory financing; residential mortgages; home equity loans; debt consolidation loans; current and savings accounts and insurance products related to consumer finance offerings for customers on a global basis.

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

GE Industrial

GE Industrial (11.1%, 12.3% and 7.7% of total GECS revenues in 2005, 2004 and 2003, respectively) produces and sells products including consumer appliances, industrial equipment and plastics, and related services. We also finance business equipment for a wide variety of customer applications.

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

(8)

GE Infrastructure

GE Infrastructure (8.4%, 8.1% and 8.7% of total GECS revenues in 2005, 2004 and 2003, respectively) produces, sells, finances and services equipment for the air transportation and energy generation industries. We also produce, sell and service equipment for the rail transportation and water treatment industries.

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

(9)

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

(10)

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

(11)

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

Item 6. Selected Financial Data.

The selected financial data set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2006. The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

Information below is divided into two tables. The first table reflects the “as reported” financial data; the second table sets forth the “as restated” financial data for that information affected by the restatement.

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

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowner’s equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowner’s equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2005, is described in the Supplemental Information section.

(12)

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)

Revenues	$59,837	$53,412	$43,513	$38,456	$39,494
Earnings from continuing operations
before accounting changes	9,499	8,194	6,256	4,122	4,078
Earnings (loss) from discontinued operations,
net of taxes	(1,922)	534	2,057	(616)	1,130
Earnings before accounting changes	7,577	8,728	8,313	3,506	5,208
Cumulative effect of accounting changes	-	-	(339)	(1,015)	(12)
Net earnings	7,577	8,728	7,974	2,491	5,196
Shareowner’s equity	50,812	54,379	45,790	37,202	28,785
Return on average shareowner’s equity(a)	17.52%	16.73%	14.90%	13.20%	14.37%
GECS ratio of earnings to fixed charges	1.74	1.88	1.74	1.42	1.46
GECC ratio of debt to equity	7.09:1	6.45:1	6.62:1	6.48:1	7.20:1
Total assets of continuing operations	493,828	486,348	410,659	356,134	304,031
Total assets	540,584	618,614	554,877	489,602	425,493

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowner’s equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowner’s equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2005, is described in the Supplemental Information section.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2007 Restatement

As discussed in the explanatory note to this Form 10-K/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the years 2005, 2004 and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

Interest rate swaps - agreements under which we pay a fixed rate of interest and receive a floating rate of interest on an agreed notional amount - are used in meeting our objective of managing interest rate risk related to our commercial paper program. Many of our financial assets - such as loans and leases - have long-term, fixed-rate yields, and funding them with proceeds of commercial paper would expose us to interest rate risk. Interest rate swaps are used to manage this risk. We use commercial paper in connection with interest rate swaps because that financing structure is highly effective at fixing interest rates, enabling us to match fixed rate assets with fixed rate funding (or “match funding”) provided by the hedged commercial paper. Consistent with our hedge documentation, we had measured and recognized hedge ineffectiveness each reporting period in accordance with the requirements of SFAS 133. We had never used the short-cut treatment provided for in SFAS 133 for any of these hedges.

The following table sets forth the effects of the errors in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page 3, on our previously reported earnings for the years 2001 through 2005, and each of the quarters in the years 2004 and 2005.

(13)

	Increase (decrease) in earnings from continuing operations before accounting changes
(In millions)	2005	2004	2003	2002	2001

Total adjustment	$358	$341	$325	$(1,169)	$(328)

Previously reported earnings from continuing
operations before accounting changes	$9,141	$7,853	$5,931	$5,291	$4,406
Percent variation from previously reported
earnings from continuing operations
before accounting changes	3.9%	4.3%	5.5%	(22.1)%	(7.4)%

(In millions)	Increase (decrease) in earnings from continuing operations(a)
	2005				2004
Quarter	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Total adjustment	$99	$173	$(139)	$225	$105	$(224)	$596	$(136)

Previously reported
earnings from continuing
operations	$2,675	$2,577	$2,024	$1,865	$2,727	$2,123	$1,431	$1,572
Percent variation from
previously reported
earnings from continuing
operations	3.7%	6.7%	(6.9)%	12.1%	3.9%	(10.6)%	41.6%	(8.7)%

(a) See also note 21 to the Notes to Consolidated Financial Statements - Quarterly Information (Unaudited), as restated.

Changes to our previously reported earnings detailed above reflect the volatility resulting from recognizing changes in the fair value of our commercial paper interest rate swaps immediately in earnings, rather than recording them in earnings over the remaining term of the hedging relationship. Values of these swaps move directly with changes in interest rates: increases in interest rates produce positive earnings effects from fair value gains on the interest rate swaps, as the amount of cash we receive on the swaps’ variable cash flow stream increases versus its fixed payment stream; similarly, negative earnings effects result from fair value losses on the swaps associated with decreases in interest rates as the amount of cash received on the swaps’ variable cash flow stream decreases versus its fixed payment stream. Interest rates generally trended downward during the period from 2001 to the present, explaining the slightly negative effect on earnings from this accounting error correction. However, interest rates were volatile within the years - for example increasing sharply second quarter of 2004 and first quarter of 2005, resulting in more pronounced positive earnings effects in those periods. As these swaps are used in match funding arrangements, which protect against the economic exposure to changes in interest rates, there are offsetting fair value changes associated with the related fixed rate assets. Because fair value changes related to fixed rate assets are not recognized in earnings under the current accounting model, the elimination of hedge accounting through correction of the error presents the current earnings effects of only one of two equal and offsetting components of the economic relationship.

The effects of those corrections resulted in a cumulative earnings decrease of $0.5 billion through December 31, 2005, all of which were related to interest rate swaps used in our commercial paper hedging program. Reversal of these cumulative adjustments will affect net earnings positively over the terms of the underlying interest rate swaps, but to a degree that we do not expect to be significant in any individual period given the terms of the

(14)

arrangements and actions taken to eliminate the accounting volatility by modifying the documentation in a manner that will enable the swaps to qualify for hedge accounting effective January 1, 2007.

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

Overview of Our Earnings from 2003 through 2005

Our results over the last several years reflect the global economic environment in which we operate. During these years, the economy has grown, but at a rate that, in historic terms, has been relatively modest. Long-term interest rates have been stable. We also experienced a weaker, but recently strengthening, U.S. dollar, escalating energy costs and higher fossil fuel-related raw material prices. Market developments in the commercial aviation industry also had significant effects on our results. We had 1,405 commercial aircraft on lease at December 31, 2005, an increase of 63 aircraft from last year. All of our aircraft were on lease at the end of 2005, and at that time we held $10.6 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 73 aircraft ($4.8 billion list price) scheduled for delivery in 2006, all under agreement to commence operations with commercial airline customers. As the following pages show, our diversification and risk management strategies enabled us to continue to grow revenues and earnings to record levels during this challenging time.

GE Commercial Finance and GE Consumer Finance (together, 67% and 84% of total three-year revenues and total segment profit, respectively) are large, profitable growth businesses in which we continue to invest with confidence. In a challenging economic environment, these businesses grew earnings by a combined $1.3 billion and $1.0 billion in 2005 and 2004, respectively. GE Commercial Finance and GE Consumer Finance have delivered strong results through solid core growth, disciplined risk management and successful acquisitions. The most significant acquisitions affecting GE Commercial Finance and GE Consumer Finance results in 2005 were the commercial lending business of Transamerica Finance Corporation; WMC Finance Co. (WMC), a U.S. wholesale mortgage lender; Australian Financial Investments Group (AFIG), a residential mortgage lender in Australia; and the Transportation Financial Services Group of CitiCapital. These acquisitions collectively contributed $1.9 billion and $0.2 billion to 2005 revenues and net earnings, respectively.

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

(15)

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

Restated interest on borrowings amounted to $14.3 billion, $11.1 billion and $9.9 billion in 2005, 2004 and 2003, respectively. Changes over the three-year period reflected increased average borrowings and increased interest rates. Our average borrowings were $346.1 billion, $319.2 billion and $305.0 billion in 2005, 2004 and 2003, respectively. Our average composite effective interest rate was 4.2% in 2005, compared with 3.5% in 2004 and 3.2% in 2003. Proceeds of these borrowings were used in part to finance asset growth and acquisitions. In 2005, our average assets of $487.0 billion were 10% higher than in 2004, which in turn were 15% higher than in 2003. See the Financial Resources and Liquidity section for a discussion of interest rate risk management.

Restated income taxes. Income taxes are a significant cost. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Our effective tax rate decreased to 12.3% in 2005 from 17.5% in 2004 and 16.1% in 2003. The 2005 rate reflects the net benefits, discussed below, of a reorganization of our aircraft leasing business; and an increase in lower-taxed earnings from global operations. Together, these items more than account for the 6.6 percentage point decrease in rate from 2004 reflected in the line “Tax on global activities including exports” in note 13. Partially offsetting these benefits was the nonrecurrence of the benefits from 2004 favorable settlements with the U.S. Internal Revenue Service (IRS) and the low-taxed disposition of a majority interest in Gecis, our business process outsourcing operation (now Genpact). The lack of counterparts to these items increased the 2005 tax rate by 1.7 percentage points.

The increase in our effective tax rate from 2003 to 2004 also reflected the net benefits, discussed below, of a reorganization of our aircraft leasing business, which decreased the 2004 effective tax rate 1.6 percentage points and is included in the line “Tax on global activities including exports” in note 13; tax benefits from favorable IRS settlements, which decreased the 2004 effective tax rate 1.2 percentage points and is included in the line “All other - net” in note 13; and the low-taxed disposition of a majority interest in Genpact which decreased the 2004 effective tax rate 0.8 percentage points, and is included in the line “Tax on global activities including exports” in note 13. Offsetting these benefits were the effects of higher pre-tax income and the nonrecurrence of a 2003 tax benefit on the disposition of shares of ERC Life Reinsurance Corporation.

(16)

As a result of the repeal of the extraterritorial income (ETI) taxing regime as part of the American Jobs Creation Act of 2004 (the Act), our aircraft leasing business no longer qualifies for a reduced U.S. tax rate. However, the Act also extended to aircraft leasing, the U.S. tax deferral benefits that were already available to other GE non-U.S. active operations. These legislative changes, coupled with a reorganization of our aircraft leasing business and a favorable Irish tax ruling, decreased our effective tax rate 2.8 percentage points in 2005 and 1.6 percentage points in 2004.

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

Our Board of Directors oversees the risk management process, and approves directly or by delegation all significant acquisitions and dispositions as well as borrowings and investments. All participants in the risk management process must comply with approval limits established by the Board.

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

(17)

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

(18)

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

For additional information about our segments, see Item 1, Business and note 17.

Summary of Operating Segments

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)

Revenues
GE Commercial Finance	$20,646	$19,524	$16,927
GE Consumer Finance	19,416	15,734	12,845
GE Industrial	32,631	30,722	24,988
GE Infrastructure	41,803	37,373	36,569
Total segment revenues	114,496	103,353	91,329
GECS corporate items and eliminations, as restated(a)	8,104	7,278	6,593
Total revenues	122,600	110,631	97,922
Less portion of GE revenues not included in GECS	(62,763)	(57,219)	(54,409)
Total revenues in GECS	$59,837	$53,412	$43,513

Segment profit
GE Commercial Finance	$4,290	$3,570	$2,907
GE Consumer Finance	3,050	2,520	2,161
GE Industrial	2,559	1,833	1,385
GE Infrastructure	7,769	6,797	7,362
Total segment profit	17,668	14,720	13,815
GECS corporate items and eliminations, as restated	487	1,047	442
Less portion of GE segment profit not included in GECS	(8,656)	(7,573)	(8,001)
Earnings in GECS from continuing operations before
accounting change	9,499	8,194	6,256
Earnings (loss) in GECS from discontinued operations, net of taxes	(1,922)	534	2,057
Earnings in GECS before accounting change	7,577	8,728	8,313
Cumulative effect of accounting change	-	-	(339)
Total net earnings in GECS	$7,577	$8,728	$7,974

(a)	Primarily revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(19)

GE Commercial Finance

(In millions)	2005	2004	2003

Revenues	$20,646	$19,524	$16,927

Segment profit	$4,290	$3,570	$2,907

December 31 (In millions)	2005	2004

Total assets	$190,546	$184,388

(In millions)	2005	2004	2003

Revenues in GE
Capital Solutions	$11,476	$11,503	$9,893
Real Estate	3,492	3,084	2,956

Segment profit in GE
Capital Solutions	$1,515	$1,325	$1,184
Real Estate	1,282	1,124	947

December 31 (In millions)	2005	2004

Assets in GE
Capital Solutions	$87,306	$80,514
Real Estate	35,323	39,515

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

(20)

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

(21)

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

(22)

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

(23)

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

Global revenues rose 18% to $29.7 billion in 2005 compared with $25.2 billion and $21.3 billion in 2004 and 2003, respectively. Global revenues as a percentage of total revenues were 50% in 2005, compared with 47% and 49% in 2004 and 2003, respectively. The effects of the weaker U.S. dollar on reported results were to increase revenues by $0.6 billion, $2.7 billion and $1.4 billion in 2005, 2004 and 2003, respectively; and to increase earnings by $0.1 billion, $0.1 billion and $0.2 billion in 2005, 2004 and 2003, respectively.

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

(24)

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

(25)

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

(26)

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

Borrowings amounted to $362.1 billion at December 31, 2005, of which $157.7 billion is due in 2006 and $204.4 billion is due in subsequent years. Comparable amounts at the end of 2004 were $355.5 billion in total, $154.3 billion due within one year and $201.2 billion due thereafter. Included in our total borrowings were borrowings of consolidated, liquidating securitization entities amounting to $16.8 billion and $25.8 billion at December 31, 2005

(27)

and 2004, respectively. A large portion of our borrowings ($97.4 billion and $96.9 billion at the end of 2005 and 2004, respectively) was issued in active commercial paper markets that we believe will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of GE Capital commercial paper were 45 days and 4.09% at the end of 2005, compared with 42 days and 2.39% at the end of 2004. The restated GE Capital ratio of debt to equity was 7.09 to 1 at the end of 2005 and 6.45 to 1 at the end of 2004. See note 11.

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

Statement of Changes in Shareowner’s Equity

Shareowner’s equity decreased $3.6 billion in 2005, and increased $8.6 billion in 2004 and 2003. Changes over the three-year period were largely attributable to net earnings, which were more than offset by dividends declared of $7.8 billion in 2005, and partially offset by dividends declared of $3.1 billion and $3.4 billion in 2004 and 2003, respectively. Currency translation adjustments decreased equity by $2.8 billion in 2005, compared with a $2.5 billion increase in 2004. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. In 2005, the U.S. dollar strengthened against the pound sterling and euro. In 2004, the pound sterling, euro and, to a lesser extent, Asian currencies strengthened against the U.S. dollar. See note 15. Accumulated currency translation adjustments affect net earnings only when all or a portion of an affiliate is disposed of or substantially liquidated.

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

(28)

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

(29)

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

In a typical securitization transaction, we sell assets to a special purpose entity (SPE), which has obtained cash by issuing beneficial interests, usually debt, to third parties. Securitization entities commonly use derivatives such as interest rate swaps to match interest rate characteristics of the assets with characteristics of the related beneficial interests. An example is an interest rate swap that serves to convert fixed rate assets to a variable rate, matching the cash flows on SPE floating rate debt. An investor in a beneficial interest usually has recourse to assets in the associated SPE, and often benefits from credit enhancements supporting those assets. The most common credit enhancement is overcollateralization, where we securitize a greater principal amount of assets than debt issued by the SPE. Our other credit enhancements are in the form of liquidity and credit support agreements and guarantee and reimbursement contracts. We have provided $0.1 billion at year-end 2005 representing our best estimate of the fair value of potential losses under these arrangements.

(30)

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

(31)

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

(32)

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

•
If GE Capital’s ratio of earnings to fixed charges, which was 1.70 at the end of 2005, were to deteriorate to 1.10:1 or, upon redemption of certain preferred stock, its ratio of debt to equity, which was 7.09 at the end of 2005, were to exceed 8:1, GE has committed to contribute capital to GE Capital. GE also has guaranteed certain issuances of our subordinated debt with a face amount of $1.0 billion at December 31, 2005 and 2004.

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

(33)

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

(34)

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

In evaluating whether a particular relationship qualifies for hedge accounting, we first determine whether the relationship meets the strict criteria to qualify for exemption from ongoing effectiveness testing. For a relationship that does not meet these criteria, we test effectiveness at inception and quarterly thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. This test is conducted on a cumulative basis each reporting period. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third party confirmation.

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

(35)

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

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred to:

•	Average total shareowner’s equity, excluding effects of discontinued operations

•	Delinquency rates on certain financing receivables of the GE Commercial Finance and GE Consumer Finance segments for 2005, 2004 and 2003

The reason we use these non-GAAP financial measures and their reconciliation to their most directly comparable GAAP financial measures follow.

Average Total Shareowner’s Equity, Excluding Effects of Discontinued Operations, as reported(a)

December 31 (In millions)	2005	2004	2003	2002	2001

Average total shareowner’s equity(b)	$54,206	$48,938	$41,979	$31,256	$24,896
Less:
Cumulative effect of earnings from
discontinued operations(c)	3,094	2,980	925	1,007	226
Average net investment in discontinued
operations(d)	4,620	-	-	-	-
Average total shareowner’s equity, excluding
effects of discontinued operations(a)	$46,492	$45,958	$41,054	$30,249	$24,670

(a)	Used for computing return on average shareowner’s equity shown in the Selected Financial Data section.
(b)	On an annual basis, calculated using a five-point average.
(c)	Represented the average cumulative net earnings effects of discontinued operations from 2001 to 2005 (on an annual basis, calculated using a five-point average).
(d)	Represented the average net investment in discontinued operations for the second half of 2005 only - see below.

(36)

Average Total Shareowner’s Equity, Excluding Effects of Discontinued Operations, as restated(a)

December 31 (In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)

Average total shareowner’s equity(b)	$54,229	$48,989	$41,980	$31,237	$28,387
Less:
Cumulative effect of earnings from
discontinued operations(c)	3,094	2,980	925	1,007	226
Average net investment in discontinued
operations(d)	4,620	-	-	-	-
Average total shareowner’s equity, excluding
effects of discontinued operations(a)	$46,515	$46,009	$41,055	$30,230	$28,161

(a)	Used for computing return on average shareowner’s equity shown in the Selected Financial Data section.
(b)	On an annual basis, calculated using a five-point average.
(c)	Represented the average cumulative net earnings effects of discontinued operations from 2001 to 2005 (on an annual basis, calculated using a five-point average).
(d)	Represented the average net investment in discontinued operations for the second half of 2005 only - see below.

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

(37)

We believe that delinquency rates on managed financing receivables provide a useful perspective on our on and off-book portfolio quality and are key indicators of financial performance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about our global risk management can be found on page 17 of Item 7.

(38)

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Services, Inc.:

We have audited the accompanying statement of financial position of General Electric Capital Services, Inc. and consolidated affiliates (“GECS”) as of December 31, 2005 and 2004, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in item 15. These consolidated financial statements and financial statement schedule are the responsibility of GECS management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECS as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the consolidated financial statements have been restated.

As discussed in note 1 to the consolidated financial statements, GECS in 2004 and 2003 changed its method of accounting for variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GECS's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2006, except as to the second, third and fourth paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (as restated), which are as of January 19, 2007, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2005.

/s/ KPMG LLP

KPMG LLP
Stamford, Connecticut

February 10, 2006, except as to the restatement discussed in note 1 to the consolidated financial statements which is as of January 19, 2007

(39)

General Electric Capital Services, Inc. and consolidated affiliates
Statement of Earnings
For the years ended December 31 (In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)

Revenues
Revenues from services (note 3)	$56,769	$50,054	$40,750
Sales of goods	2,528	2,840	2,228
Commercial paper interest rate swap adjustment (note 1)	540	518	535
Total revenues	59,837	53,412	43,513

Costs and expenses
Interest	14,259	11,076	9,896
Operating and administrative (note 4)	16,621	15,972	12,508
Cost of goods sold	2,369	2,741	2,119
Investment contracts, insurance losses and insurance annuity benefits	5,674	3,800	3,069
Provision for losses on financing receivables (note 7)	3,841	3,888	3,752
Depreciation and amortization (note 8)	6,037	5,816	4,587
Minority interest in net earnings of consolidated affiliates	202	190	127
Total costs and expenses	49,003	43,483	36,058

Earnings from continuing operations before income taxes
and accounting change	10,834	9,929	7,455
Provision for income taxes (note 13)	(1,335)	(1,735)	(1,199)

Earnings from continuing operations before accounting change	9,499	8,194	6,256
Earnings (loss) from discontinued operations, net of taxes (note 2)	(1,922)	534	2,057

Earnings before accounting change	7,577	8,728	8,313
Cumulative effect of accounting change (note 1)	-	-	(339)
Net earnings	$7,577	$8,728	$7,974

Statement of Changes in Shareowner’s Equity

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)
Changes in shareowner’s equity (note 15)
Balance at January 1	$54,379	$45,790	$37,202
Dividends and other transactions with shareowner	(7,800)	(3,003)	(3,438)
Changes other than transactions with shareowner
Increase attributable to net earnings	7,577	8,728	7,974
Investment securities - net	(591)	481	651
Currency translation adjustments - net	(2,817)	2,538	3,359
Cash flow hedges - net	93	(46)	61
Minimum pension liabilities - net	(29)	(109)	(19)
Total changes other than transactions with shareowner	4,233	11,592	12,026
Balance at December 31	$50,812	$54,379	$45,790

The notes to consolidated financial statements are an integral part of these statements.

(40)

General Electric Capital Services, Inc. and consolidated affiliates
Statement of Financial Position
At December 31 (In millions, except share amounts)	2005 (Restated)	2004 (Restated)

Assets
Cash and equivalents	$7,316	$9,191
Investment securities (note 5)	52,706	56,539
Inventories	159	189
Financing receivables - net (notes 6 and 7)	287,639	282,699
Other receivables	19,060	14,965
Buildings and equipment - net (note 8)	51,024	46,347
Intangible assets - net (note 9)	23,887	23,736
Other assets (note 10)	52,037	52,682
Assets of discontinued operations (note 2)	46,756	132,266
Total assets	$540,584	$618,614

Liabilities and equity
Borrowings (note 11)	$362,069	$355,501
Accounts payable	13,133	11,374
Investment contracts, insurance liabilities and insurance annuity benefits (note 12)	45,722	48,393
Other liabilities	17,453	19,300
Deferred income taxes (note 13)	12,579	11,692
Liabilities of and minority interest in discontinued operations (note 2)	36,568	113,073
Total liabilities	487,524	559,333

Minority interest in equity of consolidated affiliates (note 14)	2,248	4,902

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by consolidated affiliates at December 31, 2005 and 2004)	10	10
Common stock, $1,000 par value (1,260 shares authorized at December 31, 2005 and 2004, and 1,064 shares issued and outstanding at December 31, 2005 and 2004)	1	1
Accumulated gains (losses) - net
Investment securities	1,754	2,345
Currency translation adjustments	2,287	5,104
Cash flow hedges	(343)	(436)
Minimum pension liabilities	(179)	(150)
Additional paid-in capital	12,376	12,360
Retained earnings	34,906	35,145
Total shareowner’s equity (note 15)	50,812	54,379
Total liabilities and equity	$540,584	$618,614

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” as shown in note 15, and was $3,519 million and $6,863 million at December 31, 2005 and 2004, respectively.

The notes to consolidated financial statements are an integral part of this statement.

(41)

General Electric Capital Services, Inc. and consolidated affiliates
Statement of Cash Flows
For the years ended December 31 (In millions)	2005 (Restated) (a)	2004 (Restated) (a)	2003 (Restated) (a)

Cash flows - operating activities
Net earnings	$7,577	$8,728	$7,974
Loss (earnings) from discontinued operations	1,922	(534)	(2,057)
Adjustments to reconcile net earnings to cash provided
from operating activities
Cumulative effect of accounting change	-	-	339
Depreciation and amortization of buildings and equipment	6,037	5,816	4,587
Deferred income taxes	(603)	225	1,028
Decrease (increase) in inventories	30	(9)	(35)
Increase in accounts payable	596	2,927	96
Increase (decrease) in insurance liabilities	1,034	1,959	(729)
Provision for losses on financing receivables	3,841	3,888	3,752
All other operating activities (note 16)	476	(2,875)	(896)
Cash from operating activities - continuing operations	20,910	20,125	14,059
Cash from operating activities - discontinued operations	3,854	6,002	7,389
Cash from operating activities	24,764	26,127	21,448

Cash flows - investing activities
Additions to buildings and equipment	(11,629)	(10,665)	(7,593)
Dispositions of buildings and equipment	6,027	5,838	4,918
Net increase in financing receivables (note 16)	(16,954)	(15,280)	(4,687)
Payments for principal businesses purchased	(7,167)	(13,888)	(10,482)
All other investing activities (note 16)	4,644	8,386	6,103
Cash used for investing activities - continuing operations	(25,079)	(25,609)	(11,741)
Cash used for investing activities - discontinued operations	(4,718)	(7,962)	(5,945)
Cash used for investing activities	(29,797)	(33,571)	(17,686)

Cash flows - financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(4,044)	33	(13,487)
Newly issued debt (maturities longer than 90 days) (note 16)	65,054	58,143	60,113
Repayments and other reductions (maturities longer
than 90 days) (note 16)	(49,709)	(45,538)	(43,202)
Dividends paid to shareowner	(7,816)	(3,105)	(3,435)
All other financing activities (note 16)	(1,191)	(3,397)	286
Cash from financing activities - continuing operations	2,294	6,136	275
Cash from (used for) financing activities - discontinued operations	478	2,402	(682)
Cash from (used for) financing activities	2,772	8,538	(407)

Increase (decrease) in cash and equivalents during year	(2,261)	1,094	3,355
Cash and equivalents at beginning of year	12,367	11,273	7,918
Cash and equivalents at end of year	10,106	12,367	11,273
Less cash and equivalents of discontinued operations at end of year	2,790	3,176	2,734
Cash and equivalents of continuing operations at end of year	$7,316	$9,191	$8,539

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(15,518)	$(11,304)	$(10,662)
Cash recovered (paid) during the year for income taxes	(1,425)	922	1,146

The notes to consolidated financial statements are an integral part of this statement.
(a)	Certain individual line items within cash from operating activities have been restated.

(42)

General Electric Capital Services, Inc. and consolidated affiliates

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

2007 Restatement

On January 19, 2007, we amended General Electric Capital Services, Inc. (GECS) Annual Report on Form 10-K for the year ended December 31, 2005, to amend and restate financial statements and other financial information for the years 2005, 2004, and 2003, and financial information for the years 2002 and 2001, and for each of the quarters in the years 2005 and 2004. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. This adjustment affects disclosure in the following footnotes: 10, 11, 13, 15, 16, 17, 18, and 21.

Background

As previously disclosed, the Boston Office of the U.S. Securities and Exchange Commission (SEC) is conducting a formal investigation of our application of SFAS 133. In the course of that investigation, the SEC Enforcement staff raised certain concerns about our accounting for the use of interest rate swaps to fix certain otherwise variable interest costs in a portion of our commercial paper program at GECC and GECS. The SEC Enforcement staff referred such concerns to the Office of Chief Accountant. We and our auditors determined that our accounting for the commercial paper hedging program satisfied the requirements of SFAS 133 and conveyed our views to the staff of the Office of Chief Accountant. Following our discussions, however, the Office of Chief Accountant communicated its view to us that our commercial paper hedging program as structured did not meet the SFAS 133 specificity requirement.

After considering the staff’s view, General Electric Company (GE) and GECS management recommended to the Audit Committee of GE’s Board of Directors that previously reported financial results be restated to eliminate hedge accounting for the interest rate swaps entered into as part of our commercial paper hedging program from January 1, 2001. The Audit Committee discussed and agreed with this recommendation. At a meeting on January 18, 2007, the GE and GECS Board of Directors adopted the recommendation of the Audit Committee and determined that previously reported results for GECS should be restated and, therefore, that the previously filed financial statements and other financial information referred to above should not be relied upon. The restatement resulted from a material weakness in internal control over financial reporting, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction.

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

(43)

Effects of the restatement by line item follow:

For the years ended December 31(In millions)	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate swap
adjustment(a)	$-	$540	$-	$518	$-	$535
Interest	14,308	14,259	11,121	11,076	9,897	9,896
Earnings from continuing operations
before income taxes and
accounting change	10,245	10,834	9,366	9,929	6,919	7,455
Provision for income taxes (note 13)	(1,104)	(1,335)	(1,513)	(1,735)	(988)	(1,199)
Earnings from continuing operations
before accounting change	9,141	9,499	7,853	8,194	5,931	6,256
Earnings before accounting change	7,219	7,577	8,387	8,728	7,988	8,313
Net earnings	7,219	7,577	8,387	8,728	7,649	7,974

(a)	Included in total revenues.

For the years ended December 31 (In millions)	2005		2004		2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Changes in
Shareowner’s Equity

Balance at January 1	$54,292	$54,379	$45,759	$45,790	$37,302	$37,202
Increase attributable to net earnings	7,219	7,577	8,387	8,728	7,649	7,974
Cash flow hedges - net	541	93	239	(46)	255	61
Balance at December 31	50,815	50,812	54,292	54,379	45,759	45,790

At December 31 (In millions)	2005		2004
	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Other assets	$52,058	$52,037	$52,572	$52,682
Total assets	540,605	540,584	618,504	618,614

Deferred income taxes (note 13)	12,597	12,579	11,669	11,692
Total liabilities	487,542	487,524	559,310	559,333

Cash flow hedges	(813)	(343)	(1,354)	(436)
Retained earnings	35,379	34,906	35,976	35,145
Total shareowner’s equity (note 16)	50,815	50,812	54,292	54,379
Total liabilities and equity	540,605	540,584	618,504	618,614

(44)

	2005
	First quarter		Second quarter		Third quarter		Fourth quarter
Quarterly Information (unaudited) (In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate
swap adjustment(a)	$-	$358	$-	$(239)	$-	$271	$-	$150
Interest	3,422	3,410	3,610	3,599	3,520	3,507	3,756	3,743
Earnings from continuing operations
before income taxes and
accounting change	2,075	2,445	2,234	2,006	3,057	3,341	2,879	3,042
Provision for income taxes	(210)	(355)	(210)	(121)	(480)	(591)	(204)	(268)
Earnings from continuing operations
before accounting change	1,865	2,090	2,024	1,885	2,577	2,750	2,675	2,774
Earnings before accounting change	2,268	2,493	2,299	2,160	2,685	2,858	(33)	66
Net earnings	2,268	2,493	2,299	2,160	2,685	2,858	(33)	66

(a)	Included in total revenues.

	2004
	First quarter		Second quarter		Third quarter		Fourth quarter
Quarterly Information (unaudited) (In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate
swap adjustment(a)	$-	$(233)	$-	$970	$-	$(381)	$-	$162
Interest	2,605	2,595	2,755	2,745	2,646	2,633	3,115	3,103
Earnings from continuing operations
before income taxes and
accounting change	1,998	1,775	1,676	2,656	2,673	2,305	3,019	3,193
Provision for income taxes	(426)	(339)	(245)	(629)	(550)	(406)	(292)	(361)
Earnings from continuing operations
before accounting change	1,572	1,436	1,431	2,027	2,123	1,899	2,727	2,832
Earnings before accounting change	1,970	1,834	1,524	2,120	2,253	2,029	2,640	2,745
Net earnings	1,970	1,834	1,524	2,120	2,253	2,029	2,640	2,745

(a)	Included in total revenues.

	2005
	First quarter		Second quarter		Third quarter		Fourth quarter
Quarterly Information (unaudited) (In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Other assets	$50,756	$50,743	$52,753	$52,670	$49,874	$49,959	$52,058	$52,037
Total assets	619,346	619,333	611,868	611,785	533,447	533,532	540,605	540,584

Deferred income taxes	11,290	11,272	12,070	12,023	11,466	11,486	12,597	12,579
Total liabilities	558,169	558,151	551,273	551,226	475,875	475,895	487,542	487,524

Cash flow hedges	(895)	(284)	(997)	(288)	(939)	(302)	(813)	(343)
Retained earnings	38,020	37,414	38,704	37,959	37,716	37,144	35,379	34,906
Total shareowner’s equity	56,333	56,338	55,713	55,677	53,876	53,941	50,815	50,812
Total liabilities and equity	619,346	619,333	611,868	611,785	533,447	533,532	540,605	540,584

(45)

	2004
	First quarter		Second quarter		Third quarter		Fourth quarter
Quarterly Information (unaudited) (In millions)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Other assets	$43,724	$43,808	$45,397	$45,440	$47,660	$47,677	$52,572	$52,682
Total assets	567,208	567,292	569,412	569,455	577,794	577,811	618,504	618,614

Deferred income taxes	10,837	10,839	11,176	11,176	11,830	11,815	11,669	11,692
Total liabilities	512,548	512,550	517,808	517,808	523,513	523,498	559,310	559,333

Cash flow hedges	(1,609)	(219)	(1,028)	(273)	(1,281)	(313)	(1,354)	(436)
Retained earnings	32,285	30,977	32,345	31,633	34,377	33,441	35,976	35,145
Total shareowner’s equity	49,056	49,138	46,227	46,270	49,359	49,391	54,292	54,379
Total liabilities and equity	567,208	567,292	569,412	569,455	577,794	577,811	618,504	618,614

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

(46)

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

(47)

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

(48)

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

(49)

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

(50)

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

(51)

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

(52)

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

(53)

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

(54)

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

(55)

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

(56)

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

We expect actual maturities to differ from contractual maturities.

(57)

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

(58)

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

(59)

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

(60)

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

(61)

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

Intangible Assets Subject to Amortization

	2005			2004
December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Capitalized software	$1,478	$(799)	$679	$1,268	$(672)	$596
Patents, licenses and
trademarks	497	(272)	225	438	(226)	212
All other	2,661	(1,015)	1,646	2,226	(888)	1,338
Total	$4,636	$(2,086)	$2,550	$3,932	$(1,786)	$2,146

Amortization expense related to intangible assets subject to amortization was $459 million and $519 million for 2005 and 2004, respectively.

Note 10. Other Assets

December 31 (In millions)	2005 (Restated)	2004 (Restated)

Investments
Associated companies	$13,481	$10,644
Real estate(a)	16,467	19,163
Assets held for sale(b)	8,574	6,501
Cost method(c)	2,280	2,392
Other	3,072	3,876
	43,874	42,576

Deferred acquisition costs	1,541	1,619
Derivative instruments	1,601	3,162
Advances to suppliers	1,762	1,754
Other	3,259	3,571
Total(d)	$52,037	$52,682

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

(62)

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

(63)

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

Effective Borrowings (Including Swaps) (Restated)

	2005		2004
December 31 (Dollars in millions)	Amount	Average rate	Amount

Short-term(a)	$115,880	3.99%	$116,762
Long-term (including current portion)
Fixed rate	$145,428	4.51%	$134,259
Floating rate	100,761	4.29	104,480
Total long-term	$246,189		$238,739

(a)	Included commercial paper and other short-term debt.

At December 31, 2005, interest rate swap maturities ranged from 2006 to 2041.

(64)

The following table provides additional information about derivatives designated as hedges of borrowings in accordance with Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities.

Derivative Fair Values by Activity/Instrument (Restated)

December 31 (In millions)	2005	2004

Cash flow hedges	$726	$254
Fair value hedges	(39)	1,864
Total	$687	$2,118

Interest rate swaps	$(423)	$(76)
Currency swaps	1,110	2,194
Total	$687	$2,118

At December 31, 2005, approximately 82% of our interest rate swaps related to borrowings were exempt from ongoing tests of their effectiveness as hedges. We regularly assess the effectiveness of all other hedge positions using a variety of techniques, including cumulative dollar offset and regression analysis depending on which method was selected at inception of the respective hedge. See note 18.

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

(65)

Note 13. Income Taxes (Restated)

The provision for income taxes is summarized in the following table.

(In millions)	2005	2004	2003

Current tax expense	$1,938	$1,510	$171
Deferred tax expense (benefit) from temporary differences	(603)	225	1,028
	$1,335	$1,735	$1,199

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return.

Current tax expense includes amounts applicable to U.S. federal income taxes of $851 million, $(359) million and $(297) million in 2005, 2004 and 2003, respectively, and amounts applicable to non-U.S. jurisdictions of $879 million, $1,594 million and $716 million in 2005, 2004 and 2003, respectively. Deferred taxes related to U.S. federal income taxes were benefits of $197 million and $53 million in 2005 and 2004, respectively, compared with an expense of $387 million in 2003.

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

U.S. earnings from continuing operations before income taxes and accounting change were $3,468 million in 2005, $2,793 million in 2004 and $1,754 million in 2003. The corresponding amounts for non-U.S.-based operations were $7,366 million in 2005, $7,136 million in 2004 and $5,701 million in 2003.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

(66)

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2005	2004	2003

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Reduction in rate resulting from:
Tax-exempt income	(0.5)	(0.5)	(1.1)
Tax on global activities including exports	(21.0)	(14.4)	(12.5)
Fuels credits	(1.5)	(1.3)	(1.5)
Sale of ERC Life Reinsurance Corporation	-	-	(3.0)
All other - net	0.3	(1.3)	(0.8)
	(22.7)	(17.5)	(18.9)
Actual income tax rate	12.3%	17.5%	16.1%

Principal components of our net liability representing deferred income tax balances are as follows:

December 31 (In millions)	2005	2004

Assets
Allowance for losses	$2,025	$2,149
Cash flow hedges	372	938
Other - net	3,938	3,652
Total deferred income tax assets	6,335	6,739

Liabilities
Financing leases	8,037	9,767
Operating leases	4,024	3,716
Intangible assets	1,195	892
Other - net	5,658	4,056
Total deferred income tax liabilities	18,914	18,431

Net deferred income tax liability	$12,579	$11,692

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

(67)

Note 15. Shareowner’s Equity (Restated)

(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)

Cumulative preferred stock issued	$10	$10	$10

Common stock issued	$1	$1	$1

Accumulated nonowner changes other than earnings
Balance at January 1	$6,863	$3,999	$(53)
Investment securities - net of deferred taxes
of $(301), $537 and $566	(240)	746	916
Currency translation adjustments - net of deferred taxes
of $691, $(1,271) and $(1,399)	(2,817)	2,538	3,355
Cash flow hedges - net of deferred taxes
of $336, $(69) and $(390)	557	(56)	(731)
Minimum pension liabilities - net of deferred taxes
of $2, $(42) and $(9)	(29)	(109)	(19)
Reclassification adjustments
Investment securities - net of deferred taxes
of $(189), $(142) and $(143)	(351)	(265)	(265)
Currency translation adjustments	-	-	4
Cash flow hedges - net of deferred taxes
of $(257), $(34) and $433	(464)	10	792
Balance at December 31(a)	$3,519	$6,863	$3,999

Additional paid-in capital
Balance at January 1	$12,360	$12,258	$12,261
Contributions(b)	16	102	(3)
Balance at December 31	$12,376	$12,360	$12,258

Retained earnings
Balance at January 1	$35,145	$29,522	$24,983
Net earnings	7,577	8,728	7,974
Dividends(b)	(7,816)	(3,105)	(3,435)
Balance at December 31	$34,906	$35,145	$29,522

Total shareowner’s equity at December 31	$50,812	$54,379	$45,790

(a)	Included accumulated nonowner changes related to discontinued operations of $484 million, $1,649 million and $1,820 million at December 31, 2005, 2004 and 2003, respectively.
(b)	Total dividends and other transactions with shareowner reduced equity by $7,800 million, $3,003 million and $3,438 million in 2005, 2004 and 2003, respectively.

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

(68)

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

Certain supplemental information related to our cash flows is shown below.

December 31 (In millions)	2005	2004	2003

All other operating activities
Net change in assets held for sale	$2,192	$84	$1,168
Amortization of intangible assets	459	519	618
Realized gains on sale of investment securities	(381)	(204)	(205)
Other(a)	(1,794)	(3,274)	(2,477)
	$476	$(2,875)	$(896)

Net increase in financing receivables
Increase in loans to customers	$(315,697)	$(342,357)	$(263,815)
Principal collections from customers - loans	267,728	305,846	238,518
Investment in equipment for financing leases	(23,508)	(22,649)	(22,825)
Principal collections from customers - financing leases	21,770	19,715	18,909
Net change in credit card receivables	(21,391)	(20,651)	(11,483)
Sales of financing receivables	54,144	44,816	36,009
	$(16,954)	$(15,280)	$(4,687)

All other investing activities
Purchases of securities by insurance activities	$(9,264)	$(7,474)	$(7,942)
Dispositions and maturities of securities by insurance activities	10,892	9,305	9,509
Proceeds from principal business dispositions	209	472	3,337
Other	2,807	6,083	1,199
	$4,644	$8,386	$6,103

(a)	As restated.

(69)

December 31 (In millions)	2005	2004	2003

Newly issued debt having maturities longer than 90 days
Short-term (91 to 365 days)	$4,675	$3,940	$3,661
Long-term (longer than one year)	60,176	53,641	55,661
Proceeds - nonrecourse, leveraged lease	203	562	791
	$65,054	$58,143	$60,113

Repayments and other reductions of debt having maturities
longer than 90 days
Short-term (91 to 365 days)	$(38,132)	$(41,443)	$(38,756)
Long-term (longer than one year)	(10,746)	(3,443)	(3,664)
Principal payments - nonrecourse, leveraged lease	(831)	(652)	(782)
	$(49,709)	$(45,538)	$(43,202)

All other financing activities
Proceeds from sales of investment contracts	$15,743	$11,079	$766
Redemption of investment contracts	(16,934)	(14,476)	(480)
	$(1,191)	$(3,397)	$286

Note 17. Operating Segments (Restated)

Revenues

	Total revenues			Intersegment revenues			External revenues
(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2005	2004	2003	2005 (Restated)	2004 (Restated)	2003 (Restated)

GE Commercial Finance	$20,646	$19,524	$16,927	$204	$279	$197	$20,442	$19,245	$16,730
GE Consumer Finance	19,416	15,734	12,845	52	33	23	19,364	15,701	12,822
GE Industrial(a)	6,627	6,571	3,357	17	13	15	6,610	6,558	3,342
GE Infrastructure(a)	5,044	4,305	3,791	-	2	1	5,044	4,303	3,790
GECS corporate items
and eliminations	8,104	7,278	6,593	(273)	(327)	(236)	8,377	7,605	6,829
Total	$59,837	$53,412	$43,513	$-	$-	$-	$59,837	$53,412	$43,513

(a)	Included only portions of the segment that are financial services businesses.

Revenues originating from operations based in the United States were $30,117 million, $28,223 million and $22,180 million in 2005, 2004 and 2003, respectively. Revenues originating from operations based outside the United States were $29,720 million, $25,189 million and $21,333 million in 2005, 2004 and 2003, respectively. Revenues originating in the United Kingdom were $7,061 million, $5,049 million and $3,624 million in 2005, 2004 and 2003, respectively.

(70)

	Depreciation and amortization For the years ended December 31			Provision for income taxes
(In millions)	2005	2004	2003	2005 (Restated)	2004 (Restated)	2003 (Restated)

GE Commercial Finance	$2,648	$2,772	$2,444	$971	$1,144	$493
GE Consumer Finance	393	334	276	529	449	458
GE Industrial(a)	1,912	1,876	996	64	(124)	(165)
GE Infrastructure(a)	1,439	1,122	1,074	(202)	62	243
GECS corporate items and eliminations	86	146	241	(27)	204	170
Total	$6,478	$6,250	$5,031	$1,335	$1,735	$1,199

(a)	Included only portions of the segment that are financial services businesses.

	Interest on loans			Interest expense
(In millions)	2005	2004	2003	2005 (Restated)	2004 (Restated)	2003 (Restated)

GE Commercial Finance	$6,032	$5,704	$5,240	$5,893	$4,720	$4,630
GE Consumer Finance	13,086	10,619	9,114	5,443	3,564	2,696
GE Industrial(a)	10	12	61	536	526	601
GE Infrastructure(a)	541	391	433	1,706	1,436	1,236
GECS corporate items and eliminations	427	588	600	681	830	733
Total	$20,096	$17,314	$15,448	$14,259	$11,076	$9,896

(a)	Included only portions of the segment that are financial services businesses.

	Assets(b)(c) At December 31			Buildings and equipment additions(d) For the years ended December 31
(In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)	2005	2004	2003

GE Commercial Finance	$190,546	$184,388	$172,471	$5,426	$4,573	$5,141
GE Consumer Finance	158,829	151,255	106,530	189	217	191
GE Industrial(a)	17,438	17,888	16,774	3,366	3,060	1,001
GE Infrastructure(a)	53,852	50,921	45,617	2,874	3,121	2,345
GECS corporate items and eliminations	119,919	214,162	213,485	13	40	72
Total	$540,584	$618,614	$554,877	$11,868	$11,011	$8,750

(a)	Included only portions of the segment that are financial services businesses.
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

(71)

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

Details of total revenues and segment profit by operating segment can be found on page 19 of this report.

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

Cash flow hedges (Restated)

Our cash flow hedging arrangements use simple derivatives to offset the variability of expected future cash flows. We use interest rate and currency swaps to convert variable rate borrowings to match the nature of the assets we acquire. We use currency forwards and options to manage exposures to changes in currency exchange rates associated with commercial purchase and sale transactions, including commodities. These instruments permit us to reduce the cash flow variability, in local currency, of costs or selling prices denominated in currencies other than the functional currency. For derivatives designated as cash flow hedges, we record changes in fair value in a separate component of equity to the extent effective, then release those changes to earnings contemporaneously with the earnings effects of the hedged items. If the hedge relationship is terminated, then the change in fair value of the derivative recorded in equity is recognized contemporaneously with the earnings effects of the hedged item, consistent with the original hedge strategy. For hedge relationships discontinued because the forecasted transaction

(72)

is not expected to occur by the end of the originally specified period, any related derivative amounts recorded in equity are reclassified to earnings.

At December 31, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $343 million, of which we expect to transfer $153 million to earnings in 2006 along with the earnings effects of the related forecasted transactions. At that date, the maximum term of derivative instruments that hedge forecasted transactions was 27 years and related to hedges of anticipated bond purchases. Funding for those purchases is provided by contractual premiums on insurance policies of similar duration.

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

Earnings effects of derivatives (Restated)

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset the corresponding expected earnings effects of the hedged item. At December 31, 2005, approximately 46 percent of our total interest rate swaps were exempt from ongoing tests of their effectiveness as

(73)

hedges. For derivatives designated and qualifying as hedges but not qualifying for the assumption of effectiveness, we use a variety of techniques to assess effectiveness and measure ineffectiveness, including cumulative dollar offset and regression analysis, depending on which method was selected at inception of the respective hedge. Certain elements of hedge positions may be excluded from the measure of effectiveness, for example, changes in the value of purchased options attributable to volatility and passage of time.

The following table provides additional information about the earnings effects of derivatives.

Pre-tax Gains (Losses)

December 31 (In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)

Cash flow hedges
Ineffectiveness	$(27)	$21	$(43)
Amounts excluded from the measure of effectiveness	(5)	(6)	-

Fair value hedges
Ineffectiveness	4	13	1
Amounts excluded from the measure of effectiveness	(8)	3	-

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

(74)

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

(75)

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

(76)

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

(77)

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

(78)

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

(79)

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

Guarantee and reimbursement contracts. We provide protection to certain counterparties of interest rate swaps entered into by securitization-related entities related to changes in the relationship between commercial paper interest rates and the timing and amount of the payment streams. These arrangements provide protection for the life of the assets held by the securitization entities but generally amortize in proportion to the decline in underlying asset principal balances. At December 31, 2005, the notional amount of such support was $1,259 million and related assets and liabilities were insignificant.

(80)

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

(81)

Note 21. Quarterly Information (Unaudited)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)	2005 (Restated)	2004 (Restated)

Total revenues	$14,585	$11,761	$14,136	$13,719	$15,841	$12,649	$15,275	$15,283
Earnings from continuing
operations before income
taxes and accounting change	$2,445	$1,775	$2,006	$2,656	$3,341	$2,305	$3,042	$3,193
Provision for income taxes	(355)	(339)	(121)	(629)	(591)	(406)	(268)	(361)
Earnings from continuing
operations	2,090	1,436	1,885	2,027	2,750	1,899	2,774	2,832
Earnings (loss) from
discontinued operations,
net of taxes	403	398	275	93	108	130	(2,708)	(87)
Net earnings	$2,493	$1,834	$2,160	$2,120	$2,858	$2,029	$66	$2,745

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-K/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

As of January 1, 2007, we modified our commercial paper hedging program and adopted documentation for interest rate swaps that we believe complies with the requirements of SFAS 133 and remediated the related internal control weakness. In connection with this amended Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s Annual Report on Internal Control over Financial Reporting (as restated)

The management of General Electric Capital Services, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(82)

       In the company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 3, 2006, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Subsequently, management identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction.

This material weakness resulted in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2005, in order to restate the financial statements for the years ended December 31, 2005, 2004 and 2003 and to restate financial information for the years ended December 31, 2002 and 2001 and each of the quarters in 2005 and 2004.

Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2005.

General Electric Capital Services, Inc.’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s revised assessment of our internal control over financial reporting as of December 31, 2005. This audit report follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Services, Inc.:

We have audited management’s restated assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as restated)  that General Electric Capital Services, Inc. and consolidated affiliates (“GECS”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECS management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of GECS’s internal control over financial reporting based on our audit.

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

(83)

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its restated assessment the following material weakness as of December 31, 2005: a failure to ensure adequately designed procedures to designate, with the specificity required by Statement of Financial Accounting Standards No. 133, each hedged commercial paper transaction. This material weakness resulted in restatements of the Company's previously issued consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, and the financial information for each of the quarters in 2005 and 2004.

As stated in the fourth paragraph of Management’s Annual Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of GECS’s internal control over financial reporting has been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of General Electric Capital Services, Inc. and consolidated affiliates as of December 31, 2005 and 2004, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements (as restated), and this report does not affect our report dated February 10, 2006, except as to the restatement discussed in note 1 to the consolidated financial statements, which is as of January 19, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that GECS did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, GECS did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/ KPMG LLP

KPMG LLP
Stamford, Connecticut

February 10, 2006, except as to the second, third and fourth paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (as restated), which are as of January 19, 2007

Item 9B. Other Information.

Not applicable.

(84)

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

(85)

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

(86)

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

4(f)
Seventh Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and JPMorgan Chase Bank, N.A. and J.P. Morgan Bank (Ireland) p.l.c. dated as of July 1, 2005.

4(g)	Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4(h)	Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(n) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4(i)	Form of Euro Medium-Term Note and Debt Security - Permanent Global Fixed Rate Bearer Note.

4(j)	Form of Euro Medium-Term Note and Debt Security - Permanent Global Floating Rate Bearer Note.

(87)

4(k)	Form of Euro Medium-Term Note and Debt Security - Temporary Global Fixed Rate Bearer Note.

4(l)	Form of Euro Medium-Term Note and Debt Security - Temporary Global Floating Rate Bearer Note.

4(m)	Form of Euro Medium-Term Note and Debt Security - Definitive Fixed Rate Bearer Note.

4(n)	Form of Euro Medium-Term Note and Debt Security - Definitive Floating Rate Bearer Note.

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

(88)

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

(89)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant

General Electric Capital Services, Inc.

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2005 (Restated)	2004 (Restated)	2003 (Restated)

Revenues	$330	$132	$(30)

Expenses
Interest	405	217	190
Operating and administrative	678	174	112
Total expenses	1,083	391	302

Loss before income taxes and equity in earnings of affiliates	(753)	(259)	(332)
Income tax benefit (expense)	(814)	39	75
Equity in earnings of affiliates	9,144	8,948	8,570
Cumulative effect of accounting change	-	-	(339)

Net earnings	7,577	8,728	7,974
Dividends	(7,816)	(3,105)	(3,435)
Retained earnings at January 1	35,145	29,522	24,983

Retained earnings at December 31	$34,906	$35,145	$29,522

The notes to condensed financial statements are an integral part of this statement.

(90)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I - Condensed Financial Information of Registrant - (Continued)

General Electric Capital Services, Inc.

Condensed Statement of Financial Position

At December 31 (In millions, except share amounts)	2005 (Restated)	2004 (Restated)

Assets
Cash and equivalents	$743	$45
Investment in and advances to affiliates	59,047	62,454
Other assets	414	529
Total assets	$60,204	$63,028

Liabilities and equity
Borrowings	$7,889	$7,756
Other liabilities	1,003	393
Total liabilities	8,892	8,149

Cumulative preferred stock, $10,000 par value (80,000 shares authorized;
51,000 shares issued and held primarily by consolidated affiliates at
December 31, 2005 and 2004)	510	510
Common stock, $1,000 par value (1,260 shares authorized at
December 31, 2005 and 2004, and 1,064 shares issued and outstanding at
December 31, 2005 and 2004)	1	1
Accumulated gains (losses) - net
Investment securities	1,754	2,345
Currency translation adjustments	2,287	5,104
Cash flow hedges	(343)	(436)
Minimum pension liabilities	(179)	(150)
Additional paid-in capital	12,376	12,360
Retained earnings	34,906	35,145
Total shareowner’s equity	51,312	54,879
Total liabilities and equity	$60,204	$63,028

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, restated cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $3,519 million and $6,863 million at December 31, 2005 and 2004, respectively.

The notes to condensed financial statements are an integral part of this statement.

(91)

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

(92)

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

(93)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Electric Capital Services, Inc.

January 19, 2007	By: /s/ Jeffrey R. Immelt
Jeffrey R. Immelt
Chief Executive Officer

(94)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ Jeffrey R. Immelt	Chief Executive Officer	January 19, 2007
	Jeffrey R. Immelt	(Principal Executive Officer)

	/s/ Keith S. Sherin	Chief Financial Officer	January 19, 2007
	Keith S. Sherin	(Principal Financial Officer)

	/s/ Philip D. Ameen	Senior Vice President and Controller	January 19, 2007
	Philip D. Ameen	(Principal Accounting Officer)

	CHARLES E. ALEXANDER*	Director
	JEFFREY S. BORNSTEIN*	Director
	KATHRYN A. CASSIDY*	Director
	JAMES A. COLICA*	Director
	PAMELA DALEY*	Director
	BRACKETT B. DENNISTON*	Director
	JEFFREY R. IMMELT*	Director
	MICHAEL A. NEAL*	Director
	DAVID R. NISSEN*	Director
	RONALD R. PRESSMAN*	Director
	DEBORAH M. REIF*	Director
	JOHN G. RICE*	Director
	JOHN M. SAMUELS*	Director
	KEITH S. SHERIN*	Director
	LLOYD G. TROTTER	Director
	ROBERT C. WRIGHT*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Philip D. Ameen		January 19, 2007
Philip D. Ameen Attorney-in-fact

(95)