Form 10-Q/A
period 2006-03-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2007-01-19
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

(1)

General Electric Capital Services, Inc.

Page

Explanatory Note	3

Part I - Financial Information

Item 1. Financial Statements
Condensed Statement of Current and Retained Earnings	6
Condensed Statement of Financial Position	7
Condensed Statement of Cash Flows	8
Notes to Condensed, Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4. Controls and Procedures	26

Part II - Other Information

Item 6. Exhibits	27
Signatures	28

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

(2)

Explanatory Note

Overview

General Electric Capital Services, Inc. (GECS) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2006, to amend and restate financial statements and other financial information for the three months ended March 31, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

For the three months ended March 31, 2006 and 2005, this non-cash restatement had the following earnings effects:

Effects of Correction
(In millions)	Three months ended March 31
	2006	2005

Increase in earnings from continuing operations	$135	$225

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

Amendment to this Form 10-Q

The following sections of this Form 10-Q have been revised to reflect the restatement: Part I - Item 1 - Financial Statements, - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and - Item 4 - Controls and Procedures; and Part II - Exhibits are revised in this filing to reflect the restatement. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on April 26, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the period ended March 31, 2006 and 2005. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

Effects on Statements of Earnings

	Three months ended March 31
(Income (expense);in millions)	2006	2005

Commercial paper interest rate swap adjustment (note 1)(a)	$208	$358
Interest	13	12
Earnings from continuing operations before income taxes	221	370
Provision for income taxes	(86)	(145)
Earnings from continuing operations	135	225
Net earnings	135	225
Retained earnings at beginning of period	(473)	(831)
Retained earnings at end of period	(338)	(606)

(a)	Included in total revenues.

(4)

For additional information relating to the effect of the restatement, see the following items:

Part I:

Item 1 - Financial Statements
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 - Controls and Procedures

Part II:
Item 6 - Exhibits

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the three months ended March 31, 2006 and 2005.

(5)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended March 31
(In millions)	2006 (Restated)	2005 (Restated)

Revenues
Revenues from services (note 3)	$14,126	$12,931
Sales of goods	555	674
Commercial paper interest rate swap adjustment (note 1)	208	358
Total revenues	14,889	13,963

Costs and expenses
Interest	4,094	3,402
Operating and administrative	4,224	4,053
Cost of goods sold	513	635
Investment contracts, insurance losses and insurance annuity benefits	805	866
Provision for losses on financing receivables	822	902
Depreciation and amortization	1,499	1,637
Minority interest in net earnings of consolidated affiliates	75	30
Total costs and expenses	12,032	11,525

Earnings from continuing operations before income taxes	2,857	2,438
Provision for income taxes	(452)	(350)

Earnings from continuing operations	2,405	2,088
Earnings from discontinued operations, net of taxes (note 2)	263	405

Net earnings	2,668	2,493
Dividends	(3,544)	(224)
Retained earnings at beginning of period	34,906	35,145
Retained earnings at end of period	$34,030	$37,414

The notes to condensed, consolidated financial statements are an integral part of this statement.

(6)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Financial Position

(In millions)	March 31, 2006 (Restated)	December 31, 2005 (Restated)
(Unaudited)
Assets
Cash and equivalents	$6,900	$7,130
Investment securities	44,512	41,710
Inventories	161	159
Financing receivables - net (note 4)	286,834	287,639
Other receivables	18,855	18,625
Buildings and equipment, less accumulated amortization of $21,509
and $21,327	51,314	51,024
Intangible assets - net (note 5)	23,814	23,791
Other assets	51,919	49,440
Assets of discontinued operations (note 2)	58,512	61,066
Total assets	$542,821	$540,584

Liabilities and equity
Borrowings (note 6)	$366,679	$362,069
Accounts payable	12,291	13,043
Investment contracts, insurance liabilities and insurance annuity benefits	33,811	33,387
Other liabilities	15,752	16,787
Deferred income taxes	13,007	12,475
Liabilities of discontinued operations (note 2)	49,702	49,763
Total liabilities	491,242	487,524

Minority interest in equity of consolidated affiliates	2,288	2,248

Capital stock	11	11
Accumulated gains (losses) - net
Investment securities	1,049	1,754
Currency translation adjustments	2,007	2,287
Cash flow hedges	(132)	(343)
Minimum pension liabilities	(189)	(179)
Additional paid-in capital	12,515	12,376
Retained earnings	34,030	34,906
Total shareowner’s equity	49,291	50,812
Total liabilities and equity	$542,821	$540,584

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and was $2,735 million and $3,519 million at March 31, 2006 and December 31, 2005, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(7)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Three months ended March 31
	2006 (Restated) (a)	2005 (Restated) (a)
Cash flows - operating activities
Net earnings	$2,668	$2,493
Earnings from discontinued operations	(263)	(405)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of buildings and equipment	1,499	1,637
Decrease in accounts payable	(385)	(850)
Provision for losses on financing receivables	822	902
All other operating activities	(1,080)	1,309
Cash from operating activities - continuing operations	3,261	5,086
Cash from operating activities - discontinued operations	91	1,210
Cash from operating activities	3,352	6,296

Cash flows - investing activities
Additions to buildings and equipment	(2,131)	(2,522)
Dispositions of buildings and equipment	1,113	1,814
Increase in loans to customers	(72,503)	(76,307)
Principal collections from customers - loans	65,665	74,482
Investment in equipment for financing leases	(5,758)	(5,221)
Principal collections from customers - financing leases	6,027	5,873
Net change in credit card receivables	3,506	1,923
Payments for principal businesses purchased	(424)	(4,631)
All other investing activities	(1,481)	156
Cash used for investing activities - continuing operations	(5,986)	(4,433)
Cash from (used for) investing activities - discontinued operations	800	(359)
Cash used for investing activities	(5,186)	(4,792)

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(2,876)	(3,675)
Newly issued debt:
Short-term (91 to 365 days)	316	401
Long-term (longer than one year)	24,194	23,229
Non-recourse, leveraged lease	73	47
Repayments and other debt reductions:
Short-term (91 to 365 days)	(14,051)	(14,721)
Long-term (longer than one year)	(1,548)	(5,652)
Non-recourse, leveraged lease	(382)	(504)
Dividends paid to shareowner	(3,404)	(224)
All other financing activities	173	(592)
Cash from (used for) financing activities - continuing operations	2,495	(1,691)
Cash used for financing activities - discontinued operations	(249)	(613)
Cash from (used for) financing activities	2,246	(2,304)

Increase (decrease) in cash and equivalents	412	(800)
Cash and equivalents at beginning of year	10,106	12,367
Cash and equivalents at March 31	10,518	11,567
Less cash and equivalents of discontinued operations at March 31	3,618	3,504
Cash and equivalents of continuing operations at March 31	$6,900	$8,063

The notes to condensed, consolidated financial statements are an integral part of this statement.
(a)	Certain individual line items within cash from operating activities have been restated.

(8)

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

General Electric Capital Services, Inc. (GECS) owns all of the common stock of General Electric Capital Corporation (GE Capital or GECC) and GE Insurance Solutions Corporation (GE Insurance Solutions), the parent of Employers Reinsurance Corporation. In 2005, most of GE Insurance Solutions was classified as part of our discontinued insurance operations. See note 2. Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations. All of our outstanding common stock is owned by General Electric Company (GE Company or GE) and an affiliate of GE Company. Our financial statements consolidate all of our affiliates - companies that we control and in which we hold a majority voting interest. Details of total revenues and segment profit by operating segment can be found on page 20 of this report.

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

2007 Restatement

General Electric Capital Services, Inc. (GECS) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2006, to amend and restate financial statements and other financial information for the three months ended March 31, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

(9)

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

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

Effects of the restatement by line item follow:

	Three months ended March 31
	2006		2005
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate swap adjustment(a)	$-	$208	$-	$358
Interest	4,107	4,094	3,414	3,402
Earnings from continuing operations
before income taxes	2,636	2,857	2,068	2,438
Provision for income taxes	(366)	(452)	(205)	(350)
Earnings from continuing operations	2,270	2,405	1,863	2,088
Net earnings	2,533	2,668	2,268	2,493
Retained earnings at beginning of period	35,379	34,906	35,976	35,145
Retained earnings at end of period	34,368	34,030	38,020	37,414

(a)	Included in total revenues.

(10)

	At
	3/31/06		12/31/05
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated
Statement of Financial Position

Other assets	$51,871	$51,919	$49,461	$49,440
Total assets	542,773	542,821	540,605	540,584

Accounts payable	12,214	12,291	13,043	13,043
Other liabilities	15,738	15,752	16,787	16,787
Deferred income taxes	13,087	13,007	12,493	12,475
Total liabilities	491,231	491,242	487,542	487,524

Cash flow hedges	(507)	(132)	(813)	(343)
Retained earnings	34,368	34,030	35,379	34,906
Total shareowner’s equity	49,254	49,291	50,815	50,812
Total liabilities and equity	542,773	542,821	540,605	540,584

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

(11)

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

(12)

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

(13)

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

(14)

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

	Three months ended March 31
(In millions)	2006 (Restated)	2005 (Restated)

Net earnings	$2,668	$2,493
Investment securities - net	(705)	(699)
Currency translation adjustments - net	(280)	234
Cash flow hedges - net	211	152
Minimum pension liabilities - net	(10)	(6)
Total	$1,884	$2,174

(15)

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

(16)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Restatement

As discussed in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the three months ended March 31, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

The following table sets forth the effects of the errors in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page 3, on our previously reported earnings for the three months ended March 31, 2006 and 2005.

(17)

Increase in earnings from continuing operations
	Three months ended March 31
(In millions)	2006	2005

Total adjustment	$135	$225

Previously reported earnings from continuing operations	$2,270	$1,863
Percent variation from previously reported earnings from continuing operations	5.9%	12.1%

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

Overview

Restated revenues for the first quarter of 2006 were $14.9 billion, a $0.9 billion (7%) increase over the first quarter of 2005. Revenues for the first quarters of 2006 and 2005 included $0.4 billion and $0.1 billion of revenue from acquisitions, respectively, and in 2006 were reduced by $0.3 billion as a result of dispositions. Revenues increased $0.2 billion and $0.4 billion in the first quarters of 2006 and 2005, respectively, related to the 2007 restatement. Revenues also increased $1.0 billion compared with the first quarter of 2005 as a result of organic revenue growth, partially offset by the strengthening U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Restated earnings were $2.4 billion, up 15% from $2.1 billion in the first quarter of 2005.

(18)

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

The restated provision for income taxes was $0.5 billion for the first quarter of 2006 (effective tax rate of 15.8%), compared with $0.4 billion for the first quarter of 2005 (effective tax rate of 14.4%). The tax rate increased primarily as a result of the absence of the one-time benefit that resulted from the 2005 reorganization of our foreign aircraft leasing operations, partially offset by growth in lower-taxed earnings from global operations.

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

(19)

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

Summary of Operating Segments

	Three months ended March 31 (Unaudited)
(In millions)	2006 (Restated)	2005 (Restated)

Revenues
GE Commercial Finance	$5,484	$5,072
GE Consumer Finance	5,090	4,689
GE Industrial	8,140	7,668
GE Infrastructure	10,152	9,374
Total segment revenues	28,866	26,803
GECS corporate items and eliminations, as restated(a)	1,378	1,535
Total revenues	30,244	28,338
Less portion of GE revenues not included in GECS	(15,355)	(14,375)
Total revenues in GECS	$14,889	$13,963

Segment profit
GE Commercial Finance	$1,174	$926
GE Consumer Finance	836	735
GE Industrial	600	526
GE Infrastructure	1,703	1,540
Total segment profit	4,313	3,727
GECS corporate items and eliminations, as restated	27	143
Less portion of GE segment profit not included in GECS	(1,935)	(1,782)
Earnings in GECS from continuing operations	2,405	2,088
Earnings in GECS from discontinued operations, net of taxes	263	405
Total net earnings in GECS	$2,668	$2,493

(a)	Primarily revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(20)

GE Commercial Finance

	Three months ended March 31
(In millions)	2006	2005

Revenues	$5,484	$5,072

Segment profit	$1,174	$926

	At
(In millions)	3/31/06	3/31/05	12/31/05

Total assets	$195,209	$187,626	$190,546

	Three months ended March 31
(In millions)	2006	2005

Revenues in GE
Capital Solutions	$2,820	$2,889
Real Estate	1,075	898

Segment profit in GE
Capital Solutions	$339	$286
Real Estate	441	310

	At
(In millions)	3/31/06	3/31/05	12/31/05

Assets in GE
Capital Solutions	$88,661	$86,230	$87,306
Real Estate	37,566	36,299	35,323

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

(21)

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

(22)

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

(23)

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

(24)

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

(25)

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

Item 4. Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

As of January 1, 2007, we modified our commercial paper hedging program and adopted documentation for interest rate swaps that we believe complies with the requirements of SFAS 133 and remediated the related internal control weakness. In connection with this amended Form 10-Q, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as currently in effect, including the remedial actions discussed above, and we have concluded that, as of this date, our disclosure controls and procedures are effective.

As previously reported, there was no change in our internal control over financial reporting during the quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(26)

Part II. Other Information

Item 6. Exhibits

Exhibit 10
First and Second Amendments to the Transaction Agreement by and between Swiss Reinsurance Company and General Electric Company, dated April 20, 2006 (Incorporated by reference to Exhibit 10 of General Electric Company’s Form 10-Q Report for the period ended March 31, 2006).

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 99	Financial Measures that Supplement Generally Accepted Accounting Principles.
* Filed electronically herewith.

(27)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Services, Inc. (Registrant)
January 19, 2007	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(28)