Form 10-Q/A
period 2006-06-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2007-01-19
CIK 797463

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

(2)

Explanatory Note

Overview

General Electric Capital Services, Inc. (GECS) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2006, to amend and restate financial statements and other financial information for the three and six months ended June 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

For the three and six months ended June 30, 2006 and 2005, this non-cash restatement had the following earnings effects:

	Effects of Correction
	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Increase (decrease) in earnings from
continuing operations	$94	$(139)	$229	$86

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

Amendment to this Form 10-Q

The following sections of this Form 10-Q have been revised to reflect the restatement: Part I - Item 1 - Financial Statements, - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and - Item 4 - Controls and Procedures; and Part II - Exhibits are revised in this filing to reflect the restatement. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on July 24, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the period ended June 30, 2006 and 2005. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

Effects on Statements of Earnings

	Three months ended June 30		Six months ended June 30
(Income (expense);in millions)	2006	2005	2006	2005

Commercial paper interest rate swap
adjustment (note 1)(a)	$148	$(239)	$356	$119
Interest	6	11	19	23
Earnings from continuing operations before
income taxes	154	(228)	375	142
Provision for income taxes	(60)	89	(146)	(56)
Earnings from continuing operations	94	(139)	229	86
Net earnings	94	(139)	229	86
Retained earnings at beginning of period	(338)	(606)	(473)	(831)
Retained earnings at end of period	(244)	(745)	(244)	(745)

(a)	Included in total revenues.

(4)

For additional information relating to the effect of the restatement, see the following items:

Part I:

Item 1 - Financial Statements
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 - Controls and Procedures

Part II:
Item 6 - Exhibits

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the three and six months ended June 30, 2006 and 2005.

(5)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended June 30		Six months ended June 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Revenues
Revenues from services (note 3)	$14,595	$13,297	$28,721	$26,228
Sales of goods	712	664	1,267	1,338
Commercial paper interest rate swap adjustment (note 1)	148	(239)	356	119
Total revenues	15,455	13,722	30,344	27,685

Costs and expenses
Interest	4,196	3,592	8,290	6,994
Operating and administrative	4,274	4,239	8,498	8,292
Cost of goods sold	659	628	1,172	1,263
Investment contracts, insurance losses and insurance
annuity benefits	831	850	1,636	1,716
Provision for losses on financing receivables	896	958	1,718	1,860
Depreciation and amortization	1,579	1,404	3,078	3,041
Minority interest in net earnings of consolidated
affiliates	49	41	124	71
Total costs and expenses	12,484	11,712	24,516	23,237

Earnings from continuing operations before
income taxes	2,971	2,010	5,828	4,448
Provision for income taxes	(377)	(121)	(829)	(471)

Earnings from continuing operations	2,594	1,889	4,999	3,977
Earnings (loss) from discontinued operations, net of
taxes (note 2)	(2)	271	261	676

Net earnings	2,592	2,160	5,260	4,653
Dividends	(4,186)	(1,615)	(7,730)	(1,839)
Retained earnings at beginning of period	34,030	37,414	34,906	35,145
Retained earnings at end of period	$32,436	$37,959	$32,436	$37,959

The notes to condensed, consolidated financial statements are an integral part of this statement.

(6)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Financial Position
(In millions)	June 30, 2006 (Restated)	December 31, 2005 (Restated)
(Unaudited)
Assets
Cash and equivalents	$9,484	$7,130
Investment securities	44,559	41,710
Inventories	165	159
Financing receivables - net (note 4)	303,899	287,639
Other receivables	20,282	18,625
Buildings and equipment, less accumulated amortization of $21,800
and $21,327	54,281	51,024
Intangible assets - net (note 5)	24,864	23,791
Other assets	55,702	49,440
Assets of discontinued operations (note 2)	15,090	61,066
Total assets	$528,326	$540,584

Liabilities and equity
Borrowings (note 6)	$385,360	$362,069
Accounts payable	12,848	13,043
Investment contracts, insurance liabilities and insurance annuity benefits	34,872	33,387
Other liabilities	17,702	16,787
Deferred income taxes	11,682	12,475
Liabilities of discontinued operations (note 2)	14,959	49,763
Total liabilities	477,423	487,524

Minority interest in equity of consolidated affiliates	2,295	2,248

Capital stock	11	11
Accumulated gains (losses) - net
Investment securities	381	1,754
Currency translation adjustments	3,435	2,287
Cash flow hedges	23	(343)
Minimum pension liabilities	(192)	(179)
Additional paid-in capital	12,514	12,376
Retained earnings	32,436	34,906
Total shareowner’s equity	48,608	50,812
Total liabilities and equity	$528,326	$540,584

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and amounted to $3,647 million and $3,519 million at June 30, 2006, and December 31, 2005, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(7)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Six months ended June 30
	2006 (Restated) (a)	2005 (Restated) (a)
Cash flows - operating activities
Net earnings	$5,260	$4,653
Earnings from discontinued operations	(261)	(676)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization	3,078	3,041
Decrease in accounts payable	(373)	(71)
Provision for losses on financing receivables	1,718	1,860
All other operating activities	(640)	(961)
Cash from operating activities - continuing operations	8,782	7,846
Cash from (used for) operating activities - discontinued operations	(9)	2,407
Cash from operating activities	8,773	10,253

Cash flows - investing activities
Additions to buildings and equipment	(5,887)	(5,092)
Dispositions of buildings and equipment	2,896	3,075
Increase in loans to customers	(155,668)	(130,556)
Principal collections from customers - loans	141,991	134,137
Investment in financing leases	(12,939)	(11,415)
Principal collections from customers - financing leases	9,711	11,516
Net change in credit card receivables	1,422	567
Payments for principal businesses purchased	(3,509)	(6,842)
Proceeds from sales of discontinued operations	8,112	3,403
All other investing activities	(2,481)	(2,584)
Cash used for investing activities - continuing operations	(16,352)	(3,791)
Cash used for investing activities - discontinued operations	(2,558)	(1,131)
Cash used for investing activities	(18,910)	(4,922)

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(4,127)	(5,801)
Newly issued debt:
Short-term (91 to 365 days)	422	651
Long-term (longer than one year)	43,472	39,596
Non-recourse, leveraged lease	80	131
Repayments and other debt reductions:
Short-term (91 to 365 days)	(19,211)	(30,321)
Long-term (longer than one year)	(2,054)	(6,562)
Non-recourse, leveraged lease	(522)	(616)
Dividends paid to shareowner	(7,590)	(1,839)
All other financing activities	(546)	(860)
Cash from (used for) financing activities - continuing operations	9,924	(5,621)
Cash used for financing activities - discontinued operations	(256)	(691)
Cash from (used for) financing activities	9,668	(6,312)

Decrease in cash and equivalents	(469)	(981)
Cash and equivalents at beginning of year	10,106	12,367
Cash and equivalents at June 30	9,637	11,386
Less cash and equivalents of discontinued operations at June 30	153	3,852
Cash and equivalents of continuing operations at June 30	$9,484	$7,534

The notes to condensed, consolidated financial statements are an integral part of this statement.
(a)	Certain individual line items within cash from operating activities have been restated.

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

2007 Restatement

General Electric Capital Services, Inc. (GECS) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2006, to amend and restate financial statements and other financial information for the three and six months ended June 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

(9)

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

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

Effects of the restatement by line item follow:

	Three months ended June 30				Six months ended June 30
	2006		2005		2006		2005
(In millions)(unaudited)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate
swap adjustment(a)	$-	$148	$-	$(239)	$-	$356	$-	$119
Interest	4,202	4,196	3,603	3,592	8,309	8,290	7,017	6,994
Earnings from continuing operations
before income taxes	2,817	2,971	2,238	2,010	5,453	5,828	4,306	4,448
Provision for income taxes	(317)	(377)	(210)	(121)	(683)	(829)	(415)	(471)
Earnings from continuing operations	2,500	2,594	2,028	1,889	4,770	4,999	3,891	3,977
Net earnings	2,498	2,592	2,299	2,160	5,031	5,260	4,567	4,653
Retained earnings at beginning
of period	34,368	34,030	38,020	37,414	35,379	34,906	35,976	35,145
Retained earnings at end of period	32,680	32,436	38,704	37,959	32,680	32,436	38,704	37,959

(a)	Included in total revenues.

(10)

	At
	6/30/06		12/31/05
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated

Statement of Financial Position

Other assets	$55,680	$55,702	$49,461	$49,440
Total assets	528,304	528,326	540,605	540,584

Accounts payable	12,717	12,848	13,043	13,043
Other liabilities	17,679	17,702	16,787	16,787
Deferred income taxes	11,833	11,682	12,493	12,475
Total liabilities	477,420	477,423	487,542	487,524

Cash flow hedges	(240)	23	(813)	(343)
Retained earnings	32,680	32,436	35,379	34,906
Total shareowner’s equity	48,589	48,608	50,815	50,812
Total liabilities and equity	528,304	528,326	540,605	540,584

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

(11)

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

(13)

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

	Three months ended June 30		Six months ended June 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Net earnings	$2,592	$2,160	$5,260	$4,653
Investment securities - net	(668)	1,281	(1,373)	582
Currency translation adjustments - net	1,428	(2,492)	1,148	(2,258)
Cash flow hedges - net	155	(4)	366	148
Minimum pension liabilities - net	(3)	(5)	(13)	(11)
Total	$3,504	$940	$5,388	$3,114

(15)

8. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	6/30/06	12/31/05

Receivables secured by:
Equipment	$10,201	$12,949
Commercial real estate	12,122	13,010
Residential real estate	7,478	8,882
Other assets	14,206	12,869
Credit card receivables	11,355	10,039
Total securitized assets	$55,362	$57,749

	At
(In millions)	6/30/06	12/31/05

Off-balance sheet(a)(b)	$40,493	$39,845
On-balance sheet(c)	14,869	17,904
Total securitized assets	$55,362	$57,749

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Restatement

As discussed in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the three and six months ended June 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative

(16)

Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

The following table sets forth the effects of the errors in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page 3, on our previously reported earnings for the three and six months ended June 30, 2006 and 2005.

	Increase (decrease) in earnings from continuing operations
	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Total adjustment	$94	$(139)	$229	$86

Previously reported earnings from continuing
operations	$2,500	$2,028	$4,770	$3,891

Percent variation from previously reported
earnings from continuing operations	3.8%	(6.9)%	4.8%	2.2%

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

(17)

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

Overview

Restated revenues for the second quarter of 2006 were $15.5 billion, a $1.7 billion (13%) increase over the second quarter of 2005. Revenues for the second quarter of 2006 included $0.4 billion of revenue from acquisitions. Revenues increased $0.1 billion and were reduced by $0.2 billion in the second quarters of 2006 and 2005, respectively, related to the 2007 restatement. Revenues also increased $1.0 billion compared with the second quarter of 2005 as a result of organic revenue growth and the consolidation of GE SeaCo, an entity previously accounted for using the equity method, partially offset by the strengthening U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Restated earnings were $2.6 billion, up 37% from $1.9 billion in the second quarter of 2005, primarily as a result of core growth and gain on sale of a business interest at Equipment Services reported in GECS corporate items and eliminations.

Restated revenues for the first six months of 2006 were $30.3 billion, a $2.7 billion (10%) increase over the first six months of 2005. Revenues for the first six months of 2006 and 2005 included $0.8 billion and $0.1 billion of revenue from acquisitions, respectively, and in 2006 were reduced by $0.3 billion as a result of dispositions. Revenues increased $0.4 billion and $0.1 billion for the first six months of 2006 and 2005, respectively, related to the 2007 restatement. Revenues also increased $2.0 billion compared with the first six months of 2005 as a result of organic revenue growth and the consolidation of GE SeaCo, partially offset by the strengthening U.S. dollar. Restated earnings were $5.0 billion, up 26% from $4.0 billion during the first six months of 2005, primarily as a result of core growth, acquisitions and gain on sale of a business interest at Equipment Services, partially offset by the effects of the strengthening U.S. dollar.

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

(18)

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

The restated provision for income taxes was $0.4 billion for the second quarter of 2006 (effective tax rate of 12.7%), compared with $0.1 billion for the second quarter of 2005 (effective tax rate of 6.0%). The tax rate increased primarily as a result of growth in pre-tax earnings that was principally from sources subject to tax at a rate higher than the average rate for 2005, partially offset by growth in lower-taxed earnings from global operations.

The restated provision for income taxes was $0.8 billion for the first six months of 2006 (effective tax rate of 14.2%), compared with $0.5 billion for the first six months of 2005 (effective tax rate of 10.6%). The tax rate increased primarily as a result of growth in pre-tax earnings that was principally from sources subject to tax at a rate higher than the average rate for 2005, partially offset by growth in lower-taxed earnings from global operations.

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

(19)

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

Summary of Operating Segments

	Three months ended June 30		Six months ended June 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Revenues
GE Commercial Finance	$5,527	$4,929	$11,011	$10,001
GE Consumer Finance	5,268	4,928	10,358	9,617
GE Industrial	8,788	8,253	16,928	15,921
GE Infrastructure	11,332	10,221	21,484	19,595
Total segment revenues	30,915	28,331	59,781	55,134
GECS corporate items and eliminations, as restated(a)	1,478	956	2,856	2,491
Total revenues	32,393	29,287	62,637	57,625
Less portion of GE revenues not included in GECS	(16,938)	(15,565)	(32,293)	(29,940)
Total revenues in GECS	$15,455	$13,722	$30,344	$27,685

Segment profit
GE Commercial Finance	$1,057	$872	$2,231	$1,798
GE Consumer Finance	880	735	1,716	1,470
GE Industrial	729	635	1,329	1,161
GE Infrastructure	2,107	1,916	3,810	3,456
Total segment profit	4,773	4,158	9,086	7,885
GECS corporate items and eliminations, as restated	125	(141)	152	2
Less portion of GE segment profit not included
in GECS	(2,304)	(2,128)	(4,239)	(3,910)
Earnings in GECS from continuing operations	2,594	1,889	4,999	3,977
Earnings (loss) in GECS from discontinued
operations, net of taxes	(2)	271	261	676
Total net earnings in GECS	$2,592	$2,160	$5,260	$4,653

(a)	Primarily revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(20)

GE Commercial Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues	$5,527	$4,929	$11,011	$10,001

Segment profit	$1,057	$872	$2,231	$1,798

	At
(In millions)	6/30/06	6/30/05	12/31/05

Total assets	$206,510	$185,665	$190,546

	Three months ended June 30		Six months ended June 30
(In millions)	2006	2005	2006	2005

Revenues in GE
Capital Solutions	$3,047	$2,856	$5,867	$5,745
Real Estate	1,047	744	2,122	1,642

Segment profit in GE
Capital Solutions	$433	$325	$772	$611
Real Estate	334	240	775	550

	At
(In millions)	6/30/06	6/30/05	12/31/05

Assets in GE
Capital Solutions	$90,710	$85,069	$87,306
Real Estate	44,144	35,619	35,323

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

(21)

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

(22)

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

(23)

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

GE Infrastructure revenues rose 10% to $21.5 billion for the six months ended June 30, 2006, as higher volume ($1.9 billion) was partially offset by the effects of the strengthening U.S. dollar ($0.2 billion) at the industrial businesses of the segment. The increase in volume reflected increased sales of power generation

(24)

equipment at Energy, commercial and military services and commercial engines at Aviation and equipment at Oil & Gas, as well as increased locomotive sales at Transportation. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.3 billion) and Energy Financial Services ($0.1 billion). Intra-segment revenues, which increased $0.3 billion, were eliminated from total GE Infrastructure revenues.

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

(25)

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

(26)

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, amounted to $308.5 billion at June 30, 2006, and $292.2 billion at December 31, 2005. The related allowance for losses amounted to $4.6 billion at both June 30, 2006, and December 31, 2005, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

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

(27)

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

Item 4. Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

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

As previously reported, there was no change in our internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(28)

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

(29)

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

(30)