Form 10-Q/A
period 2006-09-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2007-01-19
CIK 797463

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

(2)

Explanatory Note

Overview

General Electric Capital Services, Inc. (GECS) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2006, to amend and restate financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial. We have not found that any of our hedge positions were inconsistent with our risk management policies or economic objectives.

For the three and nine months ended September 30, 2006 and 2005, this non-cash restatement had the following earnings effects:

	Effects of Correction
	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Increase (decrease) in earnings from
continuing operations	$(97)	$173	$132	$259

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

Amendment to this Form 10-Q

The following sections of this Form 10-Q have been revised to reflect the restatement: Part I - Item 1 - Financial Statements, - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and - Item 4 - Controls and Procedures; and Part II - Exhibits are revised in this filing to reflect the restatement. Except to the extent relating to the restatement of our financial statements and other financial information described above, the financial statements and other disclosure in this Form 10-Q do not reflect any events that have occurred after this Form 10-Q was initially filed on October 30, 2006.

Effects of Restatement

The following tables set forth the effects of the restatement relating to the aforementioned hedge accounting on affected line items within our previously reported Statements of Earnings for the period ended September 30, 2006 and 2005. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

Effects on Statements of Earnings

	Three months ended September 30		Nine months ended September 30
(Income (expense);in millions)	2006	2005	2006	2005

Commercial paper interest rate swap
adjustment (note 1)(a)	$(163)	$271	$193	$390
Interest	4	13	23	36
Earnings from continuing operations before
income taxes	(159)	284	216	426
Provision for income taxes	62	(111)	(84)	(167)
Earnings from continuing operations	(97)	173	132	259
Net earnings	(97)	173	132	259
Retained earnings at beginning of period	(244)	(745)	(473)	(831)
Retained earnings at end of period	(341)	(572)	(341)	(572)

(a)	Included in total revenues.

(4)

For additional information relating to the effect of the restatement, see the following items:

Part I:

Item 1 - Financial Statements
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4 - Controls and Procedures

Part II:
Item 6 - Exhibits

In light of the restatement, readers should not rely on our previously filed financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005.

(5)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended September 30		Nine months ended September 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Revenues
Revenues from services (note 3)	$15,756	$14,323	$44,477	$40,551
Sales of goods	519	543	1,786	1,881
Commercial paper interest rate swap adjustment (note 1)	(163)	271	193	390
Total revenues	16,112	15,137	46,456	42,822

Costs and expenses
Interest	4,798	3,495	13,088	10,489
Operating and administrative	4,404	4,129	12,902	12,421
Cost of goods sold	480	505	1,652	1,768
Investment contracts, insurance losses and insurance
annuity benefits	867	926	2,503	2,642
Provision for losses on financing receivables	965	1,095	2,683	2,955
Depreciation and amortization	1,659	1,575	4,737	4,616
Minority interest in net earnings of consolidated
affiliates	57	84	181	155
Total costs and expenses	13,230	11,809	37,746	35,046

Earnings from continuing operations before
income taxes	2,882	3,328	8,710	7,776
Provision for income taxes	(275)	(555)	(1,104)	(1,026)

Earnings from continuing operations	2,607	2,773	7,606	6,750
Earnings (loss) from discontinued operations, net of
taxes (note 2)	(95)	85	166	761

Net earnings	2,512	2,858	7,772	7,511
Dividends	(1,082)	(3,673)	(8,812)	(5,512)
Retained earnings at beginning of period	32,436	37,959	34,906	35,145
Retained earnings at end of period	$33,866	$37,144	$33,866	$37,144

The notes to condensed, consolidated financial statements are an integral part of this statement.

(6)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Financial Position
(In millions)	September 30, 2006 (Restated)	December 31, 2005 (Restated)
(Unaudited)
Assets
Cash and equivalents	$12,144	$7,130
Investment securities	45,208	41,710
Inventories	174	159
Financing receivables - net (note 4)	310,258	287,639
Other receivables	20,741	18,625
Buildings and equipment, less accumulated amortization of $22,571
and $21,327	56,412	51,024
Intangible assets - net (note 5)	25,339	23,791
Other assets	60,391	49,440
Assets of discontinued operations (note 2)	15,540	61,066
Total assets	$546,207	$540,584

Liabilities and equity
Borrowings (note 6)	$400,196	$362,069
Accounts payable	12,145	13,043
Investment contracts, insurance liabilities and insurance annuity benefits	34,894	33,387
Other liabilities	18,156	16,787
Deferred income taxes	12,191	12,475
Liabilities of discontinued operations (note 2)	15,289	49,763
Total liabilities	492,871	487,524

Minority interest in equity of consolidated affiliates	2,301	2,248

Capital stock	11	11
Accumulated gains (losses) - net
Investment securities	1,188	1,754
Currency translation adjustments	3,774	2,287
Cash flow hedges	(139)	(343)
Minimum pension liabilities	(193)	(179)
Additional paid-in capital	12,528	12,376
Retained earnings	33,866	34,906
Total shareowner’s equity	51,035	50,812
Total liabilities and equity	$546,207	$540,584

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and minimum pension liabilities constitutes “Accumulated nonowner changes other than earnings,” and amounted to $4,630 million and $3,519 million at September 30, 2006, and December 31, 2005, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(7)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Nine months ended September 30
	2006 (Restated) (a)	2005 (Restated) (a)
Cash flows - operating activities
Net earnings	$7,772	$7,511
Earnings from discontinued operations	(166)	(761)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization	4,737	4,616
Increase (decrease) in accounts payable	(946)	468
Provision for losses on financing receivables	2,683	2,955
All other operating activities	1,033	2,211
Cash from operating activities - continuing operations	15,113	17,000
Cash from (used for) operating activities - discontinued operations	(64)	3,888
Cash from operating activities	15,049	20,888

Cash flows - investing activities
Additions to buildings and equipment	(8,595)	(8,050)
Dispositions of buildings and equipment	4,429	4,433
Increase in loans to customers	(238,253)	(213,147)
Principal collections from customers - loans	215,389	206,827
Investment in financing leases	(18,819)	(16,913)
Principal collections from customers - financing leases	16,762	18,361
Net change in credit card receivables	742	(641)
Payments for principal businesses purchased	(6,898)	(6,743)
Proceeds from sales of discontinued operations	8,112	6,690
All other investing activities	(3,483)	(2,937)
Cash used for investing activities - continuing operations	(30,614)	(12,120)
Cash used for investing activities - discontinued operations	(2,469)	(5,250)
Cash used for investing activities	(33,083)	(17,370)

Cash flows - financing activities
Net decrease in borrowings (maturities of 90 days or less)	(1,089)	(7,680)
Newly issued debt:
Short-term (91 to 365 days)	605	1,697
Long-term (longer than one year)	59,140	46,290
Non-recourse, leveraged lease	920	172
Repayments and other debt reductions:
Short-term (91 to 365 days)	(24,859)	(29,850)
Long-term (longer than one year)	(4,187)	(9,515)
Non-recourse, leveraged lease	(597)	(682)
Dividends paid to shareowner	(8,671)	(5,512)
All other financing activities	(747)	(1,401)
Cash from (used for) financing activities - continuing operations	20,515	(6,481)
Cash from (used for) financing activities - discontinued operations	(257)	249
Cash from (used for) financing activities	20,258	(6,232)

Increase (decrease) in cash and equivalents	2,224	(2,714)
Cash and equivalents at beginning of year	10,106	12,367
Cash and equivalents at September 30	12,330	9,653
Less cash and equivalents of discontinued operations at September 30	186	2,154
Cash and equivalents of continuing operations at September 30	$12,144	$7,499

The notes to condensed, consolidated financial statements are an integral part of this statement.
(a)	Certain individual line items within cash from operating activities have been restated.

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

General Electric Capital Services, Inc. (GECS) owns all of the common stock of General Electric Capital Corporation (GE Capital or GECC). All of our outstanding common stock is owned by General Electric Company (GE Company or GE) and an affiliate of GE Company. Our financial statements consolidate all of our affiliates - companies that we control and in which we hold a majority voting interest. Details of total revenues and segment profit by operating segment can be found on page 21 of this report.

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

2007 Restatement

General Electric Capital Services, Inc. (GECS) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2006, to amend and restate financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

The SEC investigation into our application of SFAS 133 and hedge accounting is continuing. We continue to cooperate fully.

Effects of the restatement by line item follow:

	Three months ended September 30				Nine months ended September 30
	2006		2005		2006		2005
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Statement of Earnings

Commercial paper interest rate
swap adjustment(a)	$-	$(163)	$-	$271	$-	$193	$-	$390
Interest	4,802	4,798	3,508	3,495	13,111	13,088	10,525	10,489
Earnings from continuing operations
before income taxes	3,041	2,882	3,044	3,328	8,494	8,710	7,350	7,776
Provision for income taxes	(337)	(275)	(444)	(555)	(1,020)	(1,104)	(859)	(1,026)
Earnings from continuing operations	2,704	2,607	2,600	2,773	7,474	7,606	6,491	6,750
Net earnings	2,609	2,512	2,685	2,858	7,640	7,772	7,252	7,511
Retained earnings at beginning
of period	32,680	32,436	38,704	37,959	35,379	34,906	35,976	35,145
Retained earnings at end of period	34,207	33,866	37,716	37,144	34,207	33,866	37,716	37,144

(a)	Included in total revenues.

	9/30/06		12/31/05
(In millions) (unaudited)	As previously reported	As restated	As previously reported	As restated

Statement of Financial Position

Other assets	$60,426	$60,391	$49,461	$49,440
Total assets	546,242	546,207	540,605	540,584

Accounts payable	12,069	12,145	13,043	13,043
Other liabilities	18,142	18,156	16,787	16,787
Deferred income taxes	12,301	12,191	12,493	12,475
Total liabilities	492,891	492,871	487,542	487,524

Cash flow hedges	(465)	(139)	(813)	(343)
Retained earnings	34,207	33,866	35,379	34,906
Total shareowner’s equity	51,050	51,035	50,815	50,812
Total liabilities and equity	546,242	546,207	540,605	540,584

(10)

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

(11)

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

(12)

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

(13)

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

(14)

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

(15)

7. A summary of increases (decreases) in shareowner’s equity, net of income taxes, that did not result directly from transactions with the shareowner follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Net earnings	$2,512	$2,858	$7,772	$7,511
Investment securities - net	807	(1,148)	(566)	(566)
Currency translation adjustments - net	339	243	1,487	(2,015)
Cash flow hedges - net	(162)	(14)	204	134
Minimum pension liabilities - net	(1)	5	(14)	(6)
Total	$3,495	$1,944	$8,883	$5,058

8. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	9/30/06	12/31/05

Receivables secured by:
Equipment	$9,640	$12,949
Commercial real estate	11,467	13,010
Residential real estate	7,726	8,882
Other assets	14,758	12,869
Credit card receivables	12,853	10,039
Trade receivables	163	-
Total securitized assets	$56,607	$57,749

	At
(In millions)	9/30/06	12/31/05

Off-balance sheet(a)(b)	$42,951	$39,845
On-balance sheet(c)	13,656	17,904
Total securitized assets	$56,607	$57,749

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

(16)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Restatement

As discussed in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, we are restating financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005. The restatement adjusts our accounting for interest rate swap transactions related to a portion of the commercial paper issued by General Electric Capital Corporation (GECC), our wholly-owned subsidiary, and GECS, from January 1, 2001, the date we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The restatement has no effect on our cash flows or liquidity, and its effects on our financial position at the ends of the respective restated periods are immaterial.

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

The following table sets forth the effects of the errors in accounting for interest rate swaps related to our commercial paper hedging program, more fully described beginning on page 3, on our previously reported earnings for the three and nine months ended September 30, 2006 and 2005.

(17)

	Increase (decrease) in earnings from continuing operations
	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Total adjustment	$(97)	$173	$132	$259

Previously reported earnings from continuing
operations	$2,704	$2,600	$7,474	$6,491
Percent variation from previously reported earnings
from continuing operations	(3.6)%	6.7%	1.8%	4.0%

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

Overview

Restated revenues for the third quarter of 2006 were $16.1 billion, a $1.0 billion (6%) increase over the third quarter of 2005. Revenues for the third quarter of 2006 included $0.5 billion of revenue from acquisitions and were reduced by $0.2 billion as a result of dispositions. Revenues were reduced by $0.2 billion and increased $0.3 billion in the third quarters of 2006 and 2005, respectively, related to the 2007 restatement. Revenues also increased $1.1 billion compared with the third quarter of 2005 as a result of organic revenue growth, the weakening U.S. dollar and the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Restated earnings were $2.6 billion, down 6%

(18)

from $2.8 billion in the third quarter of 2005, primarily as a result of lower investment income, partially offset by core growth and acquisitions.

Restated revenues for the first nine months of 2006 were $46.5 billion, a $3.6 billion (8%) increase over the first nine months of 2005. Revenues for the first nine months of 2006 and 2005 included $1.3 billion and $0.1 billion of revenue from acquisitions, respectively, and in 2006 were reduced by $0.4 billion as a result of dispositions. Revenues increased $0.2 billion and $0.4 billion for the first nine months of 2006 and 2005, respectively, related to the 2007 restatement. Revenues also increased $3.1 billion compared with the first nine months of 2005 as a result of organic revenue growth and the consolidation of GE SeaCo, partially offset by the strengthening U.S. dollar. Restated earnings were $7.6 billion, up 13% from $6.8 billion during the first nine months of 2005, primarily as a result of core growth, acquisitions and gain on sale of a business interest at Equipment Services, partially offset by lower investment income and the effects of the strengthening U.S. dollar.

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

The restated provision for income taxes was $0.3 billion for the third quarter of 2006 (effective tax rate of 9.5%), compared with $0.6 billion for the third quarter of 2005 (effective tax rate of 16.7%). The tax rate decreased primarily because of growth in lower-taxed earnings from global operations and lower state taxes, partially offset by the absence of the 2005 one-time benefits from the reorganization of our foreign aircraft leasing operations.

The restated provision for income taxes was $1.1 billion for the first nine months of 2006 (effective tax rate of 12.7%), compared with $1.0 billion for the first nine months of 2005 (effective tax rate of 13.2%). The tax rate decreased primarily because of growth in lower-taxed earnings from global operations and lower state taxes. This

(19)

decrease was partially offset by the absence of the 2005 one-time benefits from the reorganization of our foreign aircraft leasing operations.

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

We have reclassified certain prior-period amounts to conform to the current period’s presentation.

(20)

Summary of Operating Segments

	Three months ended September 30		Nine months ended September 30
(In millions)	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)

Revenues
GE Commercial Finance	$6,006	$5,414	$17,017	$15,415
GE Money(a)	5,590	4,913	15,948	14,530
GE Industrial	8,526	8,257	25,454	24,178
GE Infrastructure	12,104	10,128	33,588	29,723
Total segment revenues	32,226	28,712	92,007	83,846
GECS corporate items and eliminations, as restated(b)	1,033	1,719	3,889	4,210
Total revenues	33,259	30,431	95,896	88,056
Less portion of GE revenues not included in GECS	(17,147)	(15,294)	(49,440)	(45,234)
Total revenues in GECS	$16,112	$15,137	$46,456	$42,822

Segment profit
GE Commercial Finance	$1,290	$1,212	$3,521	$3,010
GE Money(a)	916	810	2,632	2,280
GE Industrial	692	629	2,021	1,790
GE Infrastructure	2,336	1,880	6,146	5,336
Total segment profit	5,234	4,531	14,320	12,416
GECS corporate items and eliminations, as restated	(199)	302	(47)	304
Less portion of GE segment profit not included
in GECS	(2,428)	(2,060)	(6,667)	(5,970)
Earnings in GECS from continuing operations	2,607	2,773	7,606	6,750
Earnings (loss) in GECS from discontinued
operations, net of taxes	(95)	85	166	761
Total net earnings in GECS	$2,512	$2,858	$7,772	$7,511

(a)	Formerly known as GE Consumer Finance.
(b)	Primarily revenues associated with our insurance activities remaining in continuing operations that were previously reported in the GE Commercial Finance segment.

(21)

GE Commercial Finance

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues	$6,006	$5,414	$17,017	$15,415

Segment profit	$1,290	$1,212	$3,521	$3,010

	At
(In millions)	9/30/06	9/30/05	12/31/05

Total assets	$215,276	$183,139	$190,546

	Three months ended September 30		Nine months ended September 30
(In millions)	2006	2005	2006	2005

Revenues in GE
Capital Solutions	$3,101	$2,834	$8,968	$8,579
Real Estate	1,328	1,022	3,450	2,664

Segment profit in GE
Capital Solutions	$525	$444	$1,297	$1,055
Real Estate	440	343	1,215	893

	At
(In millions)	9/30/06	9/30/05	12/31/05

Assets in GE
Capital Solutions	$92,560	$83,724	$87,306
Real Estate	48,525	34,845	35,323

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

(23)

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

(24)

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

(25)

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

(26)

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

(27)

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

(28)

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

Item 4. Controls and Procedures

In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in note 1 to our financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to accounting for hedge transactions, namely, that we did not have adequately designed procedures to designate, with the specificity required under SFAS 133, each hedged commercial paper transaction. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

As previously reported, there was no change in our internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(29)

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
*Filed electronically herewith.

(30)

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

(31)