Form 10-Q
period 2007-09-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2007-11-02
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
OR
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

At November 1, 2007, 1,064 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 per share were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues
Revenues from services (note 3)	$17,843	$15,067	$52,503	$43,131
Sales of goods	277	519	337	1,786
Total revenues	18,120	15,586	52,840	44,917

Costs and expenses
Interest	5,787	4,729	16,499	12,922
Operating and administrative	4,724	4,207	13,685	12,318
Cost of goods sold	236	480	284	1,652
Investment contracts, insurance losses and insurance
annuity benefits	889	867	2,744	2,503
Provision for losses on financing receivables	1,223	793	3,216	2,200
Depreciation and amortization	1,998	1,656	5,855	4,717
Minority interest in net earnings of consolidated
affiliates	54	56	189	181
Total costs and expenses	14,911	12,788	42,472	36,493

Earnings from continuing operations before
income taxes	3,209	2,798	10,368	8,424
Benefit (provision) for income taxes	5	(277)	(1,309)	(1,081)

Earnings from continuing operations	3,214	2,521	9,059	7,343
Earnings (loss) from discontinued operations, net of
taxes (note 2)	(1,347)	(9)	(2,003)	429

Net earnings	1,867	2,512	7,056	7,772
Dividends	(1,225)	(1,082)	(6,029)	(8,812)
Retained earnings at beginning of period	35,885	32,436	35,500	34,906
Retained earnings at end of period	$36,527	$33,866	$36,527	$33,866

The notes to condensed, consolidated financial statements are an integral part of this statement.

(3)

General Electric Capital Services, Inc. and consolidated affiliates

Condensed Statement of Financial Position

(In millions)	September 30, 2007	December 31, 2006
(Unaudited)
Assets
Cash and equivalents	$12,760	$12,452
Investment securities	44,780	47,472
Inventories	69	54
Financing receivables – net (note 5)	361,684	328,589
Other receivables	21,530	21,690
Property, plant and equipment, less accumulated amortization of $24,032
and $22,406	62,769	57,975
Intangible assets – net (note 6)	29,050	25,930
Other assets	79,500	59,387
Assets of discontinued operations (note 2)	7,372	11,119
Total assets	$619,514	$564,668

Liabilities and equity
Short-term borrowings (note 7)	$177,508	$173,313
Accounts payable	12,685	13,803
Long-term borrowings (note 7)	303,424	252,953
Investment contracts, insurance liabilities and insurance annuity benefits	34,408	34,807
Other liabilities	22,057	20,691
Deferred income taxes	9,831	12,570
Liabilities of discontinued operations (note 2)	2,116	485
Total liabilities	562,029	508,622

Minority interest in equity of consolidated affiliates	1,291	1,949

Capital stock	11	11
Accumulated gains (losses) – net
Investment securities	380	1,594
Currency translation adjustments	7,256	4,837
Cash flow hedges	(258)	(171)
Benefit plans	(262)	(278)
Additional paid-in capital	12,540	12,527
Retained earnings	36,527	35,577
Total shareowner’s equity	56,194	54,097
Total liabilities and equity	$619,514	$564,668

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $7,116 million and $5,982 million at September 30, 2007, and December 31, 2006, respectively.

The notes to condensed, consolidated financial statements are an integral part of this statement.

(4)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Nine months ended September 30
	2007	2006
Cash flows – operating activities
Net earnings	$7,056	$7,772
Loss (earnings) from discontinued operations	2,003	(429)
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	5,855	4,717
Decrease in accounts payable	(611)	(739)
Provision for losses on financing receivables	3,216	2,200
All other operating activities	(2,504)	800
Cash from operating activities – continuing operations	15,015	14,321
Cash from operating activities – discontinued operations	4,773	728
Cash from operating activities	19,788	15,049

Cash flows – investing activities
Additions to property, plant and equipment	(10,335)	(8,588)
Dispositions of property, plant and equipment	7,228	4,426
Increase in loans to customers	(263,967)	(235,582)
Principal collections from customers – loans	237,622	213,141
Investment in equipment for financing leases	(19,556)	(18,819)
Principal collections from customers – financing leases	18,057	16,762
Net change in credit card receivables	3,309	742
Payments for principal businesses purchased	(7,522)	(6,898)
Proceeds from sales of discontinued operations	−	8,112
Proceeds from principal business dispositions	1,102	−
All other investing activities	(5,441)	(3,144)
Cash used for investing activities – continuing operations	(39,503)	(29,848)
Cash used for investing activities – discontinued operations	(4,807)	(3,235)
Cash used for investing activities	(44,310)	(33,083)

Cash flows – financing activities
Net decrease in borrowings (maturities of 90 days or less)	(8,467)	(1,083)
Newly issued debt
Short-term (91 to 365 days)	815	605
Long-term (longer than one year)	75,993	59,140
Non-recourse, leveraged lease	24	920
Repayments and other debt reductions
Short-term (91 to 365 days)	(32,252)	(24,859)
Long-term (longer than one year)	(3,697)	(4,187)
Non-recourse, leveraged lease	(681)	(597)
Dividends paid to shareowner	(5,871)	(8,671)
All other financing activities	(1,068)	(747)
Cash from financing activities – continuing operations	24,796	20,521
Cash used for financing activities – discontinued operations	(3)	(263)
Cash from financing activities	24,793	20,258

Increase in cash and equivalents	271	2,224
Cash and equivalents at beginning of year	12,629	10,106
Cash and equivalents at September 30	12,900	12,330
Less cash and equivalents of discontinued operations at September 30	140	369
Cash and equivalents of continuing operations at September 30	$12,760	$11,961

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

2. We classified our Japanese personal loan business (Lake), our U.S. mortgage business (WMC), GE Life, Genworth Financial, Inc. (Genworth) and most of GE Insurance Solutions Corporation (GE Insurance Solutions) as discontinued operations. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

Planned Sale of Lake and WMC

As previously disclosed, in September 2007, GE, the parent company of GECS, committed to a plan to sell its Japanese personal loan business (Lake). GE made the decision to sell this business upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. GE is actively pursuing a buyer and expects to complete the sale of this business by the end of the third quarter of 2008. In connection with this exit, we recorded an after-tax loss of $890 million in the third quarter of 2007, which represents the difference between the net book value of our Lake business and the projected sale price. In addition, GE committed to a plan to sell our U.S. mortgage business (WMC), as a result of continued pressures in the U.S. subprime mortgage industry. In connection with this exit, we recorded an after-tax loss of $43 million in the third quarter of 2007, which represents the difference between the net book value of WMC and the projected sale price. Both businesses were previously reported in the GE Money segment.

(6)

Completed Sale of Insurance Businesses

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

Financial information for discontinued operations is shown below.

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Operations
Total revenues	$(186)	$1,015	$(468)	$5,711

Earnings (loss) from discontinued operations before
income taxes	$(601)	$93	$(1,928)	$677
Income tax benefit (expense)	175	(2)	845	(109)
Earnings (loss) from discontinued operations before
disposal, net of taxes	$(426)	$91	$(1,083)	$568

Disposal
Loss on disposal before income taxes	$(1,549)	$(163)	$(1,560)	$(152)
Income tax benefit	628	63	640	13
Loss on disposal, net of taxes	$(921)	$(100)	$(920)	$(139)

Earnings (loss) from discontinued operations,
net of taxes	$(1,347)	$(9)	$(2,003)	$429

	At
(In millions)	9/30/07	12/31/06

Assets
Cash and equivalents	$140	$177
Financing receivables – net	5,330	5,643
Other assets	424	4,823
Other	1,478	476
Assets of discontinued operations	$7,372	$11,119

	At
(In millions)	9/30/07	12/31/06

Liabilities
Liabilities of discontinued operations	$2,116	$485

(7)

3. Revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Interest on loans	$6,122	$5,139	$17,594	$15,176
Equipment leased to others	3,754	3,410	11,207	9,477
Financing leases	1,136	1,176	3,489	3,203
Fees	1,257	990	3,801	3,003
Real estate investments	1,364	845	3,420	2,187
Investment income(a)	860	691	3,005	1,921
Premiums earned by insurance activities	583	536	1,653	1,512
Associated companies	663	541	1,678	1,470
Gross securitization gains	368	331	1,486	865
Other items	1,736	1,408	5,170	4,317
Total	$17,843	$15,067	$52,503	$43,131

(a)	Included gain on sale of common stock in Swiss Re of $558 million during first quarter of 2007.

4. On January 1, 2007, we made required changes in certain aspects of our accounting for income taxes. The January 1, 2007, transition reduced our retained earnings by $77 million, all of which was related to a decrease in financing receivables – net.

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
(In millions)	9/30/07	1/1/07

Unrecognized tax benefits	$4,012	$3,507
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,597	2,403
Accrued interest on unrecognized tax benefits	692	685
Accrued penalties on unrecognized tax benefits	65	96
Reasonably possible reduction to the balance of unrecognized tax benefits in
succeeding 12 months	0-1,100	0-500
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-850	0-200

(a)	Some portion of such reduction might be reported as discontinued operations.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. The change in unrecognized tax benefits in 2007 resulted primarily from completion of the 2000-2002 IRS audit and other audit activity in the second and third quarters and is reflected in increases to unrecognized tax benefits for prior periods of $987 million, decreases to unrecognized tax benefits for prior periods of $244 million, and decreases from settlements with tax authorities agreeing to tax of $282 million.

The IRS is currently auditing the GE consolidated income tax returns for 2003-2005, a substantial portion of which include our activities. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims

(8)

is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for this and all other income tax uncertainties.

5. Financing receivables – net, consisted of the following.

	At
(In millions)	9/30/07	12/31/06

Loans, net of deferred income	$290,759	$264,039
Investment in financing leases, net of deferred income	74,890	68,569
	365,649	332,608
Less allowance for losses	(3,965)	(4,019)
Financing receivables – net(a)	$361,684	$328,589

(a)	Included $10,383 million and $11,509 million related to consolidated, liquidating securitization entities at September 30, 2007, and December 31, 2006, respectively.

6. Intangible assets – net, consisted of the following.

	At
(In millions)	9/30/07	12/31/06

Goodwill	$25,069	$22,754
Intangible assets subject to amortization	3,981	3,176
Total	$29,050	$25,930

Changes in goodwill balances follow.

	2007
(In millions)	GE Commercial Finance	GE Money	GE Industrial(a)	GE Infrastructure(a)	Total

Balance January 1	$11,315	$9,845	$1,430	$164	$22,754
Acquisitions/purchase accounting
adjustments	1,646	(15)	12	201	1,844
Dispositions, currency exchange
and other	189	330	(49)	1	471
Balance September 30	$13,150	$10,160	$1,393	$366	$25,069

(a)	Included only portions of the segment that are financial services businesses.

Goodwill balances increased $1,976 million in 2007 as a result of new acquisitions. The largest goodwill balance increases arose from acquisitions of Trustreet Properties, Inc. ($831 million at GE Commercial Finance); Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. ($531 million at GE Commercial Finance); and Sanyo Electric Credit Co., Ltd. ($324 million at GE Commercial Finance). During 2007, we reduced goodwill associated with acquisitions completed before January 1, 2007, by $132 million. The largest such adjustment was a decrease of $54 million associated with the 2006 acquisition of Banque Artesia Nederland N.V. by GE Commercial Finance.

(9)

Intangible assets subject to amortization

	At
	9/30/07			12/31/06
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Patents, licenses and trademarks	$578	$(307)	$271	$413	$(265)	$148
Capitalized software	1,823	(1,112)	711	1,645	(965)	680
All other	4,575	(1,576)	2,999	3,593	(1,245)	2,348
Total	$6,976	$(2,995)	$3,981	$5,651	$(2,475)	$3,176

Amortization expense related to intangible assets subject to amortization amounted to $239 million and $181 million for the quarters ended September 30, 2007 and 2006, respectively. Amortization expense related to intangible assets subject to amortization for the nine months ended September 30, 2007 and 2006, amounted to $640 million and $450 million, respectively.

7. Borrowings are summarized in the following table.

	At
(In millions)	9/30/07	12/31/06

Short-term borrowings

Commercial paper
U.S.
Unsecured	$65,462	$67,423
Asset-backed(a)	5,088	6,430
Non-U.S.	27,238	26,328
Current portion of long-term debt	52,866	44,550
GE Interest Plus notes(b)	9,646	9,161
Other	17,208	19,421
Total	177,508	173,313

Long-term borrowings

Senior notes
Unsecured	283,394	235,942
Asset-backed(c)	5,346	5,810
Extendible notes	6,000	6,000
Subordinated notes(d)	8,684	5,201
Total	303,424	252,953
Total borrowings	$480,932	$426,266

(a)	Entirely obligations of consolidated, liquidating securitization entities. See note 9.
(b)	Entirely variable denomination floating rate demand notes.
(c)
Included $4,210 million and $4,684 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at September 30, 2007, and December 31, 2006, respectively. See note 9.

(d)	Included $750 million of subordinated notes guaranteed by GE at September 30, 2007, and December 31, 2006.

(10)

8. In the Consolidated Statement of Changes in Shareowner’s Equity and in the related note in our 2006 Annual Report on Form 10-K, we disclosed and included the $119 million cumulative effect of adopting Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 158, Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans, in the caption “Total changes other than transactions with shareowner.” Transition provisions of SFAS 158 required that this cumulative effect be presented as a direct adjustment to the “ending balance of Accumulated Other Comprehensive Income” rather than as part of comprehensive income for the period. Consequently, the amount reported under the caption “Total changes other than transactions with shareowner” for 2006 should have been $13,240 million, rather than the $13,121 million we reported. The difference, $119 million, should have been reported as a direct reduction of accumulated other comprehensive income within equity. In our 2007 Annual Report on Form 10-K, we will modify our presentation. This modification only affects the display of the cumulative effect of the accounting change within equity and does not otherwise affect our financial statements.

A summary of increases (decreases) in shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Net earnings	$1,867	$2,512	$7,056	$7,772
Investment securities – net	(15)	807	(1,214)	(566)
Currency translation adjustments – net	1,304	339	2,419	1,487
Cash flow hedges – net	(819)	(162)	(87)	204
Benefit plans – net	2	(1)	16	(14)
Total	$2,339	$3,495	$8,190	$8,883

9. The following table represents assets in securitization entities, both consolidated and off-balance sheet.

	At
(In millions)	9/30/07	12/31/06

Receivables secured by
Equipment	$7,686	$9,590
Commercial real estate	10,871	11,324
Residential real estate(a)	3,806	4,680
Other assets	14,264	14,743
Credit card receivables	21,234	12,947
Trade receivables	2,966	176
Total securitized assets	$60,827	$53,460

(11)

	At
(In millions)	9/30/07	12/31/06

Off-balance sheet(a)(b)(c)	$50,333	$41,813
On-balance sheet(d)(e)	10,494	11,647
Total securitized assets	$60,827	$53,460

(a)	Excluded assets of $2,147 million and $2,649 million at September 30, 2007, and December 31, 2006, respectively, associated with the planned sale of WMC.
(b)
At September 30, 2007, and December 31, 2006, liquidity support amounted to $2,868 million and $753 million, respectively. The December 31, 2006, amount is net of $3,034 million deferred beyond one year. Credit support amounted to $2,544 million and $3,815 million at September 30, 2007, and December 31, 2006, respectively.

(c)	Liabilities for recourse obligations related to off-balance sheet assets were $2 million and $27 million at September 30, 2007, and December 31, 2006, respectively.
(d)
At September 30, 2007, and December 31, 2006, liquidity support amounted to $5,211 million and $6,585 million, respectively. Credit support amounted to $2,808 million and $2,926 million at September 30, 2007, and December 31, 2006, respectively.

(e)	Included $10,383 million and $11,509 million of financing receivables – net related to consolidated, liquidating securitization entities at September 30, 2007, and December 31, 2006, respectively.

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

(12)

Overview

Revenues for the third quarter of 2007 were $18.1 billion, a $2.5 billion (16%) increase over the third quarter of 2006. Revenues for the third quarter of 2007 and 2006 included $1.0 billion and $0.1 billion of revenue from acquisitions and in 2007 were reduced by $0.6 billion as a result of dispositions. Revenues also increased $2.2 billion compared with the third quarter of 2006 as a result of organic revenue growth, the weaker U.S. dollar and the 2006 commercial paper interest rate swap adjustment ($0.2 billion). Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $3.2 billion, up 27% from $2.5 billion in the third quarter of 2006.

Revenues for the first nine months of 2007 were $52.8 billion, a $7.9 billion (18%) increase over the first nine months of 2006. Revenues for the first nine months of 2007 and 2006 included $2.4 billion and $0.2 billion, respectively, of revenue from acquisitions and in 2007 were reduced by $2.0 billion as a result of dispositions. Revenues also increased $7.7 billion compared with the first nine months of 2006 as a result of organic revenue growth, including the gain on sale of common stock in Swiss Reinsurance Company (Swiss Re), the weaker U.S. dollar and the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method, partially offset by the 2006 commercial paper interest rate swap adjustment ($0.2 billion). Earnings were $9.1 billion, up 23% from $7.3 billion in the first nine months of 2006.

Overall, acquisitions contributed $1.0 billion to total revenues in the third quarter of 2007, compared with $0.5 billion in the third quarter of 2006. Acquisitions had an insignificant effect on earnings in the third quarters of 2007 and 2006. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.6 billion and $0.2 billion in the third quarters of 2007 and 2006, respectively. Dispositions had an insignificant effect on earnings in the third quarters of 2007 and 2006.

Acquisitions contributed $2.4 billion to total revenues and $0.1 billion to earnings in the first nine months of 2007, compared with $1.3 billion and $0.2 billion, respectively, in the first nine months of 2006. Dispositions also affected our operations through lower revenues of $2.0 billion and $0.4 billion in the first nine months of 2007 and 2006, respectively. The effect of dispositions on earnings was a decrease of $0.1 billion in the first nine months of 2007, compared with an increase of $0.1 billion in the first nine months of 2006.

The most significant acquisitions affecting results in 2007 were the custom fleet business of National Australia Bank Ltd.; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co.; Arden Realty, Inc.; Banque Artesia Nederland N.V.; Trustreet Properties, Inc.; and Sanyo Electric Credit Co., Ltd. at GE Commercial Finance and Regency Energy Partners LP at GE Infrastructure.

The provision for income taxes was insignificant for the third quarter of 2007 (effective tax rate of a negative 0.2%), compared with $0.3 billion for the third quarter of 2006 (effective tax rate of 9.9%). The tax rate decreased primarily as a result of the adjustment in the third quarter to bring our nine-month tax rate in line with the projected full year tax rate, after considering the movement of our Japanese personal loan business (Lake) and our U.S. mortgage business (WMC) into discontinued operations, and reflects the first quarter disposition of the SES investment at GE Commercial Finance and an increase in projected lower-taxed earnings from global operations. That decrease was partially offset by tax expense related to U.S. and non-U.S. audit activity, and increased state taxes.

(13)

The provision for income taxes was $1.3 billion for the first nine months of 2007 (effective tax rate of 12.6%), compared with $1.1 billion for the first nine months of 2006 (effective tax rate of 12.8%). The tax rate decreased primarily as a result of tax benefits related to the disposition of the SES investment at GE Commercial Finance, partially offset by increased tax liabilities related to IRS audit activity and increased state taxes.

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

We have reclassified certain prior-period amounts to conform to the current-period’s presentation.

(14)

Summary of Operating Segments

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues
GE Commercial Finance	$7,032	$6,006	$19,698	$17,017
GE Money	6,207	5,064	18,441	14,408
GE Industrial(a)	6,229	6,256	18,285	18,696
GE Infrastructure(a)	14,451	12,113	40,587	33,578
Total segment revenues	33,919	29,439	97,011	83,699
GECS corporate items and eliminations(b)	1,087	1,033	4,198	3,890
Total revenues	35,006	30,472	101,209	87,589
Less portion of GE revenues not included in GECS(a)	(16,886)	(14,886)	(48,369)	(42,672)
Total revenues in GECS	$18,120	$15,586	$52,840	$44,917

Segment profit
GE Commercial Finance	$1,450	$1,290	$4,121	$3,521
GE Money	942	830	3,323	2,369
GE Industrial(a)	513	485	1,365	1,307
GE Infrastructure(a)	2,615	2,339	7,386	6,131
Total segment profit	5,520	4,944	16,195	13,328
GECS corporate items and eliminations(b)(c)	198	(199)	(38)	(47)
Less portion of GE segment profit not
included in GECS(a)	(2,504)	(2,224)	(7,098)	(5,938)
Earnings in GECS from continuing operations	3,214	2,521	9,059	7,343
Earnings (loss) in GECS from discontinued
operations, net of taxes	(1,347)	(9)	(2,003)	429
Total net earnings in GECS	$1,867	$2,512	$7,056	$7,772

(a)
As disclosed in GE’s report on Form 8-K filed on October 12, 2007, GE has concluded that the following policies and practices resulted in revenue being recorded in incorrect periods. For certain product sales, principally in the GE Healthcare, GE Infrastructure and GE Industrial segments, GE recorded revenues upon shipment before risk of loss for damage in transit had been transferred to the customer. Separately, in GE’s Aviation business, for certain long-term agreements that provide for product repair and maintenance services on GE-manufactured aircraft engines, GE’s accounting procedures were incorrect with respect to the timing and amount of credits for certain used parts that were refurbished and reused or resold. We have made appropriate adjustments for these items in this report for prior period financial information.

(b)	Included the gain on sale of common stock in Swiss Re $0.6 billion pre tax ($0.3 billion after tax) during the first quarter of 2007.
(c)
Included restructuring and other charges for the first nine months of 2007 of $0.2 billion related to the portions of the segment that are financial services businesses. Such charges primarily related to business exits at GE Commercial Finance; portfolio exits at GE Money; and a business exit at GE Industrial.

(15)

GE Commercial Finance

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues	$7,032	$6,006	$19,698	$17,017

Segment profit	$1,450	$1,290	$4,121	$3,521

	At
(In millions)	9/30/07	9/30/06	12/31/06

Total assets	$275,699	$215,276	$233,536

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues in GE
Capital Solutions	$3,166	$3,101	$9,128	$8,968
Real Estate	1,937	1,328	5,109	3,450

Segment profit in GE
Capital Solutions	$424	$525	$1,258	$1,297
Real Estate	640	440	1,680	1,215

	At
(In millions)	9/30/07	9/30/06	12/31/06

Assets in GE
Capital Solutions	$113,564	$92,560	$94,523
Real Estate	72,197	48,525	53,786

GE Commercial Finance revenues and net earnings increased 17% and 12%, respectively, compared with the third quarter of 2006. Revenues for the third quarter of 2007 and 2006 included $0.6 billion and $0.1 billion from acquisitions, respectively, and in 2007 were reduced by $0.5 billion as a result of dispositions. Revenues for the quarter also increased $1.0 billion compared with the third quarter of 2006 as a result of organic revenue growth ($0.8 billion) and the weaker U.S. dollar ($0.2 billion). Net earnings increased by $0.2 billion in the third quarter of 2007, with $0.3 billion from core growth before credit losses and investment income. Core growth included $0.1 billion representing one quarter of the total year’s tax benefit on the disposition of SES, $0.1 billion of higher credit losses and $0.1 billion in charges related to mark-to-market adjustments to loans held-for-sale, and impairment of securitization retained interests.

(16)

GE Commercial Finance revenues and net earnings increased 16% and 17%, respectively, compared with the first nine months of 2006. Revenues for the first nine months of 2007 and 2006 included $1.7 billion and $0.1 billion from acquisitions and in 2007 were reduced by $1.7 billion as a result of dispositions. Revenues for the first nine months also increased $2.7 billion compared with the first nine months of 2006 as a result of organic revenue growth ($2.2 billion) and the weaker U.S. dollar ($0.5 billion). Net earnings increased by $0.6 billion in the first nine months of 2007, with $0.8 billion from core growth before credit losses and investment income including higher SES gains ($0.1 billion), the weaker U.S. dollar ($0.1 billion) and acquisitions ($0.1 billion). Core growth included $0.4 billion representing nine months of the total year’s tax benefit on the disposition of SES, $0.2 billion of higher credit losses and $0.1 billion in charges related to mark-to-market adjustments to loans held-for-sale, and impairment of securitization retained interests.

GE Money

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues	$6,207	$5,064	$18,441	$14,408

Segment profit	$942	$830	$3,323	$2,369

	At
(In millions)	9/30/07	9/30/06	12/31/06

Total assets	$198,519	$165,319	$179,284

GE Money revenues and net earnings increased 23% and 13%, respectively, in the third quarter of 2007. Revenues for the third quarter of 2007 included $0.1 billion from acquisitions. Revenues for the quarter also increased $1.0 billion compared with the third quarter of 2006 as a result of organic revenue growth ($0.7 billion) and the weaker U.S. dollar ($0.3 billion). The $0.1 billion increase in net earnings resulted primarily from higher securitizations, the weaker U.S. dollar and core growth. Core growth included growth in lower-taxed earnings from global operations and lower results in the U.S. as a result of the effects of higher delinquencies and declines in fair value of retained interests in securitizations.

GE Money revenues and net earnings increased 28% and 40%, respectively, in the first nine months of 2007. Revenues for the first nine months of 2007 included $0.3 billion from acquisitions. Revenues for the first nine months also increased $3.7 billion compared with the first nine months of 2006 as a result of organic revenue growth ($2.8 billion) and the weaker U.S. dollar ($0.9 billion). The increase in net earnings resulted primarily from higher securitizations ($0.4 billion), core growth ($0.4 billion), including growth in lower-taxed earnings from global operations and declines in fair value of retained interests in securitizations, and the weaker U.S. dollar ($0.1 billion).

(17)

GE Industrial

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues	$6,229	$6,256	$18,285	$18,696
Less portion of GE Industrial not included in GECS	(4,462)	(4,408)	(13,015)	(13,417)
Total revenues in GECS	$1,767	$1,848	$5,270	$5,279

Segment profit	$513	$485	$1,365	$1,307
Less portion of GE Industrial not included in GECS	(429)	(394)	(1,208)	(1,140)
Total segment profit in GECS	$84	$91	$157	$167

Revenues in GE
Consumer & Industrial	$3,323	$3,421	$9,825	$10,586
Enterprise Solutions(a)	2,656	2,577	7,662	7,399

Segment profit in GE
Consumer & Industrial	$251	$235	$784	$720
Enterprise Solutions(a)	287	238	640	576

(a)
During the third quarter of 2007, we began reporting a new sub-segment business, Enterprise Solutions, comprising Security, Sensing & Inspection, Fanuc, Digital Energy and, on an after-tax basis, certain Equipment Services’ businesses.

GE Industrial revenues were about the same as in the third quarter of 2006, as lower volume ($0.1 billion) was partially offset by the weaker U.S. dollar ($0.1 billion) at the industrial businesses in the segment. The decrease in volume was primarily at Consumer & Industrial reflecting the sale of GE Supply in the third quarter of 2006, partially offset by increases in volume at Enterprise Solutions.

Segment profit of $0.5 billion was 6% higher in the third quarter of 2007, as productivity ($0.1 billion), primarily at Consumer & Industrial, more than offset higher material and other costs ($0.1 billion), primarily at Consumer & Industrial.

GE Industrial revenues decreased 2% for the nine months ended September 30, 2007, as lower volume ($0.7 billion) was partially offset by the weaker U.S. dollar ($0.2 billion) and higher prices ($0.1 billion) at the industrial businesses in the segment. Volume decreases were primarily at Consumer & Industrial, reflecting the sale of GE Supply in the third quarter of 2006. The effects of the weaker U.S. dollar and price increases were primarily at Consumer & Industrial.

Segment profit rose 4% for the nine months ended September 30, 2007, as productivity ($0.3 billion) and higher prices ($0.1 billion), primarily at Consumer & Industrial, were substantially offset by higher material and other costs ($0.3 billion), primarily at Consumer & Industrial.

(18)

GE Infrastructure

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Revenues	$14,451	$12,113	$40,587	$33,578
Less portion of GE Infrastructure not
included in GECS	(12,424)	(10,478)	(35,354)	(29,255)
Total revenues in GECS	$2,027	$1,635	$5,233	$4,323

Segment profit	$2,615	$2,339	$7,386	$6,131
Less portion of GE Infrastructure not
included in GECS	(2,075)	(1,830)	(5,890)	(4,798)
Total segment profit in GECS	$540	$509	$1,496	$1,333

Revenues in GE
Aviation	$4,240	$3,133	$11,770	$9,430
Aviation Financial Services	1,134	1,075	3,471	2,990
Energy	5,205	5,078	15,067	13,360
Energy Financial Services	832	524	1,573	1,189
Oil & Gas	1,699	1,033	4,668	2,901
Transportation	1,109	1,017	3,344	3,041

Segment profit in GE
Aviation	$736	$689	$2,263	$2,044
Aviation Financial Services	256	261	910	777
Energy	823	761	2,407	1,877
Energy Financial Services	266	234	536	497
Oil & Gas	237	163	528	327
Transportation	253	196	684	565

GE Infrastructure revenues increased 19%, or $2.3 billion, in the third quarter of 2007 reflecting higher volume ($1.5 billion), higher prices ($0.3 billion) and the weaker U.S. dollar ($0.1 billion) at the industrial businesses of the segment. The increase in volume reflected increased equipment sales, services and acquisitions at Aviation and Oil & Gas. Higher prices were primarily at Energy and Aviation. Revenues also increased as a result of an acquisition at Energy Financial Services ($0.3 billion).

Segment profit rose 12%, or $0.3 billion, in the third quarter of 2007, as higher prices ($0.3 billion) and higher volume ($0.2 billion) were partially offset by higher material and other costs ($0.3 billion) at the industrial businesses of the segment. Volume increases were primarily at Aviation and Oil & Gas. Higher prices, as well as higher material and other costs, were primarily at Energy and Aviation.

GE Infrastructure revenues rose 21% to $40.6 billion for the nine months ended September 30, 2007, on higher volume ($5.1 billion), increased prices ($0.6 billion) and the weaker U.S. dollar ($0.4 billion) at the industrial businesses of the segment. The increase in volume reflected the effects of acquisitions at Aviation and Oil & Gas; increased sales of commercial engines and services at Aviation; and equipment at Energy and Transportation. Price increases were primarily at Energy and Aviation, while the effects of the weaker U.S. dollar were primarily at Oil & Gas and Energy. Revenues for the nine months also increased as a result of organic revenue growth ($0.4 billion), primarily related to gains on the sale of aircraft, and acquisitions ($0.1 billion) at Aviation Financial Services, and an acquisition ($0.3 billion) and organic revenue growth ($0.1 billion) at Energy Financial Services.

(19)

Segment profit for the first nine months of 2007 rose 20% to $7.4 billion, compared with $6.1 billion in 2006, as higher volume ($0.8 billion), higher prices ($0.6 billion) and productivity ($0.2 billion) were partially offset by higher material and other costs ($0.6 billion) at the industrial businesses of the segment. Volume increases were primarily at Aviation, Energy and Oil & Gas. The effects of higher prices were primarily at Energy and Aviation. We realized productivity improvements at Energy, Transportation and Water. Higher material and other costs were primarily at Aviation and Energy. Segment profit for the first nine months also increased as a result of core growth at Aviation Financial Services ($0.1 billion).

Discontinued Operations

	Three months ended September 30		Nine months ended September 30
(In millions)	2007	2006	2007	2006

Earnings (loss) in GECS from discontinued
operations, net of taxes	$(1,347)	$(9)	$(2,003)	$429

Discontinued operations comprise Lake; WMC; GE Life, our U.K.-based life insurance operation; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions) and most of its affiliates; and Genworth Financial Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the third quarter of 2007 reflected the estimated loss on the planned sales of Lake and WMC ($0.9 billion) and loss on operations at Lake and WMC ($0.4 billion).

Loss from discontinued operations, net of taxes, for the first nine months of 2007 reflected the loss on operations at Lake and WMC ($1.1 billion) and the estimated loss on the planned sales of Lake and WMC ($0.9 billion).

Loss from discontinued operations, net of taxes, for the third quarter of 2006 reflected adjustments related to Genworth ($0.1 billion), partially offset by earnings from operations at Lake and WMC ($0.1 billion).

Earnings from discontinued operations, net of taxes, for the first nine months of 2006 reflected earnings from operations at GE Insurance Solutions ($0.3 billion), and Lake and WMC ($0.3 billion); and gain on sale of our remaining 18% investment in Genworth ($0.2 billion), partially offset by the provision for estimated loss on sale of GE Life ($0.3 billion).

For additional information related to discontinued operations, see note 2.

(20)

B. Statement of Financial Position

Overview of Financial Position

Changes in our financial position resulted from the following:

•	During the third quarter of 2007, we have separately reported the assets and liabilities of Lake and WMC as discontinued operations for all periods presented.

•
During the first nine months of 2007, we completed the acquisitions of Sanyo Electric Credit Co., Ltd.; DISKO and ASL, the leasing businesses of KG Allgemeine Leasing GmbH & Co.; Trustreet Properties, Inc.; Dundee REIT; Crow Holdings; and a controlling interest in Regency Energy Partners LP.

•	The U.S. dollar was weaker at September 30, 2007, than at December 31, 2006, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders. We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of securities with unrealized losses at September 30, 2007, an insignificant amount was at risk of being charged to earnings in the next 12 months. Impairment losses were $0.1 billion for the first nine months of 2007, the same as 2006. Investments in retained interests decreased by $0.1 billion in the first nine months of 2007 reflecting declines in fair value accounted for in accordance with a new accounting standard, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 155, Accounting for Certain Hybrid Financial Instruments, that became effective at the beginning of 2007.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $365.6 billion at September 30, 2007, and $332.6 billion at December 31, 2006. The related allowance for losses was $4.0 billion at both September 30, 2007, and December 31, 2006, representing our best estimate of probable losses in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, increased $33.0 billion from December 31, 2006, primarily as a result of core growth ($50.1 billion), acquisitions ($10.7 billion) and the weaker U.S. dollar ($10.0 billion), partially offset by securitization and sales ($35.2 billion) and loans transferred to assets held for sale ($3.7 billion). Related nonearning receivables were $5.0 billion (1.4% of outstanding receivables) at September 30, 2007, compared with $4.8 billion (1.5% of outstanding receivables) at year-end 2006. Nonearning receivables excludes loans held for sale.

(21)

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

	Delinquency rates at
	9/30/07	(a)	12/31/06	9/30/06

GE Commercial Finance	1.35%		1.22%	1.33%
GE Money	5.24		5.21	5.33

(a)	Subject to update.

Stable delinquency rates at GE Commercial Finance over the periods reflected continued stable portfolio quality.

Delinquency rates at GE Money increased from December 31, 2006, to September 30, 2007, primarily as a result of higher delinquencies in our U.S. portfolio. The decrease from September 30, 2006, to September 30, 2007, primarily reflected continued improvement in portfolio quality in our U.K. businesses, partially offset by higher delinquencies in our U.S. portfolio.

C. Debt Instruments

During the first nine months of 2007, GECS and GECS affiliates issued $72 billion of senior, unsecured long-term debt and $3 billion of subordinated, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 16 other global markets. Maturities for these issuances ranged from one to 60 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue approximately $15 billion of additional long-term debt during the remainder of 2007, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

D. New Accounting Standard

We are required to adopt SFAS 157, Fair Value Measurements, on January 1, 2008. This standard establishes a new definition of fair value and provides a measurement framework that prioritizes market (observable) inputs, or assumptions based on hypothetical transactions in the absence of market inputs, over other sources of information relevant to determining fair value. The standard applies prospectively to new fair value measurements performed in reporting periods subsequent to the effective date.

We are evaluating the application of the standard for assets and liabilities that require fair value measurements. We are considering recent developments relevant to the standard’s application, including implementation issues being considered by the FASB’s recently formed valuation resource group and recent discussions by the FASB relating to the possible deferral of its effective date.

(22)

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Except as described below in Part II, Item 1 “Legal Proceedings,” there were no changes in our internal control over financial reporting during the period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As we have previously reported, since January 2005, the SEC staff has been conducting an investigation of the use of hedge accounting for derivatives by GE and General Electric Capital Corporation (GE Capital). Also as previously reported, the SEC requested information in connection with this investigation about other GE accounting policies and practices, including items related to revenue recognition. We are continuing to review our revenue recognition policies and procedures in cooperation with the previously reported investigation by the SEC.

GE reported in a Form 8-K filed October 12, 2007 that it had identified certain incorrect revenue recognition procedures and practices. GE has concluded that these procedures and practices resulted in revenue being recorded in incorrect periods.

•
For certain product sales, principally in the GE Healthcare, GE Infrastructure and GE Industrial segments, GE recorded revenues upon shipment before risk of loss from in-transit damage had been transferred to the customer. In connection with such product sales, GE failed to appropriately assess the accounting for transit risk of loss and transit insurance issues and to implement and monitor procedures to provide assurance that contract terms and customer accommodation practices complied with its revenue recognition policies.

•
In GE’s Aviation business, for certain long-term agreements that provide for product repair and maintenance services on GE-manufactured aircraft engines, GE’s accounting was incorrect with respect to the timing and amount of credits for certain used parts that were refurbished and reused or resold. GE’s associated routines and controls failed to prevent or detect these errors.

To assist in understanding the effects of the adjustments relating to these matters, which GE determined were immaterial, GE provided summary adjusted data in its report on Form 8-K filed on October 12, 2007, and GE is providing additional summary adjusted data for each of the fiscal quarters of 2005 in section C. of Exhibit 99 to its Form 10-Q. We also have reflected the adjustments for these items in prior-period financial information reported in this Form 10-Q, and will reflect appropriate adjustments for these items in the prior-period financial information reported in our 2007 annual report on Form 10-K. The aforementioned adjustments did not affect the Condensed Statement of Current and Retained Earnings or the Condensed Statement of Financial Position of General Electric Capital Services, Inc.

GE has reviewed its internal control over financial reporting with respect to these matters and has concluded the internal control deficiencies described above constitute significant deficiencies in its internal control over financial reporting, but do not (individually or in the aggregate) constitute a material weakness in GE's internal control.

(23)

GE has initiated a number of remedial actions and internal control enhancements and it is continuing to evaluate its internal control over financial reporting with respect to its revenue recognition policies and procedures.  During the period ended September 30, 2007, GE revised its accounting procedures for the matters discussed above.  In addition, GE is in the process of upgrading its resources in corporate accounting devoted to reviewing complex revenue recognition matters, and enhancing the procedures of its corporate accounting and internal audit departments for review of accounting for unusual transactions. GE is in the process of implementing changes to enhance and clarify its global accounting guidelines for revenue recognition and its related training programs, and to strengthen the procedures and increase the resources of its internal audit department.

Our internal review and the SEC investigation are continuing and we will address any additional issues as may be appropriate. Our management and GE’s audit committee continue to monitor the review closely, with the assistance of outside experts, and to discuss any issues that arise with the SEC staff as appropriate as part of our ongoing cooperation with the SEC investigation.

As previously disclosed, in August 2006, the New Jersey Department of Environmental Protections (DEP) issued an Administrative Order seeking a penalty of $142,000 for violations of the Clean Air Act at GECC’s Linden, New Jersey facility. The DEP alleged that emissions from the facility exceeded thresholds established in the site’s permit. GECC requested a hearing to contest the fine, and DEP offered to settle the matter for 50% of the proposed penalty. GECC agreed to this proposal and settled the matter on August 3, 2007, for a penalty of $71,000.

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

General Electric Capital Services, Inc. (Registrant)
November 2, 2007	/s/ Philip D. Ameen
Date	Philip D. Ameen Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(25)