Form 10-K
period 2007-12-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2008-02-20
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” ,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant as of the last business day of the registrant’s recently completed second fiscal quarter: None.

At February 19, 2008, 1,064 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company for the year ended December 31, 2007, are incorporated by reference into Part IV hereof.

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

We operate in three of GE’s operating segments described below. These operations are subject to a variety of regulations in their respective jurisdictions. Our services are offered primarily in North America, Europe and Asia.

Our principal executive offices are located at 3135 Easton Turnpike, Fairfield, CT, 06828-0001. At December 31, 2007, our employment totaled approximately 80,500.

Our financial information, including filings with the U.S. Securities and Exchange Commission (SEC), is available at www.ge.com/secreports. Copies are also available, without charge, from GE Corporate Investor Communications, 3135 Easton Turnpike, Fairfield, CT, 06828-0001. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room in Washington, D.C. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. References to our website addressed in this report are provided as a convenience and do not constitute, or should be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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

Operating Segments

For purposes of our segment discussions throughout this document, certain financial services businesses including Aviation Financial Services, Energy Financial Services and Transportation Finance are reported in the GE Infrastructure segment because GE Infrastructure actively manages such businesses and reports their results for internal performance measurement purposes. Although management’s approach to segments combines industrial businesses with financial services businesses, the financial services businesses will continue to be reported in the GECS financial statements. We will herein provide business descriptions for these specific financial services businesses. We will also continue our longstanding practice of providing supplemental information for certain businesses within the segments.

(3)

During the fourth quarter of 2007, we transferred the Equipment Services business from the GE Industrial segment to the GE Commercial Finance segment, where a portion of the business is reported in Capital Solutions.

GE Commercial Finance

GE Commercial Finance (47.5%, 50.1% and 49.4% of total GECS revenues in 2007, 2006 and 2005, respectively) offers a broad range of financial services worldwide. We have particular mid-market expertise and offer loans, leases and other financial services to customers, including manufacturers, distributors and end-users for a variety of equipment and major capital assets. These assets include industrial-related facilities and equipment; commercial and residential real estate; vehicles; corporate aircraft; and equipment used in many industries, including the construction, manufacturing, transportation, telecommunications and healthcare industries.

During 2007, we made a number of acquisitions, the most significant of which were Trustreet Properties, Inc., Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co., and Sanyo Electric Credit Co., Ltd.

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

Capital Solutions

Capital Solutions offers a broad range of financial services worldwide, and has particular mid-market expertise, offering loans, leases, inventory finance, transport solutions and other financial services to customers, including manufacturers, dealers and end-users for a variety of equipment and major capital assets. These assets include retail facilities; vehicles; corporate aircraft; and equipment used in many industries, including the construction, transportation, technology, and manufacturing industries.

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

(4)

are conducted for term securitization within one year; certain of our equity investments, including properties we acquire for investment, are sold under favorable market conditions. We invest in, and provide restructuring financing for, portfolios of mortgage loans, limited partnerships and tax-exempt bonds.

In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g., market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sales prices. Rental income generally approximates operating expenses, which include depreciation and amortization.

GE Money

GE Money (34.7%, 32.1% and 30.9% of total GECS revenues in 2007, 2006 and 2005, respectively) is a leading provider of financial services to consumers and retailers in over 50 countries around the world. We offer a full range of innovative financial products to suit customers’ needs. These products include private-label credit cards; personal loans; bank cards; auto loans and leases; mortgages; debt consolidation; home equity loans; corporate travel and purchasing cards; deposit and other savings products; small and medium enterprise lending; and credit insurance on a global basis. In September 2007, we committed to a plan to sell our Japanese personal loan business (Lake) and in December 2007, we sold our U.S. mortgage business (WMC).

In 2007, as part of our continued global expansion, we made a number of acquisitions, the most significant of which was a 33% stake in Bank of Ayudhya and private label credit card portfolios of Chevron and Lowe’s.

Our operations are subject to a variety of bank and consumer protection regulations. Further, a number of countries have ceilings on rates chargeable to consumers in financial service transactions. We are subject to competition from various types of financial institutions including commercial banks, leasing companies, consumer loan companies, independent finance companies, manufacturers’ captive finance companies, and insurance companies. Industry participants compete on the basis of price, servicing capability, promotional marketing, risk management, and cross selling. The markets in which we operate are also subject to the risks from fluctuations in retail sales, interest and currency exchange rates, and the consumer’s capacity to repay debt.

Our headquarters are currently in Stamford, Connecticut and our operations are located in North America, South America, Europe, Australia and Asia. In February 2008, we announced that we will move our headquarters to London, England.

For further information about revenues, segment profit and total assets for GE Money, see the Segment Operations section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 17.

GE Infrastructure

GE Infrastructure (10.0%, 9.8% and 9.1% of total GECS revenues in 2007, 2006 and 2005, respectively) is one of the world’s leading providers of essential technologies to developed, developing and emerging countries. Through products and services in aviation, energy, oil and gas, transportation, and water and process technologies, GE is helping to develop the infrastructure of countries all over the world. GE Infrastructure also provides aviation financing as well as energy and water investing, lending and leasing.

Our operations are located in North America, Europe, Asia and South America.

(5)

For further information about revenues and segment profit for GE Infrastructure, see the Segment Operations section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 17.

Aviation Financial Services

Aviation Financial Services is a global commercial aviation financial services business that offers a broad range of financial products to airlines, aircraft operators, owners, lenders, investors and airport developers. Financial products include leases, aircraft purchasing and trading, loans, engine/spare parts financing, fleet planning and financial advisory services. We operate in a highly competitive environment. Our competitors include aircraft manufacturers, banks, financial institutions, and other finance and leasing companies. Competition is based on lease rates and terms, as well as aircraft delivery dates, condition and availability.

Energy Financial Services

Energy Financial Services offers structured equity, debt, leasing, partnership financing, project finance and broad-based commercial finance to the global energy and water industries and invests in operating assets in these industries. During 2007, we acquired a controlling interest in Regency Energy Partners LP, a midstream master limited partnership engaged in the gathering, processing, transporting and marketing of natural gas and gas liquids. We operate in a highly competitive environment. Our competitors include banks, financial institutions, energy and water companies, and other finance and leasing companies. Competition is primarily based on price, that is interest rates and fees, as well as deal structure and terms. As we compete globally, our success is sensitive to the economic and political environment of each country in which we do business.

Discontinued Operations

Discontinued operations includes the results of Lake; WMC; GE Life, our U.K.-based life insurance operation; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions); and Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations.

For further information about Discontinued Operations, see the Segment Operations section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and note 2.

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

(6)

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

Our businesses routinely encounter and address risks, some of which will cause our future results to be different – sometimes materially different – than we presently anticipate. Discussion about important operational risks that our businesses encounter can be found in the MD&A section and in the business descriptions included in Item 1. Business of this Form 10-K. Below, we have described certain important strategic risks. Our reactions to material future developments as well as our competitors’ reactions to those developments will determine our future results.

(7)

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

Our credit ratings are important to our cost of capital

The major debt agencies routinely evaluate our debt and have given their highest debt ratings to us. This evaluation is based upon a number of factors, which include financial strength, as well as transparency with rating agencies and timeliness of financial reporting. One of our strategic objectives is to maintain our “Triple A” ratings as they serve to lower our borrowing costs and facilitate our access to a variety of lenders. Failure to maintain our Triple A debt ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

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

We are subject to a wide variety of laws and regulations

Our businesses are subject to regulation by U.S. federal and state laws and foreign laws, regulations and policies. Changes to laws or regulations may even require us to modify our business objectives if existing practices become more restricted, subject to escalating costs or prohibited outright. Particular risks include regulatory risks arising from local laws, such as laws that reduce the allowable lending rate or limit consumer borrowing, from local liquidity regulations that may increase the risks of not being able to retrieve assets, and changes to tax law that may affect our return on investments. For example, our effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, which is scheduled to expire at the end of 2008, has been scheduled to expire on four previous occasions, and each time it has been extended by Congress. If this provision is not extended, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. Our businesses and the industries in which we operate are also at times

(8)

being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages.

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

Item 3. Legal Proceedings.

As previously reported, in January 2005 the staff of the U.S. Securities and Exchange Commission (SEC) informed us that it had commenced an investigation and requested certain documents and information with respect to the use of hedge accounting for derivatives by GE and GE Capital. In August 2005 the SEC staff advised GE that the SEC had issued a formal order of investigation in the matter. The SEC staff has taken testimony in this matter and has requested information about other GE accounting policies and practices, including items related to revenue recognition.

In connection with the SEC’s investigation, GE is conducting an internal review of revenue recognition matters. GE’s review has been thorough and extensive, continuing for more than a year, and has been conducted using substantial internal and external resources. These resources have included extensive redeployment of GE’s 430 person audit staff to focus on this review; substantial time and resources of GE’s controllership and finance organizations and GE’s internal legal organization; accounting and expert support from our auditor, KPMG; and extensive resources from outside legal counsel and accounting expertise, who have advised GE and its audit committee. GE has regularly reported results of the review to the SEC staff as conclusions have been reached and in cases where errors have been identified, GE has publicly disclosed them in its filings with the SEC.

In a Form 8-K filed January 18, 2008, GE reported that it had determined that it made an error in the manner in which it changed its accounting for profits on certain aftermarket spare parts. As GE reported, under long-term product services agreements, GE provides repair and maintenance for installed products, including spare parts. GE recognizes revenue and profits over the contract period in proportion to GE’s contract costs. An element of its contract costs is the cost of spare parts. Before January 1, 2002, GE’s Aviation business accounted for the profits on spare parts installed pursuant to long-term product service agreements either in its spare parts unit or in its revenue recognition model for commercial engines. Effective January 1, 2002, with the concurrence of KPMG, GE changed its accounting for spare parts in two ways that largely offset: to exclude all spare parts from the model for engine

(9)

sales and to include margin in long-term services agreements to the extent spare parts are associated with such agreements.

In making this change, GE changed its estimate of the unperformed portions of long-term product services agreements to use its cost instead of catalogue list price. GE has determined that because it did not also re-compute its pre-2002 spare parts costs on the same basis, it overestimated the percentage of completion of affected agreements and underestimated the related contract profit rates, an error that resulted in accelerating revenues and profits attributable to such agreements in 2002 and understating revenues and profits in some future periods. Similar adjustments in the accounting method for estimating the cost of spare parts installed pursuant to long-term services agreements were made by Aviation in 2003 with respect to spare parts manufactured by a joint venture partner and in GE’s Energy business in 2006. GE also reported that it had determined that for periods prior to 2004, it made an error in its application and description of appropriate revenue measurement principles in certain Infrastructure businesses. GE’s associated routines and controls failed to prevent or detect these errors.

GE and its audit committee, with the assistance of the committee’s independent counsel, have evaluated the circumstances surrounding and the effect on its previously reported financial statements of the items reported in its January 18, 2008 Form 8-K, and have determined that the adjustments relating to these items, both individually and together with the adjustments for the errors identified in its Form 10-Qs filed on July 27, 2007 and November 2, 2007, are not material to its financial statements and have determined that restatement of its prior period financial statements is not required. GE has included the adjustments for these items in prior period financial information reported in its Form 10-K.

GE also has considered these matters in context of its review of its internal control over financial reporting and has concluded that the internal control deficiencies implicated by the items identified above constitute significant deficiencies in its internal control over financial reporting, but do not (individually or in the aggregate with other identified deficiencies) constitute a material weakness in GE’s internal control.

GE and its audit committee take these internal control matters very seriously and are committed to continuing to improve its internal control processes and procedures. In response to these matters, GE and its audit committee have been actively engaged in the planning and implementation of remediation efforts to address the identified deficiencies in its internal controls with respect to its revenue recognition policies and procedures, and to enhance its overall control environment. GE has already undertaken, and is continuing to implement, a number of remedial actions and internal control enhancements:

•	Strengthening its expertise and technical controllership resources in corporate accounting and its internal audit staff devoted to complex accounting matters;

•	Implementing improved procedures for its corporate accounting and internal audit staff for review of accounting for unusual transactions;

•	Enhancing its operational controllership resources, structure and processes to oversee GE businesses to better ensure controllership policies are fully executed;

•	Enhancing and clarifying its global accounting policies and procedures for revenue recognition and its related training programs and communication;

(10)

•
Improving the processes and procedures around documentation of critical accounting areas and judgments and accounting changes, and enhancing communication of these matters to senior management and GE’s audit committee;

•	Continuing to stress leadership communication about integrity, accuracy and transparency; and

•
Evaluating responsibility, where errors have occurred, with respect to the employees involved in the transactions related to such errors and making appropriate personnel determinations based on such evaluations.

GE and GE Capital continue to cooperate with the ongoing SEC investigation and to discuss the investigation and issues arising in that investigation and our internal review with the SEC staff with a goal of completing our review and resolving these matters as soon as practicable. Senior management and GE’s audit committee are monitoring the review closely with the assistance of outside counsel and accounting experts. We and GE’s audit committee are committed to addressing issues that arise and to providing transparent disclosure to our investors concerning these matters.

The Antitrust Division of the Department of Justice (DOJ) and the SEC are continuing to conduct an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of GE Capital received subpoenas in 2006: GE Funding CMS (Trinity Funding Co.) received a subpoena from the DOJ requesting documents and GE Funding Capital Market Services, Inc. received a subpoena from the SEC that requests similar information about Trinity Funding Company, LLC. The Company is cooperating fully with the SEC and DOJ in this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required by this form.

(11)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

See note 15 to the consolidated financial statements. Our common stock is owned entirely by GE and an affiliate and, therefore, there is no trading market in such stock.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our financial statements and the related Notes to Consolidated Financial Statements.

(In millions)	2007	2006	2005	2004	2003

Revenues	$72,186	$61,626	$55,207	$50,682	$41,795
Earnings from continuing operations
before accounting changes	12,428	10,255	9,004	7,661	5,871
Earnings (loss) from discontinued operations,
net of taxes	(2,127)	403	(1,427)	1,067	2,442
Earnings before accounting changes	10,301	10,658	7,577	8,728	8,313
Net earnings	10,301	10,658	7,577	8,728	7,974
Shareowner’s equity	57,676	54,097	50,812	54,379	45,790
Short-term borrowings	192,421	173,313	157,664	154,280	153,733
Long-term borrowings	308,504	252,953	204,382	201,190	162,829
Return on average shareowner’s equity(a)	22.4%	21.9%	19.1%	16.7%	14.5%
GECS ratio of earnings to fixed charges	1.59	1.64	1.71	1.83	1.70
GECC ratio of debt to equity	8.10:1	7.52:1	7.09:1	6.45:1	6.62:1
Financing receivables – net	$385,604	$328,589	$281,686	$275,798	$241,569
Total assets	646,139	564,668	540,584	618,614	554,877

(a)
Represents earnings from continuing operations before accounting changes divided by average total shareowner’s equity, excluding effects of discontinued operations (on an annual basis, calculated using a five-point average). Average total shareowner’s equity, excluding effects of discontinued operations, as of the end of each of the years in the five-year period ended December 31, 2007, is described in the Supplemental Information section.

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

We present Management’s Discussion of Operations in four parts: Overview of Our Earnings from 2005 through 2007, Global Risk Management, Segment Operations and Geographic Operations. Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our consolidated financial statements relates to continuing operations unless otherwise indicated.

(12)

Overview of Our Earnings from 2005 through 2007

Our results for the last three years reflect our strategy to strengthen our position as a worldwide growth company operating in diverse industries in which we maintain strong market-leader positions. During these three years, we increased revenues through organic growth and reallocated resources from nonstrategic operations to businesses that provide higher returns. As a result, over the last three years our revenues grew 31% and earnings, 38%. At December 31, 2007, we owned 1,479 commercial aircraft, of which all but five were on lease, and we held $20.0 billion (list price) of multiple-year orders for various Boeing, Airbus and other aircraft, including 75 aircraft ($5.1 billion list price) scheduled for delivery in 2008, all under agreement to commence operations with commercial airline customers. Emerging markets continued to provide us opportunities to grow as evidenced by a 57% increase in global revenues during this period. We also experienced a weaker U.S. dollar and rising energy cost during this period.

Our debt continues to receive the highest ratings of the major rating agencies and has allowed us to consistently fund our operations in an efficient manner even through this difficult credit environment.

The information that follows will show how our global diversification and risk management strategies have helped us to grow revenues and earnings. We also believe that the disposition of our less strategic businesses, our restructuring actions and our investment in businesses with strong growth potential position us well for the future.

GE Commercial Finance (49% and 50% of total three-year revenues and total segment profit, respectively) is a large, profitable growth business in which we continue to invest with confidence. In a competitive environment, this business grew earnings by $0.7 billion and $0.8 billion in 2007 and 2006, respectively, and has delivered strong results through solid core growth, disciplined risk management and successful acquisitions. The most significant acquisitions affecting GE Commercial Finance results in 2007 were the custom fleet business of National Australia Bank Ltd.; Sanyo Electric Credit Co., Ltd.; and Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. These acquisitions collectively contributed $1.4 billion and $0.2 billion to 2007 revenues and net earnings, respectively. During the first half of 2007, GE Commercial Finance faced margin compression as a decline in market risk premiums for new financing opportunities outpaced the decline in cost of our investment grade debt. In the second half of 2007, GE Commercial Finance was able to capitalize on markets in transition, using its size, liquidity and financial flexibility for opportunistic originations, taking advantage of the liquidity conditions with which certain competitors contended. GE Commercial Finance is well positioned for growth in 2008 and beyond.

GE Money (33% and 32% of total three-year revenues and total segment profit, respectively) continues to succeed despite the slowing U.S. economy, tightening credit conditions and limited liquidity. GE Money grew earnings by $1.0 billion and $0.7 billion in 2007 and 2006, respectively, and has delivered strong results through solid core growth, disciplined risk management and successful acquisitions. In mid-2007, as a result of pressures in the U.S. subprime mortgage industry, GE Money decided to sell its U.S. mortgage business (WMC). This liquidity-challenged environment in which GE Money operates continues to cause issues for some of its U.S. customers, and U.S. delinquencies increased in 2007. In response, GE Money tightened underwriting standards related to the U.S. consumer. GE Money will continue its process of regularly reviewing and adjusting reserve levels in response to when it is probable that losses have been incurred in the portfolio.

Overall, acquisitions contributed $3.6 billion, $2.0 billion and $2.8 billion to total revenues in 2007, 2006 and 2005, respectively. Our earnings included approximately $0.2 billion, $0.3 billion and $0.3 billion in 2007, 2006 and 2005, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues

(13)

and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our ongoing results through lower revenues of $2.8 billion, $0.5 billion and $1.4 billion in 2007, 2006 and 2005, respectively. This resulted in lower earnings of $0.1 billion in 2007 and 2006, compared with $0.4 billion in 2005.

Significant matters relating to our Statement of Earnings are explained below.

Discontinued Operations

In December 2007, we completed the exit of WMC as a result of continued pressures in the U.S. subprime mortgage industry. In September 2007, we committed to a plan to sell our Japanese personal loan business (Lake). We made the decision to sell this business upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. We are actively pursuing a buyer and expect to complete the sale of this business by the end of the third quarter of 2008. Both of these businesses were previously reported in the GE Money segment.

In 2006, we substantially completed our planned exit of the insurance businesses through the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions Corporation (GE Insurance Solutions) and the sale of GE Life, our U.K.-based life insurance operation, to Swiss Reinsurance Company (Swiss Re), and the sale, through a secondary public offering, of our remaining 18% investment in Genworth Financial, Inc. (Genworth), our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations.

We reported the businesses described above as discontinued operations for all periods presented.

Interest on borrowings amounted to $22.7 billion, $17.9 billion and $14.0 billion in 2007, 2006 and 2005, respectively. Changes over the three-year period reflected increased average borrowings and increased interest rates attributable to rising credit spreads in line with general market conditions. Our average borrowings were $456.4 billion, $389.0 billion and $346.1 billion in 2007, 2006 and 2005, respectively. Our average composite effective interest rate was 5.0% in 2007, 4.6% in 2006 and 4.1% in 2005. Proceeds of these borrowings were used in part to finance asset growth and acquisitions. In 2007, our average assets of $591.1 billion were 17% higher than in 2006, which in turn were 9% higher than in 2005. See the Financial Resources and Liquidity section for a discussion of interest rate risk management.

Income taxes are a significant cost. As a global commercial enterprise, our tax rates are affected by many factors, including our global mix of earnings, legislation, acquisitions, dispositions and tax characteristics of our income. Our tax returns are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions.

Our effective tax rate was 9.7% in 2007, compared with 12.0% in 2006 and 11.3% in 2005. Our income tax rate decreased from 2006 to 2007 as the tax benefit on the disposition of our investment in SES and growth in lower-taxed global earnings, which decreased our effective tax rate 4.0 and 1.2 percentage points, respectively, were partially offset by higher net tax expense related to U.S. and non-U.S. audit activity and from the absence of the 2006 benefit of the reorganization, discussed below, of our aircraft leasing business which increased the rate 1.6 and 1.1 percentage points, respectively.

Our rate increased from 2005 to 2006 as increased benefits from growth in lower-taxed earnings from global operations was more than offset by a smaller benefit on the reorganization of our aircraft leasing business.

(14)

The increased benefits from lower-taxed earnings from global operations (1.1 percentage points) and the lower benefits on the reorganization of our aircraft leasing business (2.1 percentage points) are included in the line, “Tax on global activities including exports” in note 13.

As a result of the repeal of the extraterritorial income (ETI) taxing regime as part of the American Jobs Creation Act of 2004 (the Act), our aircraft leasing business no longer qualifies for a reduced U.S. tax rate. However, the Act also extended to aircraft leasing the U.S. tax deferral benefits that were already available to other GE non-U.S. active operations. These legislative changes, coupled with a reorganization of our aircraft leasing business and a favorable Irish ruling, decreased our effective tax rate 1.1 percentage points in 2006, compared with 3.2 percentage points in 2005.

Global Risk Management

A disciplined approach to risk is important in a diversified organization such as ours in order to ensure that we are executing according to our strategic objectives and that we only accept risk for which we are adequately compensated. It is necessary for us to manage risk at the individual transaction level, and to consider aggregate risk at the customer, industry, geographic and collateral-type levels, where appropriate.

Our Board of Directors oversees the risk management process, and approves all significant acquisitions and dispositions as well as borrowings and investments. All participants in the risk management process must comply with approval limits established by the Board.

The Chief Risk Officer is responsible, with the Corporate Risk Function, for establishing standards for the measurement, reporting and limiting of risk; for managing and evaluating risk managers; for approving risk management policies; and for reviewing major risk exposures and concentrations across the organization. Our Corporate Risk Function analyzes certain business risks and assesses them in relation to aggregate risk appetite and approval limits set by our Board of Directors.

Threshold responsibility for identifying, quantifying and mitigating risks is assigned to our individual businesses. We employ proprietary analytic models to allocate capital to our financing activities, to identify the primary sources of risk and to measure the amount of risk we will take for each product line. This approach allows us to develop early signals that monitor changes in risk affecting portfolio performance and actively manage the portfolio. Other corporate functions such as Financial Planning and Analysis, Treasury, Legal and our Corporate Audit Staff support business-level risk management. Businesses that, for example, hedge financial risk with derivative financial instruments must do so using our centrally managed Treasury function, providing assurance that the business strategy complies with our corporate policies and achieves economies of scale. We review risks periodically with business-level risk managers, senior management and our Board of Directors.

We employ about 19,000 dedicated risk professionals, including 11,500 involved in collection activities and 500 specialized asset managers who evaluate leased asset residuals and remarket off-lease equipment.

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

(15)

•
Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. We face credit risk in our investing, lending and leasing activities (see the Financial Resources and Liquidity and Critical Accounting Estimates sections and notes 1, 5, 6, 7 and 20) and derivative financial instruments activities (see note 18).

•
Market risk is the potential loss in value of investment and other asset and liability portfolios, including financial instruments and residual values of leased assets. This risk is caused by changes in market variables, such as interest and currency exchange rates and equity and commodity prices. We are exposed to market risk in the normal course of our business operations as a result of our ongoing investing and funding activities. Additional information can be found in the Financial Resources and Liquidity section and in notes 5, 6, 8 and 18.

Other risks include natural disasters, availability of necessary materials, guarantees of product performance and business interruption. These types of risks are often insurable, and success in managing these risks is ultimately determined by the balance between the level of risk retained or assumed and the cost of transferring risk to others.

Segment Operations

Operating segments comprise our three businesses focused on the broad markets they serve: GE Commercial Finance, GE Money and GE Infrastructure. For segment reporting purposes, certain financial services businesses including Aviation Financial Services, Energy Financial Services and Transportation Finance are reported in the GE Infrastructure segment because GE Infrastructure actively manages such businesses and reports their results for internal performance measurement purposes.

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

The Chief Executive Officer allocates resources to, and assesses the performance of operations at the consolidated GE-level. GECS operations are a portion of those segments. We present below in their entirety the three GE segments that include financial services operations. We also provide a one-line reconciliation to GECS-only results to eliminate GE businesses that are not financial services businesses. In addition to providing information on GE segments in their entirety, we have also provided supplemental information for certain businesses within the GE segments. Our Chief Executive Officer does not separately assess the performance of, or allocate resources among, these product lines.

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

(16)

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for GE Healthcare, GE NBC Universal, GE Industrial and the industrial businesses of the GE Infrastructure segment; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Commercial Finance, GE Money, and the financial services businesses of the GE Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

We have reclassified certain prior-period amounts to conform to the current period’s presentation. For additional information about our segments, see Item 1, Business and note 17.

Summary of Operating Segments

(In millions)	2007	2006	2005

Revenues
GE Commercial Finance(a)	$34,288	$30,853	$27,273
GE Money	25,019	19,783	17,072
GE Infrastructure	57,925	46,965	41,695
Total segment revenues	117,232	97,601	86,040
GECS corporate items and eliminations(b)	5,635	4,973	5,818
Total revenues	122,867	102,574	91,858
Less portion of GE revenues not included in GECS	(50,681)	(40,948)	(36,651)
Total revenues in GECS	$72,186	$61,626	$55,207

Segment profit
GE Commercial Finance(a)	$6,039	$5,297	$4,487
GE Money	4,280	3,267	2,527
GE Infrastructure	10,810	8,848	7,711
Total segment profit	21,129	17,412	14,725
GECS corporate items and eliminations(b)(c)	174	(178)	515
Less portion of GE segment profit not included in GECS	(8,875)	(6,979)	(6,236)
Earnings in GECS from continuing operations	12,428	10,255	9,004
Earnings (loss) in GECS from discontinued operations, net of taxes	(2,127)	403	(1,427)
Total net earnings in GECS	$10,301	$10,658	$7,577

(a)
During the fourth quarter of 2007, we transferred the Equipment Services business from the GE Industrial segment to the GE Commercial Finance segment, where a portion of the business is reported in Capital Solutions.

(b)	Included the gain on sale of Swiss Re common stock $0.6 billion pre tax ($0.3 billion after tax) in 2007.
(c)	Included restructuring and other charges for 2007 of $0.4 billion related to GE Commercial Finance ($0.3 billion), primarily business exits and GE Money ($0.1 billion), primarily portfolio exits.

See accompanying notes to consolidated financial statements.

(17)

GE Commercial Finance

(In millions)	2007	2006	2005

Revenues	$34,288	$30,853	$27,273

Segment profit	$6,039	$5,297	$4,487

December 31 (In millions)	2007	2006

Total assets	$310,412	$252,901

(In millions)	2007	2006	2005

Revenues in GE
Capital Solutions	$14,354	$14,169	$13,162
Real Estate	7,021	5,020	3,492

Segment profit in GE
Capital Solutions	$1,889	$1,789	$1,522
Real Estate	2,285	1,841	1,282

December 31 (In millions)	2007	2006

Assets in GE
Capital Solutions	$122,527	$100,882
Real Estate	79,285	53,786

GE Commercial Finance 2007 revenues and net earnings increased 11% and 14%, respectively, compared with 2006. Revenues in 2007 and 2006 included $2.4 billion and $0.1 billion from acquisitions, respectively, and in 2007 were reduced by $2.7 billion as a result of dispositions. Revenues in 2007 also increased $3.7 billion as a result of organic revenue growth ($2.7 billion) and the weaker U.S. dollar ($1.0 billion). The increase in net earnings resulted from core growth ($0.5 billion), acquisitions ($0.2 billion), the weaker U.S. dollar ($0.1 billion), and investment income ($0.1 billion), partially offset by dispositions ($0.1 billion) and lower securitization income ($0.1 billion). Core growth included $0.5 billion representing the total year’s tax benefit on the disposition of our investment in SES, partially offset by $0.2 billion of higher credit losses and $0.1 billion in charges related to mark-to-market adjustments to loans held-for-sale. Investment income included higher SES gains ($0.1 billion) offset by impairments of securitization retained interests ($0.1 billion).

Real Estate assets at December 31, 2007, increased $25.5 billion, or 47%, from December 31, 2006, of which $12.6 billion was real estate investments, also up 47%. Real Estate net earnings increased 24% compared with 2006, primarily as a result of a $0.5 billion increase in net earnings from sales of real estate investments.

GE Commercial Finance 2006 revenues and net earnings increased 13% and 18%, respectively, compared with 2005. Revenues in 2006 and 2005 included $1.2 billion and $0.1 billion from acquisitions, respectively, and in 2006 were reduced by $0.1 billion as a result of dispositions. Revenues in 2006 also increased as a result of organic revenue growth ($2.5 billion) and the second quarter 2006 consolidation of GE SeaCo, an entity previously accounted for using the equity method ($0.2 billion). The increase in net earnings resulted from core growth ($0.7 billion), including growth in lower-taxed earnings from global operations, and acquisitions ($0.1 billion).

(18)

Real Estate assets at December 31, 2006, increased $18.5 billion, or 52%, from December 31, 2005, of which $12.4 billion was real estate investments, up 76%. Real Estate net earnings increased 44% compared with 2005, primarily as a result of a $0.6 billion increase in net earnings from real estate investments.

GE Money

(In millions)	2007	2006	2005

Revenues	$25,019	$19,783	$17,072

Segment profit	$4,280	$3,267	$2,527

December 31 (In millions)	2007	2006

Total assets	$210,952	$179,284

GE Money 2007 revenues and net earnings increased 26% and 31%, respectively, compared with 2006. Revenues in 2007 included $0.4 billion from acquisitions. Revenues in 2007 also increased $4.8 billion as a result of organic revenue growth ($3.5 billion) and the weaker U.S. dollar ($1.4 billion). The increase in net earnings resulted primarily from core growth ($0.4 billion), higher securitization income ($0.4 billion) and the weaker U.S. dollar ($0.2 billion). Core growth included growth in lower-taxed earnings from global operations ($0.4 billion) and the sale of part of our Garanti investment ($0.2 billion), partially offset by declines in fair value of retained interests in securitizations ($0.1 billion) and lower results in the U.S. reflecting the effects of higher delinquencies.

GE Money 2006 revenues and net earnings increased 16% and 29%, respectively, compared with 2005. Revenues in 2006 included $0.9 billion from acquisitions. Revenues in 2006 also increased $1.8 billion as a result of organic revenue growth. The increase in net earnings resulted primarily from core growth ($0.5 billion), including growth in lower-taxed earnings from global operations, acquisitions ($0.2 billion) and higher securitizations ($0.1 billion).

(19)

GE Infrastructure

(In millions)	2007	2006	2005

Revenues	$57,925	$46,965	$41,695
Less portion of GE Infrastructure not included in GECS	(50,681)	(40,948)	(36,651)
Total revenues in GECS	$7,244	$6,017	$5,044

Segment profit	$10,810	$8,848	$7,711
Less portion of GE Infrastructure not included in GECS	(8,875)	(6,979)	(6,236)
Total segment profit in GECS	$1,935	$1,869	$1,475

Revenues in GE
Aviation	$16,819	$13,017	$11,826
Aviation Financial Services	4,605	4,177	3,504
Energy	21,825	18,793	16,501
Energy Financial Services	2,405	1,664	1,349
Oil & Gas	6,849	4,340	3,598
Transportation	4,523	4,159	3,577

Segment profit in GE
Aviation	$3,222	$2,802	$2,525
Aviation Financial Services	1,155	1,108	764
Energy	3,824	2,906	2,662
Energy Financial Services	724	695	646
Oil & Gas	860	548	411
Transportation	936	774	524

GE Infrastructure revenues rose 23%, or $11.0 billion, in 2007 on higher volume ($7.9 billion), higher prices ($1.1 billion) and the effects of the weaker U.S. dollar ($0.8 billion) at the industrial businesses in the segment. The increase in volume reflected the effects of acquisitions at Aviation and Oil & Gas and increased sales of commercial engines and services at Aviation, thermal and wind equipment at Energy, and equipment and services at Oil & Gas and Transportation. The increase in price was primarily at Energy and Aviation, while the effects of the weaker U.S. dollar were primarily at Oil & Gas and Energy. Revenues also increased as a result of acquisitions ($0.7 billion) and organic revenue growth ($0.6 billion), primarily at Energy Financial Services and Aviation Financial Services.

Segment profit rose 22% to $10.8 billion in 2007, compared with $8.8 billion in 2006, as higher volume ($1.3 billion), higher prices ($1.1 billion), productivity ($0.1 billion), the effects of the weaker U.S. dollar ($0.1 billion) and higher sales of minority interests in engine programs ($0.1 billion) more than offset the effects of higher material and other costs ($0.9 billion) at the industrial businesses in the segment. The increase in volume primarily related to Aviation, Energy and Oil & Gas. Segment profit from the financial services businesses increased $0.1 billion, primarily as a result of core growth at Aviation Financial Services.

GE Infrastructure revenues rose 13%, or $5.3 billion, in 2006 on higher volume ($4.4 billion), higher prices ($0.3 billion) and the effects of late 2006 weakening of the U.S. dollar ($0.1 billion) at the industrial businesses in the segment. The increase in volume reflected increased sales of power generation equipment at Energy, commercial and military services and commercial engines at Aviation, equipment at Oil & Gas, and locomotives at Transportation. The increase in price was primarily at Energy and Transportation. Revenues also increased as a result of organic revenue growth at Aviation Financial Services ($0.7 billion) and Energy Financial Services ($0.3

(20)

billion). Intra-segment revenues, which increased $0.5 billion, were eliminated from total GE Infrastructure revenues.

Segment profit rose 15% to $8.8 billion in 2006, compared with $7.7 billion in 2005, as higher volume ($0.6 billion), higher prices ($0.3 billion) and productivity ($0.3 billion) more than offset the effects of higher material and other costs ($0.4 billion) at the industrial businesses in the segment. The increase in volume primarily related to Aviation, Energy, Transportation and Oil & Gas. Segment profit from the financial services businesses increased as a result of core growth at Aviation Financial Services ($0.3 billion), including growth in lower-taxed earnings from global operations that were more than offset by lower one-time benefits from our aircraft leasing business reorganization, and core growth at Energy Financial Services.

GE Infrastructure orders were $64.4 billion in 2007, up from $51.0 billion in 2006. The $58.5 billion total backlog at year-end 2007 comprised unfilled product orders of $44.4 billion (of which 61% was scheduled for delivery in 2008) and product services orders of $14.1 billion scheduled for 2008 delivery. Comparable December 31, 2006, total backlog was $39.2 billion, of which $27.0 billion was for unfilled product orders and $12.2 billion, for product services orders.

Discontinued Operations

(In millions)	2007	2006	2005

Earnings (loss) in GECS from discontinued operations, net of taxes	$(2,127)	$403	$(1,427)

Discontinued operations comprised Lake; WMC; the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions and most of its affiliates; GE Life, our U.K.-based life insurance operation; and Genworth, our formerly wholly-owned subsidiary that conducted most of our consumer insurance business, including life and mortgage insurance operations. Results of these businesses are reported as discontinued operations for all periods presented.

In December 2007, we completed the sale of our WMC business for $0.1 billion in cash, recognizing an after-tax loss of $0.1 billion. In connection with the transaction, certain contractual obligations and potential liabilities related to previously sold loans were retained.

In September 2007, we committed to a plan to sell our Lake business. In connection with this exit, we recorded an after-tax loss of $0.9 billion, which represents the difference between the net book value of our Lake business and the projected sale price.

Loss from discontinued operations, net of taxes, in 2007 was $2.1 billion, reflecting a loss from operations at WMC ($0.9 billion), an estimated after-tax loss on the planned sale of Lake ($0.9 billion), a loss from operations at Lake ($0.3 billion), and an after-tax loss on sale of our WMC business ($0.1 billion), partially offset by a tax adjustment related to the 2004 initial public offering of Genworth ($0.1 billion).

Earnings from discontinued operations, net of taxes, in 2006 were $0.4 billion, reflecting earnings at Lake and WMC ($0.2 billion), Genworth ($0.2 billion) and GE Insurance Solutions ($0.1 billion), partially offset by a loss at GE Life ($0.2 billion).

(21)

Loss from discontinued operations, net of taxes, in 2005 was $1.4 billion, reflecting a loss at GE Insurance Solutions ($2.8 billion), partially offset by earnings at Genworth ($0.9 billion) and Lake and WMC ($0.5 billion).

For additional information related to discontinued operations, see note 2.

Geographic Operations

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

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, U.S. is presented separately from the remainder of the Americas. We classify certain operations that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

Global revenues rose 32% to $36.7 billion in 2007, compared with $27.8 billion and $23.4 billion in 2006 and 2005, respectively. Global revenues as a percentage of total revenues were 51% in 2007, compared with 45% and 42% in 2006 and 2005, respectively. The effects of currency fluctuations on reported results were to increase revenues by $2.3 billion and $0.6 billion in 2007 and 2005, respectively, compared with a decrease of $0.1 billion in 2006.

Revenues in the Middle East and Africa grew 32% in 2007, primarily as a result of organic revenue growth at GE Infrastructure. Revenues grew 35% in the Pacific Basin, 30% in Europe and 23% in the Americas in 2007, primarily as a result of organic revenue growth, acquisitions and the effects of the weaker U.S. dollar, primarily at GE Commercial Finance and GE Money.

Our global assets on a continuing basis of $363.6 billion at the end of 2007 were 21% higher than at the end of 2006, reflecting core growth, acquisitions and the effects of the weaker U.S. dollar in Europe, the Pacific Basin and the Americas, primarily at GE Commercial Finance and GE Money.

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

(22)

Overview of Financial Position

Major changes in our financial position resulted from the following:

•
During 2007, we separately reported the assets and liabilities of Lake and WMC as discontinued operations for all periods presented. As of December 31, 2007, we have completed the sale of WMC, reducing assets and liabilities of discontinued operations by $4.5 billion and $0.1 billion, respectively.

•
During 2007, we completed the acquisitions of Sanyo Electric Credit Co., Ltd.; DISKO and ASL, the leasing businesses of KG Allgemeine Leasing GmbH & Co.; Trustreet Properties, Inc.; Dundee REIT; Crow Holdings; and a controlling interest in Regency Energy Partners LP.

•
The U.S. dollar was weaker at December 31, 2007, than it was at December 31, 2006, increasing the translated levels of our non-U.S. dollar assets and liabilities. Overall, on average, the U.S. dollar in 2007 was weaker than during the comparable 2006 period, resulting in increasing the translated levels of our operations as noted in the preceding Operations section.

Statement of Financial Position

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance businesses and holders of guaranteed investment contracts (GICs). Investment securities were $45.1 billion at December 31, 2007, compared with $47.5 billion at December 31, 2006. Of the amount at December 31, 2007, we held mortgage-backed securities (MBS) and asset-backed securities (ABS) with estimated fair values of $8.4 billion and $2.2 billion, respectively. Such amounts included unrealized losses of $0.3 billion and $0.1 billion, respectively. Of the MBS amount, $5.5 billion related to residential MBS and $2.9 billion to commercial MBS.

At December 31, 2007 and 2006, we had approximately $1.6 billion of exposure to subprime credit supporting our guaranteed investment contracts, a majority of which relates to residential MBS receiving credit ratings of Double A or better from the major rating agencies. We purchased an insignificant amount of such securities in 2007. Our subprime investment securities were collateralized primarily by pools of individual, direct mortgage loans, not other structured products such as collateralized debt obligations.

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. The current credit environment could have a significant effect on the ability of such financial guarantors to fulfill their obligations. At December 31, 2007, our investment securities insured by Monolines amounted to $3.5 billion, including $1.2 billion of our $1.6 billion investment in subprime residential MBS.

We regularly review investment securities for impairment using both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. Our impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. Our qualitative review attempts to identify issuers’ securities “at-risk” of impairment, that is, with a greater than 50% chance of default in the following 12 months. At December 31, 2007, investment securities in an unrealized loss position included $0.1 billion that was at risk of being charged to earnings in the next 12 months.

(23)

Impairment losses totaled $0.1 billion in both 2007 and 2006, primarily at GE Commercial Finance. In 2007, we recognized impairments primarily for our retained interests in off-balance sheet arrangements. In 2006, we recognized impairments on securities of issuers in a variety of industries; we do not believe that any of the impairments indicate likely future impairments in the remaining portfolio. Investments in retained interests in off-balance sheet arrangements at GE Money also decreased by $0.1 billion during 2007, reflecting declines in fair value accounted for in accordance with a new accounting standard that became effective at the beginning of 2007.

Gross unrealized gains and losses totaled $1.4 billion and $1.3 billion, respectively, at December 31, 2007, compared with $2.9 billion and $0.3 billion, respectively, at December 31, 2006, primarily reflecting a decrease in estimated fair values of U.S. corporate and MBS debt securities and a decrease caused by sale of certain equity securities. At December 31, 2007, available 2008 accounting gains could be as much as $0.7 billion, net of consequential adjustments to certain insurance assets that are amortized based on anticipated gross profits. The market values we used in determining unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. We presently intend to hold our investment securities that are in an unrealized loss position at December 31, 2007, at least until we can recover their respective amortized cost and we have the ability to hold our debt securities until their maturities. See note 5.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $389.9 billion at December 31, 2007, and $332.6 billion at December 31, 2006. The related allowance for losses at December 31, 2007, amounted to $4.3 billion, compared with $4.0 billion at December 31, 2006, representing our best estimate of probable losses inherent in the portfolio. The 2007 increase reflected overall growth in our portfolio, increased delinquencies in the U.S. at GE Money, and the weaker U.S. dollar, primarily at GE Money; partially offset by continued strong credit quality at GE Commercial Finance. Balances at December 31, 2007 and 2006, included securitized, managed GE trade receivables of $6.2 billion and $6.0 billion, respectively.

A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

GE Commercial Finance financing receivables, before allowance for losses, totaled $187.9 billion at December 31, 2007, compared with $154.2 billion at December 31, 2006, and consisted of loans and financing leases to the equipment, commercial and industrial, and real estate industries. This portfolio of receivables increased primarily from core growth ($63.3 billion), acquisitions ($14.3 billion), and the weaker U.S. dollar ($5.7 billion), partially offset by securitizations and sales ($47.1 billion). Related nonearning receivables were $1.7 billion (0.9% of outstanding receivables) at December 31, 2007, and $1.6 billion (1.0% of outstanding receivables) at year-end 2006. GE Commercial Finance financing receivables are generally backed by assets and there is a broad spread of geographic and credit risk in the portfolio.

GE Money financing receivables, before allowance for losses, were $174.8 billion at December 31, 2007, compared with $150.4 billion at December 31, 2006, and consisted primarily of card receivables, installment loans, auto loans and leases, and residential mortgages. This portfolio of receivables increased primarily as a result of core growth ($15.0 billion), the weaker U.S. dollar ($9.8 billion) and acquisitions ($1.4 billion), partially offset by loans transferred to assets held for sale ($1.0 billion) and dispositions ($1.0 billion). Related nonearning receivables were $3.7 billion at December 31, 2007, compared with $3.2 billion at December 31, 2006, both representing 2.1% of outstanding receivables. The increase was primarily related to the weaker U.S. dollar at the end of the year and overall growth in the portfolio.

(24)

GE Infrastructure financing receivables, before allowance for losses, were $22.1 billion at December 31, 2007, compared with $21.2 billion at December 31, 2006, and consisted primarily of loans and leases to the commercial aircraft and energy industries. Related nonearning receivables were insignificant at December 31, 2007 and 2006.

Other financing receivables, before allowance for losses, were $5.1 billion and $6.9 billion at December 31, 2007, and December 31, 2006, respectively, and consisted primarily of financing receivables in consolidated, liquidating securitization entities. This portfolio of receivables decreased because we have stopped transferring assets to these entities. Related nonearning receivables at December 31, 2007, were $0.1 billion (1.4% of outstanding receivables) compared with $0.1 billion (1.2% of outstanding receivables) at December 31, 2006.

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

December 31	2007	2006	2005

GE Commercial Finance	1.21%	1.22%	1.31%
GE Money	5.36	5.21	5.34
U.S.	5.52	4.93	5.00
Non-U.S.	5.30	5.32	5.47

Delinquency rates at GE Commercial Finance decreased from December 31, 2005, through December 31, 2007, reflecting continued strong credit quality.

Delinquency rates at GE Money increased from December 31, 2006, to December 31, 2007, primarily as a result of the deteriorating consumer credit environment in the U.S. At December 31, 2007, approximately one-third of our U.S.-managed portfolio, which consisted of credit card, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at December 31, 2007. The U.S. experience had not affected our non-U.S. portfolios at December 31, 2007; those delinquency rates remained fairly stable. See notes 6 and 7.

Other receivables totaled $22.1 billion at December 31, 2007, and $21.7 billion at December 31, 2006, and consisted primarily of amounts due from GE (generally related to certain material procurement programs), insurance receivables, nonfinancing customer receivables, amounts due under operating leases, receivables due on sale of securities and various sundry items.

Property, plant and equipment amounted to $63.8 billion at December 31, 2007, up $5.8 billion from 2006, primarily reflecting acquisitions and additions of commercial aircraft at the Aviation Financial Services business of GE Infrastructure and fleet vehicles at GE Commercial Finance. Property, plant and equipment consisted primarily of equipment provided to third parties on operating leases. Details by category of investment are presented in note 8. Additions to property, plant and equipment were $15.2 billion and $13.2 billion during 2007 and 2006, respectively, primarily reflecting acquisitions and additions of vehicles at GE Commercial Finance and commercial aircraft at the Aviation Financial Services business of GE Infrastructure.

Goodwill and other intangible assets amounted to $25.4 billion and $4.5 billion, respectively, at December 31, 2007. Goodwill increased $2.7 billion and other intangible assets increased $1.4 billion from 2006, primarily from

(25)

acquisitions – including DISKO and ASL, Sanyo Electric Credit Co., Ltd. and Trustreet Properties, Inc. by GE Commercial Finance – and from the weaker U.S. dollar. See note 9.

Other assets totaled $83.4 billion at year-end 2007, an increase of $24.0 billion, reflecting increases from additional investments and acquisitions in real estate, increases in associated companies and assets held for sale. See note 10.

Borrowings amounted to $500.9 billion at December 31, 2007, of which $192.4 billion is due in 2008 and $308.5 billion is due in subsequent years. Comparable amounts at the end of 2006 were $426.3 billion in total, $173.3 billion due within one year and $253.0 billion due thereafter. The increase in borrowings primarily resulted from new issuances of GE Capital long-term debt ($90.3 billion), the weaker U.S. dollar ($15.8 billion), acquisitions ($11.0 billion) and increase in short-term borrowings ($6.4 billion), partially offset by maturities and other redemptions of long-term debt ($47.9 billion). Included in our total borrowings were borrowings of consolidated, liquidating securitization entities amounting to $9.3 billion and $11.1 billion at December 31, 2007 and 2006, respectively. A large portion of our borrowings ($101.1 billion and $93.8 billion at the end of 2007 and 2006, respectively) was issued in active unsecured commercial paper markets that we believe will continue to be a reliable source of short-term financing. The average remaining terms and interest rates of GE Capital commercial paper were 56 days and 4.79% at the end of 2007, compared with 48 days and 5.09% at the end of 2006. The GE Capital ratio of debt to equity was 8.10 to 1 at the end of 2007 and 7.52 to 1 at the end of 2006. See note 11.

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

•
It is our policy to minimize exposure to interest rate changes. We fund our financial investments using debt or a combination of debt and hedging instruments so that the interest rates and terms of our borrowings match the expected yields and terms on our assets. To test the effectiveness of our positions, we assumed that, on January 1, 2008, interest rates increased by 100 basis points across the yield curve (a “parallel shift” in that curve) and further assumed that the increase remained in place for 2008. We estimated, based on the year-end 2007 portfolio and holding everything else constant, that our 2008 net earnings would decline by $0.1 billion.

•
It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. We analyzed year-end 2007 consolidated currency exposures, including derivatives designated and effective as hedges, to identify assets and liabilities denominated in other than their relevant functional currencies. For such assets and liabilities, we then evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. This analysis indicated that there would be an inconsequential effect on 2008 earnings of such a shift in exchange rates.

(26)

Statement of Changes in Shareowner’s Equity

Shareowner’s equity increased by $3.6 billion and $3.3 billion in 2007 and 2006, respectively, and decreased by $3.6 billion in 2005. Changes over the three-year period were largely attributable to net earnings, partially offset by dividends declared of $7.5 billion, $10.0 billion and $7.8 billion in 2007, 2006 and 2005, respectively. Currency translation adjustments increased equity by $2.6 billion in both 2007 and 2006, compared with a $2.8 billion decrease in 2005. Changes in currency translation adjustments reflect the effects of changes in currency exchange rates on our net investment in non-U.S. subsidiaries that have functional currencies other than the U.S. dollar. During 2007 and 2006, the U.S. dollar weakened against the pound sterling and euro, after strengthening in 2005. The U.S. dollar was also weaker against the Japanese yen in 2007, after strengthening in 2006 and 2005. See note 15.

Overview of Our Cash Flow from 2005 through 2007

Our cash and equivalents aggregated $9.5 billion at the end of 2007, compared with $12.5 billion at year-end 2006. Over the past three years, our borrowings with maturities of 90 days or less have increased by $5.8 billion. New borrowings of $245.3 billion having maturities longer than 90 days were added during those years, while $148.5 billion of such long-term borrowings were retired.

Our principal use of cash has been investing in assets to grow our businesses. Of the $140.8 billion that we invested over the past three years, $102.3 billion was used for additions to financing receivables; $40.0 billion was used to invest in new equipment, principally for lease to others; and $22.0 billion was used for acquisitions of new businesses, the largest of which were Sanyo Electric Credit Co., Ltd.; DISKO and ASL, the leasing businesses of KG Allgemeine Leasing GmbH & Co.; Trustreet Properties, Inc.; Dundee REIT; Crow Holdings; and a controlling interest in Regency Energy Partners LP in 2007; Banque Artesia Nederland N.V., a subsidiary of Dexia Group; Arden Realty, Inc.; the custom fleet business of National Australia Bank Ltd. and the senior housing portfolios of Formation Capital LLC in 2006; and the Transportation Financial Services Group of CitiCapital and the Inventory Finance division of Bombardier Capital in 2005.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends and continue making selective investments for long-term growth.

(27)

Contractual Obligations

As defined by reporting regulations, our contractual obligations for future payments as of December 31, 2007, follow.

	Payments due by period
(In billions)	Total	2008	2009-2010	2011-2012	2013 and thereafter

Borrowings (note 11)	$500.9	$192.4	$117.8	$71.5	$119.2

Interest on borrowings	146.0	23.0	32.0	19.0	72.0

Operating lease obligations (note 4)	3.7	0.8	1.2	0.7	1.0

Purchase obligations(a)(b)	39.0	23.0	9.0	7.0	−

Insurance liabilities (note 12)(c)	24.0	2.0	6.0	3.0	13.0

Other liabilities(d)	21.0	18.0	1.0	−	2.0

Contractual obligations of
discontinued operations(e)	1.0	1.0	–	–	–

(a)
Included all take-or-pay arrangements, capital expenditures, contractual commitments to purchase equipment that will be leased to others, software acquisition/license commitments and any contractually required cash payments for acquisitions.

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

(e)	Included payments for other liabilities.

Off-Balance Sheet Arrangements

Our securitization activity is primarily transacted through special purpose vehicles funded in the asset-backed commercial paper and term bond markets. The assets that we securitize include receivables secured by equipment, commercial and residential real estate, credit card receivables, trade receivables and other assets originated and underwritten by us in the normal course of business. At December 31, 2007, off-balance sheet securitization entities held $54.9 billion in financial assets, up $12.6 billion during the year. Assets held by these entities are underwritten based on the same criteria as our on-book assets. We monitor the underlying credit quality in accordance with our servicing role and apply rigorous controls to the execution of securitization. Based on our experience, we believe that, under any plausible future economic scenario, the likelihood is remote that the financial support arrangement we provide to securitization entities could have a material adverse effect on our financial position or results of operations. Investors in these entities usually have recourse to the underlying assets. In addition, we provide credit enhancements, most often by retaining a subordinated interest; the carrying value of our retained interests was $5.8 billion at December 31, 2007, up $1.5 billion during the year. We recognized impairment losses on retained interests

(28)

of $0.1 billion in 2007, primarily at GE Commercial Finance. Impairment losses on retained interests in 2006 were insignificant. Investments in retained interests at GE Money also decreased by $0.1 billion during 2007, reflecting declines in fair value accounted for in accordance with a new accounting standard that became effective at the beginning of 2007. We have also entered into other various credit enhancement positions with these securitization entities, including liquidity and credit support agreements and guarantee and reimbursement contracts, and have provided our best estimate of the fair value of estimated losses on such positions. The estimate of fair value is based on prevailing market conditions at December 31, 2007. Should market conditions deteriorate, actual losses could be higher. Our exposure to loss under such agreements was limited to $2.8 billion at December 31, 2007.

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

GECS and GE Capital have distinct business characteristics that the major debt rating agencies evaluate both quantitatively and qualitatively.

Quantitative measures include:

•	Earnings and profitability, revenue growth, the breadth and diversity of sources of income and return on assets

•	Asset quality, including delinquency and write-off ratios and reserve coverage

•
Funding and liquidity, including cash generated from operating activities, leverage ratios such as debt-to-capital, market access, back-up liquidity from banks and other sources, composition of total debt and interest coverage

•	Capital adequacy, including required capital and tangible leverage ratios

Qualitative measures include:

•	Franchise strength, including competitive advantage and market conditions and position

•	Strength of management, including experience, corporate governance and strategic thinking

•	Financial reporting quality, including clarity, completeness and transparency of all financial performance communications

GE Capital’s ratings are supported contractually by a GE commitment to maintain the ratio of earnings to fixed charges at a specified level as described below.

During 2007, we paid $2.4 billion of special dividends to GE, which were funded by the proceeds of the sale of Swiss Re common stock and GE Life.

(29)

During 2007, GECS and GECS affiliates issued $84.6 billion of senior, unsecured long-term debt and $5.7 billion of subordinated debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets. Maturities for these issuances ranged from one to 60 years. We used the proceeds primarily for repayment of maturing long-term debt, but also to fund acquisitions and organic growth. We anticipate that we will issue approximately $80 billion of long-term debt during 2008. The ultimate amount we issue will depend on our needs and on market conditions.

We target a ratio for commercial paper not to exceed 35% of outstanding debt based on the anticipated composition of our assets and the liquidity profile of our debt. GE Capital is the most widely held name in global commercial paper markets.

We continue to believe that alternative sources of liquidity are sufficient to permit an orderly transition from commercial paper in the unlikely event of impaired access to those markets. Funding sources on which we would rely would depend on the nature of such a hypothetical event, but include $64.8 billion of contractually committed lending agreements with 72 highly-rated global banks and investment banks. Total credit lines extending beyond one year increased $5.0 billion to $64.8 billion at December 31, 2007. See note 11.

Beyond contractually committed lending agreements, other sources of liquidity include medium and long-term funding, monetization, asset securitization, cash receipts from our lending and leasing activities, short-term secured funding on global assets and potential sales of other assets.

Principal debt conditions are described below.

The following conditions relate to GECS:

•
Swap, forward and option contracts are required to be executed under standard master-netting agreements containing mutual downgrade provisions that provide the ability of the counterparty to require assignment or termination if the long-term credit rating of GECS were to fall below A-/A3. Our related obligation, net of master-netting agreements would have been $3.0 billion at December 31, 2007.

•
If GE Capital’s ratio of earnings to fixed charges, which was 1.56:1 at the end of 2007, were to deteriorate to 1.10:1, GE has committed to contribute capital to GE Capital. GE also guaranteed certain issuances of our subordinated debt having a face amount of $0.8 billion at December 31, 2007 and 2006.

•
In connection with certain subordinated debentures for which GECS receives equity credit by rating agencies, GE has agreed to forego dividends, distributions or other payments from GECS during events of default or interest extensions under such subordinated debentures. There were $8.1 billion of such debentures outstanding at December 31, 2007.

The following conditions relate to consolidated entities:

•
If the short-term credit rating of GE Capital or certain consolidated entities discussed further in note 19 were to be reduced below A-1/P-1, GE Capital would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that GE Capital would be required to provide in the event of such a downgrade is determined by contract, and amounted to $7.2 billion at January 1, 2008.

(30)

•
One group of consolidated entities holds high quality investment securities funded by the issuance of GICs. If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide up to $6.2 billion of capital to such entities.

In our history, we have never violated any of the above conditions at GECS or GE Capital. We believe that under any reasonable future economic developments, the likelihood that any such arrangements could have a significant effect on our operations, cash flows or financial position is remote.

Critical Accounting Estimates

Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Also see note 1, Summary of Significant Accounting Policies, which discusses the significant accounting policies that we have selected from acceptable alternatives.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values, and the present and expected future levels of interest rates. Our risk management process, which includes standards and policies for reviewing major risk exposures and concentrations, ensures that relevant data are identified and considered either for individual loans or financing leases, or on a portfolio basis, as appropriate.

Our lending and leasing experience and the extensive data we accumulate and analyze facilitate estimates that have proven reliable over time. Our actual loss experience was in line with expectations for 2007, 2006 and 2005. While GE Commercial Finance continues to experience strong credit quality, we currently expect higher delinquencies in the GE Money U.S. portfolio.

Further information is provided in the Financial Resources and Liquidity – Financing Receivables section, the Asset impairment section that follows and in notes 1, 6 and 7.

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

At December 31, 2007, our investment in preferred and common stock, $0.3 billion and $0.1 billion, respectively, of FGIC Corporation (FGIC), a monoline credit insurer, was accounted for on the cost method and was in an insignificant unrealized loss position. See note 10. During 2008, credit rating agencies downgraded FGIC; following the downgrades, various alternative outcomes were possible. We continue to monitor this investment closely, including review for impairment.

(31)

Further information about actual and potential impairment losses is provided in the Financial Resources and Liquidity – Investment Securities section and in notes 1, 5 and 10.

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

Commercial aircraft are a significant concentration of assets in GE Infrastructure, and are particularly subject to market fluctuations. Therefore, we test recoverability of each aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when aircraft are re-leased, current lease terms have changed or a specific lessee’s credit standing changes. We consider market conditions, such as the continued global shortage of commercial aircraft. Estimates of future rentals and residual values are based on historical experience and information received routinely from independent appraisers. Estimated cash flows from future leases are reduced for expected downtime between leases and for estimated technical costs required to prepare aircraft to be redeployed. Fair value used to measure impairment is based on current market values from independent appraisers.

We recognized impairment losses on our operating lease portfolio of commercial aircraft of $0.1 billion in 2007 and 2006. Provision for losses on financing receivables related to commercial aircraft were insignificant in 2007 and 2006.

Further information on impairment losses and our exposure to the commercial aviation industry is provided in the Operations – Overview section and in notes 8 and 20.

Real Estate. We review our real estate investment portfolio for impairment regularly or when events or circumstances indicate that the related carrying amounts may not be recoverable. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market values. While the current estimated value of our GE Commercial Finance Real Estate investments exceeds our carrying value by about $3 billion, the same as last year, downward cycles could adversely affect our ability to realize these gains in an orderly fashion in the future and may necessitate recording impairments.

Goodwill and other identified intangible assets. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose all or a portion of a reporting unit. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow method. For our reporting units, these cash flows are reduced for estimated interest costs. Also, when determining the amount of goodwill to be allocated to a business disposition, we reduce the cash proceeds we receive from the sale by the amount of debt which is allocated to the sold business in order to be consistent with the reporting unit valuation methodology. When available and as appropriate, we use comparative market multiples to

(32)

corroborate discounted cash flow results. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

If this analysis indicates goodwill is impaired, measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case, we supplement the cash flow approach discussed above with independent appraisals, as appropriate.We test other identified intangible assets with defined useful lives and subject to amortization by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. For our insurance activities remaining in continuing operations, we periodically test for impairment our deferred acquisition costs and present value of future profits.

Further information is provided in the Financial Resources and Liquidity – Intangible Assets section and in notes 1 and 9.

Income taxes. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under Financial Accounting Standards Board Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry forwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowance were $0.8 billion and $0.7 billion at December 31, 2007 and 2006, respectively. Such year-end 2007 amounts are expected to be fully recoverable within the applicable statutory expiration periods. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Further information on income taxes is provided in the Operations – Overview section and in note 13.

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

In evaluating whether a particular relationship qualifies for hedge accounting, we first determine whether the relationship meets the strict criteria to qualify for exemption from ongoing effectiveness testing. For a relationship that does not meet these criteria, we test effectiveness at inception and quarterly thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. This test is conducted each reporting period. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative

(33)

instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation.

At December 31, 2007, derivative assets and liabilities were $3.3 billion and $2.4 billion, respectively. Further information about our use of derivatives is provided in notes 11, 15 and 18.

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

Other Information

New Accounting Standards

On September 15, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. Broadly, SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 established market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. SFAS 157 will require, among other things, expanded disclosure about fair value measurements that have a significant portion of the value determined using unobservable inputs (level 3 measurements). The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: on January 1, 2008, the standard applied to our measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities such as measurement of potential impairments of goodwill, other intangible assets and other long-lived assets. It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. On January 18, 2008, the FASB issued proposed FASB Staff Position (FSP) FAS 157-c, Measuring Liabilities under Statement 157, which will modify the definition of fair value by requiring estimation of the proceeds that would be received if the entity were to issue the liability at the measurement date. Further revisions to the measurement guidance are possible and we are monitoring emerging interpretations and developments. SFAS 157 will not have a material effect on our earnings or financial position and will have no effect on our cash flows.

On February 15, 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under this standard, we may elect to report individual financial instruments and certain other items at fair value with changes in value reported in operations. Once made, this election is irrevocable for those items. SFAS 159 was effective for us on January 1, 2008, and we made the election for $0.2 billion of assets.

On December 4, 2007, the FASB issued SFAS 141R, Business Combinations, which we will adopt on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

(34)

•	Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

•
In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

•
Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

•
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

Generally, the effects of SFAS 141R will depend on future acquisitions.

On December 4, 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which we will adopt on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($1.5 billion and $1.9 billion at December 31, 2007 and 2006, respectively) will be classified as shareowner’s equity, a change from its current classification between liabilities and shareowner’s equity. Earnings attributable to minority interests ($0.2 billion in each of the most recent three years) will be included in net earnings. Purchases and sales of minority interests will be reported in equity, deferring, perhaps permanently, our recognition of the economic gain or loss on partial dispositions. Gains on sales of minority interests that would not have been in net earnings under SFAS 160 amounted to $0.1 billion in 2007 and 2006.

Supplemental Information

Financial Measures that Supplement Generally Accepted Accounting Principles

We sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with GAAP. Certain of these data are considered “non-GAAP financial measures” under SEC rules. Specifically, we have referred to:

•	Average total shareowner’s equity, excluding effects of discontinued operations

•	Delinquency rates on certain financing receivables of the GE Commercial Finance and GE Money segments for 2007, 2006 and 2005

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

(35)

Average Total Shareowner’s Equity, Excluding Effects of Discontinued Operations(a)

December 31 (In millions)	2007	2006	2005	2004	2003

Average total shareowner’s equity(b)	$55,144	$50,769	$54,229	$48,989	$41,980
Less the effects of
Cumulative earnings from
discontinued operations	–	–	2,094	2,985	1,543
Average net investment in discontinued
operations	(394)	4,008	5,066	–	–
Average total shareowner’s equity, excluding
effects of discontinued operations(a)	$55,538	$46,761	$47,069	$46,004	$40,437

(a)	Used for computing return on average shareowner’s equity shown in the Selected Financial Data section.
(b)	On an annual basis, calculated using a five-point average.

U.S. GAAP requires earnings of discontinued operations to be displayed separately in the Statement of Earnings. Accordingly, the numerators used in our calculations of returns on average shareowner’s equity, presented in the Selected Financial Data section, exclude those earnings (losses). Further, we believe that it is appropriate to exclude from the denominators, specifically the average total shareowner’s equity component, the cumulative effect of those earnings for each of the years for which related discontinued operations were presented, as well as our average net investment in discontinued operations since the second half of 2005. Had we disposed of these operations before mid-2005, proceeds would have been applied to reduce parent-supported debt at GE Capital; however, since parent-supported debt at GE Capital was retired in the first half of 2005, we have assumed that any proceeds after that time would have been distributed to our shareowner by means of dividends, thus reducing average total shareowner’s equity.

Delinquency Rates on Certain Financing Receivables

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

GE Commercial Finance

December 31	2007	2006	2005

Managed	1.21%	1.22%	1.31%
Off-book	0.71	0.52	0.76
On-book	1.33	1.42	1.53

(36)

GE Money

December 31	2007		2006		2005

Managed	5.36%		5.21%		5.34%
U.S.	5.52		4.93		5.00
Non-U.S.	5.30		5.32		5.47
Off–book	6.59		5.49		5.28
U.S.	6.64		5.49		5.28
Non-U.S.	(a	)	(a	)	(a	)
On–book	5.20		5.19		5.35
U.S.	4.78		4.70		4.89
Non-U.S.	5.31		5.32		5.47

(a)	Not meaningful.

The increase in off-book delinquency for GE Money in the U.S. from 5.49% at December 31, 2006, to 6.64% at December 31, 2007, reflects both a change in the mix of the receivables securitized during 2007 – for example, our Care Credit receivables which generally have a higher delinquency rate than our core private label credit card portfolio – as well as the rise in delinquency across the broader portfolio of U.S. credit card receivables.

We believe that delinquency rates on managed financing receivables provide a useful perspective on our on and off-book portfolio quality and are key indicators of financial performance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about our global risk management can be found in the Operations – Global Risk Management and Financial Resources and Liquidity – Exchange Rate and Interest Rate Risks sections of Item 7.

(37)

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
General Electric Capital Services, Inc.:

We have audited the accompanying statement of financial position of General Electric Capital Services, Inc. and consolidated affiliates (“GECS”) as of December 31, 2007 and 2006, and the related statements of earnings, changes in shareowner’s equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15. We also have audited GECS’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). GECS’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of GECS as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, GECS maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(38)

As discussed in note 1 to the consolidated financial statements, GECS, in 2007, changed its method of accounting for a change or projected change in the timing of cash flows relating to income taxes generated by leveraged lease transactions.  In 2006, GECS changed its method of accounting for pension and other post retirement benefits.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
February 20, 2008

(39)

General Electric Capital Services, Inc. and consolidated affiliates

Statement of Earnings

For the years ended December 31 (In millions)	2007	2006	2005

Revenues
Revenues from services (note 3)	$71,468	$59,242	$52,679
Sales of goods	718	2,384	2,528
Total revenues	72,186	61,626	55,207

Costs and expenses
Interest	22,731	17,857	14,045
Operating and administrative (note 4)	18,532	16,619	15,632
Cost of goods sold	628	2,204	2,369
Investment contracts, insurance losses and insurance annuity benefits	3,647	3,419	3,574
Provision for losses on financing receivables (note 7)	4,546	3,130	3,239
Depreciation and amortization (note 8)	8,129	6,506	5,996
Minority interest in net earnings of consolidated affiliates	209	238	202
Total costs and expenses	58,422	49,973	45,057

Earnings from continuing operations before income taxes	13,764	11,653	10,150
Provision for income taxes (note 13)	(1,336)	(1,398)	(1,146)

Earnings from continuing operations	12,428	10,255	9,004
Earnings (loss) from discontinued operations, net of taxes (note 2)	(2,127)	403	(1,427)
Net earnings	$10,301	$10,658	$7,577

Statement of Changes in Shareowner’s Equity

(In millions)	2007	2006	2005
Changes in shareowner’s equity (note 15)
Balance at January 1	$54,097	$50,812	$54,379
Dividends and other transactions with shareowner	(7,413)	(9,836)	(7,800)
Changes other than transactions with shareowner
Investment securities – net	(1,484)	(160)	(591)
Currency translation adjustments – net	2,635	2,550	(2,817)
Cash flow hedges – net	(556)	172	93
Benefit plans – net	173	20	(29)
Total changes other than earnings	768	2,582	(3,344)
Increases attributable to net earnings	10,301	10,658	7,577
Total changes other than transactions with shareowner	11,069	13,240	4,233
Cumulative effect of changes in accounting principles(a)	(77)	(119)	–
Balance at December 31	$57,676	$54,097	$50,812

(a)	The effect of the 2006 accounting change was previously included in the caption “Benefit plans – net.”

See accompanying notes.

(40)

General Electric Capital Services, Inc. and consolidated affiliates

Statement of Financial Position

At December 31 (In millions, except share amounts)	2007	2006

Assets
Cash and equivalents	$9,455	$12,452
Investment securities (note 5)	45,093	47,472
Inventories	63	54
Financing receivables – net (notes 6 and 7)	385,604	328,589
Other receivables	22,091	21,690
Property, plant and equipment – net (note 8)	63,753	57,975
Goodwill (note 9)	25,427	22,754
Other intangible assets – net (note 9)	4,545	3,176
Other assets (note 10)	83,405	59,387
Assets of discontinued operations (note 2)	6,703	11,119
Total assets	$646,139	$564,668

Liabilities and equity
Short-term borrowings (note 11)	$192,421	$173,313
Accounts payable	14,774	13,803
Long-term borrowings (note 11)	308,504	252,953
Investment contracts, insurance liabilities and insurance annuity benefits (note 12)	34,359	34,807
Other liabilities	26,625	20,691
Deferred income taxes (note 13)	8,753	12,570
Liabilities of discontinued operations (note 2)	1,526	485
Total liabilities	586,962	508,622

Minority interest in equity of consolidated affiliates (note 14)	1,501	1,949

Cumulative preferred stock, $10,000 par value (80,000 shares authorized; 51,000 shares issued and held primarily by consolidated affiliates at December 31, 2007 and 2006)	10	10
Common stock, $1,000 par value (1,260 shares authorized at December 31, 2007 and 2006, and 1,064 shares issued and outstanding at December 31, 2007 and 2006)	1	1
Accumulated gains (losses) – net
Investment securities	110	1,594
Currency translation adjustments	7,472	4,837
Cash flow hedges	(727)	(171)
Benefit plans	(105)	(278)
Additional paid-in capital	12,564	12,527
Retained earnings	38,351	35,577
Total shareowner’s equity (note 15)	57,676	54,097
Total liabilities and equity	$646,139	$564,668

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” as shown in note 15, and was $6,750 million and $5,982 million at December 31, 2007 and 2006, respectively.

See accompanying notes.

(41)

General Electric Capital Services, Inc. and consolidated affiliates

Statement of Cash Flows

For the years ended December 31 (In millions)	2007	2006	2005

Cash flows – operating activities
Net earnings	$10,301	$10,658	$7,577
Loss (earnings) from discontinued operations	2,127	(403)	1,427
Adjustments to reconcile net earnings to cash provided
from operating activities
Depreciation and amortization of property, plant and equipment	8,129	6,506	5,996
Deferred income taxes	59	1,007	(944)
Decrease (increase) in inventories	2	(23)	30
Increase (decrease) in accounts payable	1,784	185	(310)
Provision for losses on financing receivables	4,546	3,130	3,239
All other operating activities (note 16)	(524)	723	1,918
Cash from operating activities – continuing operations	26,424	21,783	18,933
Cash from (used for) operating activities – discontinued operations	3,839	(2,245)	5,881
Cash from operating activities	30,263	19,538	24,814

Cash flows – investing activities
Additions to property, plant and equipment	(15,219)	(13,170)	(11,597)
Dispositions of property, plant and equipment	8,460	6,796	6,019
Net increase in financing receivables (note 16)	(45,368)	(40,563)	(16,388)
Proceeds from sales of discontinued operations	117	9,022	8,106
Proceeds from principal business dispositions	1,699	386	209
Payments for principal businesses purchased	(7,570)	(7,299)	(7,167)
All other investing activities (note 16)	(8,931)	(5,945)	(2,444)
Cash used for investing activities – continuing operations	(66,812)	(50,773)	(23,262)
Cash used for investing activities – discontinued operations	(3,726)	(487)	(6,585)
Cash used for investing activities	(70,538)	(51,260)	(29,847)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	3,398	6,464	(4,040)
Newly issued debt (maturities longer than 90 days) (note 16)	92,016	88,276	65,055
Repayments and other reductions (maturities longer
than 90 days) (note 16)	(49,528)	(49,244)	(49,706)
Dividends paid to shareowner	(7,291)	(9,847)	(7,816)
All other financing activities (note 16)	(1,204)	(1,174)	(1,128)
Cash from financing activities – continuing operations	37,391	34,475	2,365
Cash from (used for) financing activities – discontinued operations	(6)	(230)	407
Cash from financing activities	37,385	34,245	2,772

Increase (decrease) in cash and equivalents during year	(2,890)	2,523	(2,261)
Cash and equivalents at beginning of year	12,629	10,106	12,367
Cash and equivalents at end of year	9,739	12,629	10,106
Less cash and equivalents of discontinued operations at end of year	284	177	3,139
Cash and equivalents of continuing operations at end of year	$9,455	$12,452	$6,967

Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(21,874)	$(17,095)	$(15,518)
Cash recovered (paid) during the year for income taxes	1,124	(666)	(1,425)

See accompanying notes.

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

Financial statement presentation

We have reclassified certain prior-year amounts to conform to the current year’s presentation.

Financial data and related measurements are presented in the following categories:

•	Consolidated This represents the adding together of all affiliates, giving effect to the elimination of transactions between affiliates.

•
Operating Segments These comprise our three businesses, focused on the broad markets they serve: GE Commercial Finance, GE Money, and GE Infrastructure. For segment reporting purposes, certain financial services businesses including Aviation Financial Services, Energy Financial Services and Transportation Finance are reported in the GE Infrastructure segment because GE Infrastructure actively manages such businesses and reports their results for internal performance measurement purposes. During the fourth quarter of 2007, we transferred the Equipment Services business from the GE Industrial segment to the GE Commercial Finance segment, where a portion of the business is reported in Capital Solutions. Prior period information has been reclassified to be consistent with the current organization.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See note 2.

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

(43)

Sales of goods

We record all sales of goods only when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured. If customer acceptance of goods is not assured, we record sales only upon formal customer acceptance.

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

The cost of individually significant customer relationships is amortized in proportion to estimated total related sales; cost of other intangible assets is amortized on a straight-line basis over the asset’s estimated economic life. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. See notes 8 and 9.

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

(44)

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

We write off unsecured closed-end installment loans at 120 days contractually past due and unsecured open-ended revolving loans at 180 days contractually past due. We write down consumer loans secured by collateral other than residential real estate to the fair value of the collateral, less costs to sell, when such loans are 120 days past due. Consumer loans secured by residential real estate (both revolving and closed-end loans) are written down to the fair value of collateral, less costs to sell, no later than when they become 360 days past due. During 2007, we conformed our reserving methodology in our residential mortgage loan portfolios. Unsecured consumer loans in bankruptcy are written off within 60 days of notification of filing by the bankruptcy court or within contractual write-off periods, whichever occurs earlier.

Our commercial loan and lease portfolio consists of a variety of loans and leases, including both larger balance, non-homogenous loans and leases and smaller balance homogenous commercial and equipment loans and leases. Losses on such loans and leases are recorded when probable and estimable. We routinely survey our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger balance, non-homogenous loans and leases, this survey first considers the financial status, payment history, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are indications of potential impairment requiring further assessment of collectibility. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. While collateral values are not always available, when we observe such a decline, we evaluate relevant markets to assess recovery alternatives – for example, for real estate loans, relevant markets are local; for aircraft loans, relevant markets are global. We provide allowances based on our evaluation of all available information, including expected future cash flows, fair value of collateral, net of disposal costs, and the secondary market value of the financing receivables. After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based on historical and projected default rates and loss severity, and it is prepared by each respective line of business.

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

Partial sales of business interests

We record gains or losses on sales of their own shares by affiliates except when realization of gains is not reasonably assured, in which case we record the results in shareowner’s equity.

Cash and equivalents

Debt securities with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.

Investment securities

We report investments in debt and marketable equity securities, and equity securities in our insurance portfolio, at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Unrealized gains and losses on available-for-sale investment securities are included in shareowner’s equity, net of applicable taxes and other adjustments. We regularly review investment securities for impairment based on both quantitative and qualitative criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to maturity or until forecasted recovery, and the financial health of and specific prospects for the issuer. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading and certain retained interests are included in earnings.

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

We amortize the cost of other intangibles over their estimated useful lives. The cost of intangible assets is amortized on a straight-line basis over the asset’s estimated economic life. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

(46)

Investment contracts, insurance liabilities and insurance annuity benefits

Certain entities, which we consolidate, provide guaranteed investment contracts to states, municipalities and municipal authorities.

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

Accounting changes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, and FASB Staff Position (FSP) FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. FSP FAS 13-2 requires recalculation of returns on leveraged leases when there is a change in the timing or projected timing of cash flows relating to income taxes associated with such leases. The January 1, 2007, transition reduced our retained earnings by $77 million, all of which was associated with FSP FAS 13-2 and decreased financing receivables – net.

On January 1, 2007, we adopted FASB Statement of Financial Accounting Standards (SFAS) 155, Accounting for Certain Hybrid Financial Instruments. This statement amended SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended to include within its scope prepayment features in newly created or acquired retained interests related to securitizations. SFAS 155 changed the basis on which we recognize earnings on these retained interests from level yield to fair value. See notes 5 and 19.

(47)

SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, became effective for us as of December 31, 2006, and requires recognition of an asset or liability in the statement of financial position reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life, with current-year changes in the funded status recognized in shareowner’s equity. SFAS 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. The incremental effect of the initial adoption of SFAS 158 reduced our shareowner’s equity at December 31, 2006, by $119 million.

Note 2. Discontinued Operations

We classified our Japanese personal loan business (Lake), our U.S. mortgage business (WMC), GE Life, Genworth Financial, Inc. (Genworth) and most of GE Insurance Solutions Corporation (GE Insurance Solutions) as discontinued operations. Associated results of operations, financial position and cash flows are separately reported for all periods presented.

WMC

In December 2007, we completed the sale of our U.S. mortgage business for $117 million in cash. In connection with the transaction, certain contractual obligations and potential liabilities related to previously sold loans were retained.  We sold this business because of continued pressures in the U.S. subprime mortgage industry. As a result, we recognized an after-tax loss of $62 million during 2007. WMC revenues from discontinued operations were ($1,424) million, $536 million and $607 million in 2007, 2006 and 2005, respectively. In total, WMC’s loss from discontinued operations, net of taxes, was $987 million in 2007, compared with earnings of $29 million and $122 million in 2006 and 2005, respectively.

Lake

In September 2007, we committed to a plan to sell our Lake business. We made the decision to sell this business upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. We are actively pursuing a buyer and expect to complete the sale of this business by the end of the third quarter of 2008. In connection with this exit, we recorded an after-tax loss of $908 million in 2007, which represents the difference between the net book value of our Lake business and the projected sale price. Lake revenues from discontinued operations were $1,056 million, $1,440 million and $1,737 million in 2007, 2006 and 2005, respectively. In total, Lake’s loss from discontinued operations, net of taxes, was $1,231 million in 2007, compared with earnings of $211 million and $401 million in 2006 and 2005, respectively.

GE Life

In December 2006, we completed the sale of GE Life, our U.K.-based life insurance operation, to Swiss Reinsurance Company (Swiss Re) for $910 million. As a result, we recognized after-tax losses of $3 million and $267 million during 2007 and 2006, respectively. GE Life revenues from discontinued operations were $2,096 million and $2,286 million in 2006 and 2005, respectively. In total, GE Life losses from discontinued operations, net of taxes, were $3 million, $178 million and $28 million in 2007, 2006 and 2005, respectively.

GE Insurance Solutions

In June 2006, we completed the sale of the property and casualty insurance and reinsurance businesses and the European life and health operations of GE Insurance Solutions to Swiss Re for $9,297 million, including the assumption of $1,700 million of debt. We received $5,359 million in cash and $2,238 million of newly issued Swiss

(48)

Re common stock, representing a 9% interest in Swiss Re. As a result of the exit, we recognized earnings of $16 million in 2007, compared with losses of $134 million and $934 million in 2006 and 2005, respectively. GE Insurance Solutions revenues from discontinued operations were $2,815 million and $7,451 million in 2006 and 2005, respectively. In total, GE Insurance Solutions earnings from discontinued operations, net of taxes, were $15 million and $148 million in 2007 and 2006, respectively, compared with a loss of $2,850 million in 2005.

Genworth

In March 2006, we completed the sale of our remaining 18% investment in Genworth through a secondary public offering of 71 million shares of Class A Common Stock and direct sale to Genworth of 15 million shares of Genworth Class B Common Stock. As a result of initial and secondary public offerings, we recognized after-tax gains of $85 million (primarily from a tax adjustment related to the 2004 initial public offering), $220 million and $552 million in 2007, 2006 and 2005, respectively. Genworth revenues from discontinued operations were $5 million and $7,908 million in 2006 and 2005, respectively. In total, Genworth earnings from discontinued operations, net of taxes, were $79 million, $193 million and $928 million in 2007, 2006 and 2005, respectively.

Summarized financial information for discontinued operations is shown below.

(In millions)	2007	2006	2005

Operations
Total revenues	$(368)	$6,892	$19,989

Earnings (loss) from discontinued operations before income taxes	$(2,211)	$599	$(1,457)
Income tax benefit (expense)	956	(15)	412
Earnings (loss) from discontinued operations before disposal, net of taxes	$(1,255)	$584	$(1,045)

Disposal
Gain (loss) on disposal before income taxes	$(1,510)	$(75)	$629
Income tax benefit (expense)	638	(106)	(1,011)
Loss on disposal, net of taxes	$(872)	$(181)	$(382)

Earnings (loss) from discontinued operations, net of taxes	$(2,127)	$403	$(1,427)

December 31 (In millions)	2007	2006

Assets
Cash and equivalents	$284	$177
Financing receivables – net	5,138	5,643
Other assets	115	4,823
Other	1,166	476
Assets of discontinued operations	$6,703	$11,119

Liabilities
Liabilities of discontinued operations	$1,526	$485

Assets and liabilities at December 31, 2007, were primarily at our Lake business.

(49)

Note 3. Revenues from Services

(In millions)	2007	2006	2005

Interest on loans	$24,034	$20,755	$18,078
Equipment leased to others	15,260	12,940	11,587
Fees	6,544	5,383	4,902
Investment income(a)	4,724	3,115	3,134
Financing leases	4,699	4,298	3,990
Real estate investments	4,669	3,138	1,919
Premiums earned by insurance activities	2,232	2,084	2,333
Associated companies	2,172	2,079	1,320
Gross securitization gains	1,812	1,187	1,051
Other items	5,322	4,263	4,365
Total	$71,468	$59,242	$52,679

(a)	Included gain on sale of Swiss Re common stock of $566 million in 2007.

Note 4. Operating and Administrative Expenses

Our employees and retirees are covered under a number of pension, stock compensation, health and life insurance plans. The principal pension plans are the GE Pension Plan, a defined benefit plan for U.S. employees and the GE Supplementary Pension Plan, an unfunded plan providing supplementary benefits to higher-level, longer-service U.S. employees. Employees of certain affiliates are covered under separate pension plans which are not significant individually or in the aggregate. We provide health and life insurance benefits to certain of our retired employees, principally through GE Company’s benefit program. The annual cost to us of providing these benefits is not material.

Rental expense under operating leases is shown below.

(In millions)	2007	2006	2005

Equipment for sublease	$422	$405	$385
Other rental expense	600	522	533

At December 31, 2007, minimum rental commitments under noncancellable operating leases aggregated $3,671 million. Amounts payable over the next five years follow.

(In millions)

2008	2009	2010	2011	2012
$752	$691	$515	$395	$337

(50)

Note 5. Investment Securities

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance businesses and holders of guaranteed investment contracts.

December 31 (In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

2007
Debt
U.S. corporate	$21,936	$725	$(669)	$21,992
State and municipal	1,106	28	(8)	1,126
Residential mortgage-backed(a)	5,677	22	(225)	5,474
Commercial mortgage-backed	2,930	15	(49)	2,896
Asset-backed	2,307	3	(89)	2,221
Corporate – non-U.S.	1,489	47	(11)	1,525
Government – non-U.S.	1,082	70	(10)	1,142
U.S. government and federal agency	832	55	(37)	850
Retained interests(b)(c)	5,691	178	(57)	5,812
Equity
Available-for-sale	1,524	265	(120)	1,669
Trading	386	−	−	386
Total	$44,960	$1,408	$(1,275)	$45,093

2006
Debt
U.S. corporate	$21,129	$1,039	$(202)	$21,966
State and municipal	826	38	(4)	860
Residential mortgage-backed(a)	6,476	18	(21)	6,473
Commercial mortgage-backed	2,322	18	(25)	2,315
Asset-backed	2,071	5	(11)	2,065
Corporate – non-U.S.	1,664	92	(5)	1,751
Government – non-U.S.	1,296	105	(3)	1,398
U.S. government and federal agency	842	47	(6)	883
Retained interests	3,794	434	(13)	4,215
Equity
Available-for-sale	4,446	1,060	(14)	5,492
Trading	54	−	−	54
Total	$44,920	$2,856	$(304)	$47,472

(a)	Substantially collateralized by U.S. mortgages.
(b)	Included $2,339 million of retained interests at December 31, 2007, accounted for in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments. See note 19.
(c)	Amortized cost and estimated fair value included $25 million of trading securities at December 31, 2007.

(51)

The following tables present the gross unrealized losses and estimated fair values of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
December 31 (In millions)	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses

2007
Debt
U.S. corporate	$5,766	$(274)	$4,341	$(395)
State and municipal	198	(3)	131	(5)
Residential mortgage-backed	3,268	(160)	1,223	(65)
Commercial mortgage-backed	1,483	(33)	848	(16)
Asset-backed	1,417	(62)	478	(27)
Corporate – non-U.S.	505	(8)	124	(3)
Government – non-U.S.	29	(1)	311	(9)
U.S. government and federal agency	255	(37)	–	–
Retained interests	548	(50)	10	(7)
Equity	442	(104)	17	(16)
Total	$13,911	$(732)	$7,483	$(543)

2006
Debt
U.S. corporate	$2,483	$(52)	$4,242	$(150)
State and municipal	149	(2)	70	(2)
Residential mortgage-backed	1,149	(3)	776	(18)
Commercial mortgage-backed	442	(2)	1,010	(23)
Asset-backed	260	(2)	611	(9)
Corporate – non-U.S.	112	(3)	93	(2)
Government – non-U.S.	33	(3)	–	–
U.S. government and federal agency	66	(1)	247	(5)
Retained interests	360	(12)	13	(1)
Equity	34	(12)	3,894	(2)
Total	$5,088	$(92)	$10,956	$(212)

At December 31, 2007, we held mortgage-backed securities (MBS) and asset-backed securities (ABS) with estimated fair values of $8,370 million and $2,221 million, respectively. Such amounts included unrealized losses of $274 million and $89 million, respectively. These amounts excluded retained interests in securitization entities. See note 19. Of the MBS amount, $5,474 million and $2,896 million related to residential MBS and commercial MBS, respectively. At December 31, 2007, we had approximately $1,635 million of exposure to subprime credit supporting our guaranteed investment contracts, a majority of which relates to residential MBS receiving credit ratings of Double A or better from the major rating agencies. We presently intend to hold our investment securities that are in an unrealized loss position at December 31, 2007, at least until we can recover their respective amortized cost. We have the ability to hold our debt securities until their maturities. Our subprime investment securities were collateralized primarily by pools of individual, direct mortgage loans, not other structured products such as collateralized debt obligations.

(52)

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized cost	Estimated fair value

Due in
2008	$1,830	$1,831
2009-2012	4,227	4,245
2013-2017	3,580	3,607
2018 and later	16,808	16,952

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

(In millions)	2007	2006	2005

Gains(a)	$1,026	$313	$509
Losses, including impairments	(141)	(181)	(132)
Net	$885	$132	$377

(a)	Included gain on sale of Swiss Re common stock of $566 million in 2007.

In the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales amounted to $18,981 million, $12,156 million and $12,273 million in 2007, 2006 and 2005, respectively, principally from the short-term nature of the investments that support the guaranteed investment contracts portfolio and the 2007 sale of Swiss Re common stock.

We recognized pre-tax gains on trading securities of $292 million, $5 million and $3 million in 2007, 2006 and 2005, respectively. Investments in retained interest decreased by $106 million during 2007, reflecting declines in fair value accounted for in accordance with SFAS 155.

(53)

Note 6. Financing Receivables (investments in loans and financing leases)

December 31 (In millions)	2007	2006

Loans, net of deferred income	$314,918	$264,039
Investment in financing leases, net of deferred income	75,015	68,569
	389,933	332,608
Less allowance for losses (note 7)	(4,329)	(4,019)
Financing receivables – net	$385,604	$328,589

Included in the above are $9,708 million and $11,509 million of the financing receivables of consolidated, liquidating securitization entities at December 31, 2007 and 2006, respectively.

Details of financing receivables – net follow.

December 31 (In millions)	2007	2006

GE Commercial Finance
Equipment and leasing	$89,239	$76,057
Commercial and industrial	58,853	50,186
Real estate	39,816	27,944
	187,908	154,187

GE Money
Non-U.S. residential mortgages(a)	73,759	58,237
Non-U.S. installment and revolving credit	33,924	29,976
U.S. installment and revolving credit	29,570	29,007
Non-U.S. auto	27,368	25,088
Other	10,198	8,059
	174,819	150,367

GE Infrastructure(b)(c)	22,095	21,200

Other(d)	5,111	6,854
	389,933	332,608
Less allowance for losses	(4,329)	(4,019)
Total	$385,604	$328,589

(a)
At December 31, 2007, net of credit insurance, approximately 26% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization.

(b)
Included loans and financing leases of $11,685 million and $11,165 million at December 31, 2007 and 2006, respectively, related to commercial aircraft at Aviation Financial Services and loans and financing leases of $7,898 million and $7,574 million at December 31, 2007 and 2006, respectively, related to Energy Financial Services.

(c)	Included only portions of the segment that are financial services businesses.
(d)	Included loans and financing leases of $5,106 million and $6,853 million at December 31, 2007 and 2006, respectively, related to certain consolidated, liquidating securitization entities.

(54)

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

For federal income tax purposes, the leveraged leases and the majority of the direct financing leases are leases in which GECS depreciates the leased assets and is taxed upon the accrual of rental income. Certain direct financing leases are loans for federal income tax purposes in which GECS is taxable only on the portion of each payment that constitutes interest, unless the interest is tax-exempt (e.g., certain obligations of state governments).

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

For federal income tax purposes, GECS is entitled to deduct the interest expense accruing on nonrecourse financing related to leveraged leases.

Net Investment in Financing Leases

	Total financing leases		Direct financing leases(a)		Leveraged leases(b)
December 31 (In millions)	2007	2006	2007	2006	2007	2006

Total minimum lease payments
receivable	$92,137	$88,598	$72,399	$64,637	$19,738	$23,961
Less principal and interest on
third-party nonrecourse debt	(14,102)	(17,309)	–	–	(14,102)	(17,309)
Net rentals receivable	78,035	71,289	72,399	64,637	5,636	6,652
Estimated unguaranteed residual
value of leased assets	10,306	10,062	7,500	7,068	2,806	2,994
Less deferred income	(13,326)	(12,782)	(10,650)	(9,634)	(2,676)	(3,148)
Investment in financing leases,
net of deferred income	75,015	68,569	69,249	62,071	5,766	6,498
Less amounts to arrive at net
investment
Allowance for losses	(571)	(392)	(559)	(370)	(12)	(22)
Deferred taxes	(7,089)	(8,314)	(2,654)	(3,410)	(4,435)	(4,904)
Net investment in financing leases	$67,355	$59,863	$66,036	$58,291	$1,319	$1,572

(a)	Included $802 million and $665 million of initial direct costs on direct financing leases at December 31, 2007 and 2006, respectively.
(b)
Included pre-tax income of $412 million and $306 million and income tax of $156 million and $115 million during 2007 and 2006, respectively. Net investment credits recognized on leveraged leases during 2007 and 2006 were inconsequential.

(55)

Contractual Maturities

(In millions)	Total loans	Net rentals receivable

Due in
2008	$94,720	$22,455
2009	36,401	15,534
2010	28,258	12,057
2011	21,267	8,778
2012	19,364	5,435
2013 and later	114,908	13,776
Total	$314,918	$78,035

We expect actual maturities to differ from contractual maturities.

Individually “impaired” loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans follows.

December 31 (In millions)	2007	2006

Loans requiring allowance for losses	$1,004	$1,147
Loans expected to be fully recoverable	391	497
	$1,395	$1,644

Allowance for losses	$366	$393
Average investment during year	1,594	1,687
Interest income earned while impaired(a)	19	34

(a)	Recognized principally on cash basis.

(56)

Note 7. Allowance for Losses on Financing Receivables

(In millions)	2007	2006	2005

Balance at January 1
GE Commercial Finance	$896	$1,117	$1,587
GE Money
U.S.	909	735	833
Non-U.S.	2,146	1,912	2,017
GE Infrastructure(a)	44	220	583
Other	24	22	5
	4,019	4,006	5,025

Provision charged to operations
GE Commercial Finance	525	119	276
GE Money
U.S.	2,032	1,226	1,183
Non-U.S.	1,974	1,832	1,552
GE Infrastructure(a)	6	(64)	210
Other	9	17	18
	4,546	3,130	3,239

Securitization	(800)	(195)	(277)
Other	360	200	(147)

Gross write-offs
GE Commercial Finance	(677)	(563)	(901)
GE Money
U.S.	(1,584)	(1,111)	(1,264)
Non-U.S.	(3,334)	(2,990)	(2,532)
GE Infrastructure(a)	(23)	(112)	(572)
Other	(17)	(29)	(39)
	(5,635)	(4,805)	(5,308)

Recoveries
GE Commercial Finance	149	194	187
GE Money
U.S.	369	275	258
Non-U.S.	1,319	1,212	1,025
GE Infrastructure(a)	–	–	–
Other	2	2	4
	1,839	1,683	1,474

Balance at December 31
GE Commercial Finance	1,105	896	1,117
GE Money
U.S.	1,024	909	735
Non-U.S.	2,155	2,146	1,912
GE Infrastructure(a)	27	44	220
Other	18	24	22
Total	$4,329	$4,019	$4,006

(a)	Included only portions of the segment that are financial services businesses.

(57)

See note 6 for amounts related to consolidated, liquidating securitization entities.

Selected Financing Receivables Ratios

December 31	2007	2006

Allowance for losses on financing receivables as a percentage of total financing receivables
GE Commercial Finance	0.59%	0.58%
GE Money	1.82	2.03
U.S.	3.43	3.09
Non-U.S.	1.49	1.77
GE Infrastructure(a)	0.12	0.21
Other	0.35	0.35
Total	1.11	1.21

Nonearning financing receivables as a percentage of total financing receivables
GE Commercial Finance	0.9%	1.0%
GE Money	2.1	2.1
U.S.	1.8	1.7
Non-U.S.	2.2	2.2
GE Infrastructure(a)	–	–
Other	1.4	1.2
Total	1.4	1.5

(a)	Included only portions of the segment that are financial services businesses.

(58)

Note 8. Property, plant and equipment

December 31 (Dollars in millions)	Estimated useful lives-new (years)		2007	2006

Original cost(a)
Land and improvements, buildings, structures and
related equipment	2-40	(b)	$6,083	$5,027
Equipment leased to others
Aircraft	20		37,271	36,146
Vehicles	1-14		32,079	26,937
Mobile equipment	12–25		2,964	4,059
Railroad rolling stock	5-36		3,866	3,509
Construction and manufacturing	2-25		3,031	1,932
All other	2–40		2,961	2,771
Total			$88,255	$80,381

Net carrying value(a)
Land and improvements, buildings, structures and
related equipment			$3,710	$2,759
Equipment leased to others
Aircraft(c)			30,414	29,886
Vehicles			20,701	17,132
Mobile equipment			1,976	2,546
Railroad rolling stock			2,789	2,395
Construction and manufacturing			2,055	1,291
All other			2,108	1,966
Total			$63,753	$57,975

(a)	Included $1,513 million and $1,763 million of original cost of assets leased to GE with accumulated amortization of $315 million and $293 million at December 31, 2007 and 2006, respectively.
(b)	Estimated useful lives exclude land.
(c)
The Aviation Financial Services business of GE Infrastructure recognized impairment losses of $110 million in 2007 and $51 million in 2006 recorded in the caption “Depreciation and amortization” in the Statement of Earnings to reflect adjustments to fair value based on current market values from independent appraisers.

Amortization of equipment leased to others was $7,222 million, $5,839 million and $5,642 million in 2007, 2006 and 2005, respectively. Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2007, are as follows:

(In millions)

Due in
2008	$12,423
2009	7,594
2010	6,024
2011	4,601
2012	3,582
2013 and later	10,709
Total	$44,933

(59)

Note 9. Goodwill and Other Intangible Assets

December 31 (In millions)	2007	2006

Goodwill	$25,427	$22,754
Intangible assets subject to amortization	4,545	3,176
Total	$29,972	$25,930

Changes in goodwill balances follow.

2007
(In millions)	GE Commercial Finance	GE Money	GE Infrastructure(a)	Total

Balance January 1	$12,745	$9,845	$164	$22,754
Acquisitions/purchase accounting	1,568	2	368	1,938
adjustments
Dispositions, currency exchange
and other	308	426	1	735
Balance December 31	$14,621	$10,273	$533	$25,427

2006
(In millions)	GE Commercial Finance	GE Money	GE Infrastructure(a)	Total

Balance January 1	$12,027	$9,184	$126	$21,337
Acquisitions/purchase accounting
adjustments	566	309	39	914
Dispositions, currency exchange
and other	152	352	(1)	503
Balance December 31	$12,745	$9,845	$164	$22,754

(a)	Included only portions of the segment that are financial services businesses.

Goodwill balances increased $2,056 million in 2007 as a result of new acquisitions. The largest goodwill balance increases arose from acquisitions of Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. ($694 million), Sanyo Electric Credit Co., Ltd. ($548 million) and Trustreet Properties, Inc. ($351 million) all by GE Commercial Finance. The goodwill balance declined by $118 million related to purchase accounting adjustments to prior-year acquisitions during 2007.

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

(60)

Upon closing an acquisition, we estimate the fair values of assets and liabilities acquired and consolidate the acquisition as quickly as possible. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, then to adjust the acquired company’s accounting policies, procedures, books and records to our standards, it is often several quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for our initial estimates to be subsequently revised.

Intangible Assets Subject to Amortization

	2007			2006
December 31 (In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$2,185	$(867)	$1,318	$1,410	$(654)	$756
Patents, licenses and
trademarks	602	(315)	287	413	(265)	148
Capitalized software	1,857	(1,105)	752	1,645	(965)	680
Lease valuations	1,909	(376)	1,533	851	(132)	719
Present value of future
profits	818	(364)	454	829	(297)	532
All other	350	(149)	201	500	(159)	341
Total	$7,721	$(3,176)	$4,545	$5,648	$(2,472)	$3,176

During 2007, we recorded additions to intangible assets subject to amortization of $1,978 million. The components of finite-lived intangible assets acquired during 2007 and their respective weighted-average useful lives are: $603 million – Customer-related (8.3 years); $195 million – Patents, licenses and trademarks (23.4 years); $188 million – Capitalized software (4.3 years); and $992 million – Lease valuations (7.6 years).

Amortization expense related to intangible assets subject to amortization was $888 million and $604 million for 2007 and 2006, respectively. We estimate that annual pre-tax amortization for intangible assets subject to amortization over the next five calendar years to be as follows: 2008 – $827 million; 2009 – $733 million; 2010 – $618 million; 2011 – $540 million; 2012 – $486 million.

(61)

Note 10. Other Assets

December 31 (In millions)	2007	2006

Investments
Real estate(a)	$40,488	$27,252
Associated companies	17,026	12,053
Assets held for sale(b)	10,690	7,738
Cost method(c)	2,742	2,348
Other	1,020	931
	71,966	50,322

Derivative instruments	3,271	1,981
Advances to suppliers	2,046	1,714
Deferred acquisition costs	1,282	1,380
Other	4,840	3,990
Total	$83,405	$59,387

(a)
Our investment in real estate consisted principally of two categories: real estate held for investment and equity method investments. Both categories contained a wide range of properties including the following at December 31, 2007: office buildings (49%), apartment buildings (14%), industrial properties (11%), retail facilities (9%), franchise properties (7%), parking facilities (2%) and other (8%). At December 31, 2007, investments were located in the Americas (48%), Europe (33%) and Asia (19%).

(b)
Assets were classified as held for sale on the date a decision was made to dispose of them through sale, securitization or other means. Such assets consisted primarily of real estate properties and credit card receivables, and were accounted for at the lower of carrying amount or estimated fair value less costs to sell. These amounts are net of valuation allowances of $153 million and $3 million at December 31, 2007 and 2006, respectively.

(c)
The fair value of and unrealized loss on those investments in a continuous loss position for less than 12 months at December 31, 2007, were $546 million and $93 million, respectively, which included $282 million fair value and $15 million unrealized losses related to our investment in FGIC Corporation (FGIC) preferred stock and $36 million fair value and $29 million unrealized losses related to our investment in FGIC common stock. The fair value of and unrealized loss on those investments in a continuous loss position for 12 months or more at December 31, 2007, were $18 million and $8 million, respectively. The fair value of and unrealized loss on those investments in a continuous loss position for less than 12 months at December 31, 2006, were $113 million and $25 million, respectively. The fair value of and unrealized loss on those investments in a continuous loss position for 12 months or more at December 31, 2006, were $38 million and $8 million, respectively.

(62)

Note 11. Borrowings

Short-Term Borrowings

	2007			2006
		Average			Average
December 31 (Dollars in millions)	Amount	rate	(a)	Amount	rate	(a)

Commercial paper
U.S.
Unsecured	$72,392	4.69%		$67,423	5.37%
Asset-backed(b)	4,775	4.94		6,430	5.35
Non-U.S.	28,711	4.99		26,328	4.38
Current portion of long-term debt(c)	56,302	5.01		44,550	4.86
Bank deposits(d)	11,486	3.04		9,731	3.50
GE Interest Plus notes(e)	9,590	5.23		9,161	5.43
Other	9,165			9,690
Total	$192,421			$173,313

(a)
Based on year-end balances and year-end local currency interest rates. Current portion of long-term debt included the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.

(b)	Entirely obligations of consolidated, liquidating securitization entities. See note 6.
(c)	Included $1,106 million of asset-backed, liquidating securitization entities at December 31, 2007 and none at December 31, 2006.
(d)	Included $10,789 million and $9,731 million of deposits in non-U.S. banks at December 31, 2007 and 2006, respectively.
(e)	Entirely variable denomination floating rate demand notes.

Long-Term Borrowings

	2007
	Average
December 31 (Dollars in millions)	rate	(a)	Maturities	2007	2006

Senior notes
Unsecured	5.23%		2009-2055	$283,099	$235,942
Asset-backed(b)	5.13		2009-2035	5,528	5,810
Extendible notes	5.10		2009-2012	8,500	6,000
Subordinated notes(c)(d)	6.08		2009-2067	11,377	5,201
Total				$308,504	$252,953

(a)	Based on year-end balances and year-end local currency interest rates, including the effects of related interest rate and currency swaps, if any, directly associated with the original debt issuance.
(b)	Included $3,410 million and $4,684 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at December 31, 2007 and 2006, respectively. See note 6.
(c)	Included $750 million of subordinated notes guaranteed by GE at December 31, 2007 and 2006.
(d)	Included $8,064 million and $2,019 million of subordinated debentures receiving rating agency equity credit at December 31, 2007 and 2006, respectively.

Our borrowings are addressed below from the perspectives of liquidity, interest rate and currency risk management. Additional information about borrowings and associated swaps can be found in note 18.

(63)

Liquidity is affected by debt maturities and our ability to repay or refinance such debt. Long-term debt maturities, including borrowings from GE, over the next five years follow.

(In millions)

2008		2009		2010	2011	2012

$56,302	(a)	$63,459	(b)	$54,373	$32,143	$39,394

(a)	Fixed and floating rate notes of $793 million contain put options with exercise dates in 2008, and which have final maturity dates in 2009 ($100 million) and beyond 2012 ($693 million).
(b)	Floating rate extendible notes of $6,500 million are due in 2009, but are extendible at the option of the investors to a final maturity in 2011 ($4,000 million) and 2012 ($2,500 million).

Committed credit lines totaling $64.8 billion had been extended to us by 72 banks at year-end 2007. Availability of these lines is shared between GE and GECS with $15.0 billion and $64.8 billion available to GE and GECS, respectively. Our lines include $37.2 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. The remaining $27.6 billion are 364-day lines that contain a term-out feature that allows us to extend the borrowings for one year from the date of expiration of the lending agreement. We pay banks for credit facilities, but amounts were insignificant in each of the past three years.

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

Derivative Fair Values by Activity/Instrument

December 31 (In millions)	2007	2006

Cash flow hedges	$497	$763
Fair value hedges	(75)	(147)
Total	$422	$616

Interest rate swaps	$(1,559)	$(860)
Currency swaps	1,981	1,476
Total	$422	$616

We regularly assess the effectiveness of all hedge positions where required using a variety of techniques, including cumulative dollar offset and regression analysis, depending on which method was selected at inception of the respective hedge. Adjustments related to fair value hedges decreased the carrying amount of debt outstanding at December 31, 2007, by $33 million. At December 31, 2007, the maximum term of derivative instruments that hedge forecasted transactions was 28 years and related to hedges of long-term, non-U.S. dollar denominated fixed rate debt. See note 18.

(64)

Note 12. Investment Contracts, Insurance Liabilities and Insurance Annuity Benefits

December 31 (In millions)	2007	2006

Investment contracts	$4,536	$5,089
Guaranteed investment contracts	11,705	11,870
Total investment contracts	16,241	16,959

Life insurance benefits(a)	14,360	14,054
Unpaid claims and claims adjustment expenses	2,782	2,714
Unearned premiums	656	740
Universal life benefits	320	340
Total	$34,359	$34,807

(a)	Life insurance benefits are accounted for mainly by a net-level-premium method using estimated yields generally ranging from 3.0% to 8.5% in both 2007 and 2006.

When insurance affiliates cede insurance to third parties, they are not relieved of their primary obligation to policyholders. Losses on ceded risks give rise to claims for recovery; we establish allowances for probable losses on such receivables from reinsurers as required.

We recognize reinsurance recoveries as a reduction of the Statement of Earnings caption “Investment contracts, insurance losses and insurance annuity benefits.” Reinsurance recoveries were $104 million, $162 million and $183 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 13. Income Taxes

The provision for income taxes is summarized in the following table.

(In millions)	2007	2006	2005

Current tax expense	$1,277	$391	$2,090
Deferred tax expense (benefit) from temporary differences	59	1,007	(944)
	$1,336	$1,398	$1,146

We are included in the consolidated U.S. federal income tax return which GE Company files. The provision for current tax expense includes our effect on the consolidated return.

U.S. earnings from continuing operations before income taxes were $1,533 million in 2007, $3,113 million in 2006 and $2,783 million in 2005. The corresponding amounts for non-U.S.-based operations were $12,231 million in 2007, $8,540 million in 2006 and $7,367 million in 2005.

Current tax expense includes amounts applicable to U.S. federal income taxes of $(579) million, $(239) million and $1,148 million in 2007, 2006 and 2005, respectively, and amounts applicable to non-U.S. jurisdictions of $1,588 million, $485 million and $740 million in 2007, 2006 and 2005, respectively. Deferred taxes related to U.S. federal income taxes were expenses of $421 million and $699 million in 2007 and 2006, respectively, and a benefit of $(382) million in 2005.

(65)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established.

Our businesses are subject to a wide variety of U.S. federal, state and foreign tax laws and regulations. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, which is scheduled to expire at the end of 2008, has been scheduled to expire on four previous occasions, and each time it has been extended by Congress. If this provision is not extended, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision were not extended, we expect our effective tax rate to increase after 2010.

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and, at December 31, 2007, were approximately $40 billion. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.

As discussed in note 1, on January 1, 2007, we adopted a new accounting standard, FIN 48, Accounting for Uncertainty in Income Taxes, which had no effect on retained earnings.

Annually, GE files over 6,500 income tax returns in over 250 global taxing jurisdictions, a substantial portion of which include our activities. We are under examination or engaged in tax litigation in many of these jurisdictions. During 2007, the IRS completed the audit of our consolidated U.S. income tax returns for 2000-2002. The IRS is currently auditing our consolidated U.S. income tax returns for 2003-2005. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. It is reasonably possible that 2003-2005 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

(66)

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
(In millions)	12/31/07	1/1/07

Unrecognized tax benefits	$3,906	$3,507
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,475	2,403
Accrued interest on unrecognized tax benefits	670	685
Accrued penalties on unrecognized tax benefits	55	96
Reasonably possible reduction to the balance of unrecognized tax benefits in
succeeding 12 months	0-1,000	0-500
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-750	0-200

(a)	Some portion of such reduction might be reported as discontinued operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(In millions)	2007

Balance at January 1, 2007	$3,507
Additions for tax positions of the current year	71
Additions for tax positions of prior years	1,051
Reductions for tax positions of prior years	(401)
Settlements with tax authorities	(291)
Expiration of the statute of limitations	(31)
Balance at December 31, 2007	$3,906

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the year ended December 31, 2007, $(15) million of interest expense and $(41) million of tax expense related to penalties were recognized in the statement of operations.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate

	2007	2006	2005

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from
Tax on global activities including exports	(21.2)	(21.1)	(22.2)
U.S. business credits	(1.5)	(2.2)	(2.7)
SES transaction	(4.0)	–	–
All other – net	1.4	0.3	1.2
	(25.3)	(23.0)	(23.7)
Actual income tax rate	9.7%	12.0%	11.3%

(67)

Principal components of our net liability representing deferred income tax balances are as follows:

December 31 (In millions)	2007	2006

Assets
Allowance for losses	$1,588	$1,514
Non-U.S. loss carryforwards(a)	810	652
Cash flow hedges	494	50
Other – net	6,059	5,336
Total deferred income tax assets	8,951	7,552

Liabilities
Financing leases	7,089	8,314
Operating leases	4,478	4,327
Intangible assets	1,426	1,287
Other – net	4,711	6,194
Total deferred income tax liabilities	17,704	20,122

Net deferred income tax liability	$8,753	$12,570

(a)
Net of valuation allowances of $225 million and $171 million for 2007 and 2006, respectively. Of the net deferred tax asset as of December 31, 2007, of $810 million, $16 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2008, through December 31, 2010, $30 million relates to net operating losses that expire in various years ending from December 31, 2011, through December 31, 2022, and $764 million relates to net operating loss carryforwards that may be carried forward indefinitely.

Note 14. Minority Interest in Equity of Consolidated Affiliates

Minority interest in equity of consolidated affiliates includes common shares in consolidated affiliates and preferred stock issued by affiliates of GE Capital. Preferred shares that we are required to redeem at a specified or determinable date are classified as liabilities. The balance is summarized as follows:

December 31 (In millions)	2007	2006

Minority interest in consolidated affiliates(a)	$1,270	$717
Minority interest in preferred stock(b)	231	1,232
	$1,501	$1,949

(a)	Included minority interest in partnerships and common shares of consolidated affiliates.
(b)
The preferred stock primarily pays cumulative dividends at variable rates. Dividend rates in local currency on the preferred stock ranged from 3.88% to 5.52% during 2007 and 3.28% to 5.49% during 2006.

(68)

Note 15. Shareowner’s Equity

(In millions)	2007	2006	2005

Cumulative preferred stock issued	$10	$10	$10

Common stock issued	$1	$1	$1

Accumulated nonowner changes other than earnings
Balance at January 1	$5,982	$3,519	$6,863
Investment securities – net of deferred taxes
of $(510), $101 and $(301)	(974)	273	(240)
Currency translation adjustments – net of deferred taxes
of $(1,364), $(1,476) and $691	2,648	2,682	(2,817)
Cash flow hedges – net of deferred taxes
of $(263), $75 and $336	(28)	585	557
Benefit plans – net of deferred taxes
of $68, $(16) and $2(a)	173	20	(29)
Reclassification adjustments
Investment securities – net of deferred taxes
of $(375), $(233) and $(189)	(510)	(433)	(351)
Currency translation adjustments	(13)	(132)	–
Cash flow hedges – net of deferred taxes
of $(97), $(65) and $(257)	(528)	(413)	(464)
Cumulative effect of change in accounting principle -
net of deferred taxes of $(58)	–	(119)	–
Balance at December 31(b)	$6,750	$5,982	$3,519

Additional paid-in capital
Balance at January 1	$12,527	$12,376	$12,360
Contributions(c)	37	151	16
Balance at December 31	$12,564	$12,527	$12,376

Retained earnings
Balance at January 1(d)	$35,500	$34,906	$35,145
Net earnings	10,301	10,658	7,577
Dividends(c)	(7,450)	(9,987)	(7,816)
Balance at December 31	$38,351	$35,577	$34,906

Total equity
Balance at December 31	$57,676	$54,097	$50,812

(a)	For 2007, included $148 million of gains (losses) arising during the year and $25 million of amortization of gains (losses) – net of deferred taxes of $54 million and $14 million, respectively.
(b)
At December 31, 2007, included additions of equity of $625 million related to hedges of our investments in subsidiaries that have functional currencies other than the U.S. dollar and reductions of $727 million related to cash flow hedges of forecasted transactions, of which we expect to transfer $124 million to earnings as an expense in 2008 along with the earnings effects of the related forecasted transaction.

(c)	Total dividends and other transactions with shareowner reduced equity by $7,413 million in 2007, $9,836 million in 2006 and $7,800 million in 2005.
(d)	2007 opening balance change reflects cumulative effect of change in accounting principle of $(77) million related to adoption of FSP FAS 13-2.

(69)

Our outstanding preferred stock amounted to $510 million at December 31, 2007, all of which was held by a consolidated affiliate with the exception of $10 million of such shares, which were dividended to GE Company in 1994. All other equity is owned entirely by GE Company and an affiliate.

Certain of our consolidated affiliates are restricted from remitting certain funds to us in the form of dividends or loans by a variety of regulations or statutory requirements. At December 31, 2007, restricted net assets of these affiliates amounted to $23.4 billion.

At December 31, 2007 and 2006, the aggregate statutory capital and surplus of the insurance activities totaled $2.2 billion and $2.1 billion, respectively. Accounting practices prescribed by statutory authorities are used in preparing statutory statements.

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

(70)

Certain supplemental information related to our cash flows is shown below.

December 31 (In millions)	2007	2006	2005

All other operating activities
Net change in other assets	$(1,513)	$(1,711)	$(969)
Amortization of intangible assets	888	604	444
Realized gains on sale of investment securities	(885)	(132)	(377)
Other	986	1,962	2,820
	$(524)	$723	$1,918

Net increase in financing receivables
Increase in loans to customers	$(410,336)	$(372,582)	$(311,585)
Principal collections from customers – loans	322,419	297,165	264,182
Investment in equipment for financing leases	(26,489)	(25,618)	(23,508)
Principal collections from customers – financing leases	20,868	18,791	21,770
Net change in credit card receivables	(38,378)	(25,790)	(21,391)
Sales of financing receivables	86,548	67,471	54,144
	$(45,368)	$(40,563)	$(16,388)

All other investing activities
Purchases of securities by insurance activities	$(13,279)	$(11,891)	$(8,825)
Dispositions and maturities of securities by insurance activities	15,602	11,635	10,792
Other assets – investments	(10,220)	(6,237)	(919)
Other	(1,034)	548	(3,492)
	$(8,931)	$(5,945)	$(2,444)

Newly issued debt having maturities longer than 90 days
Short-term (91 to 365 days)	$1,226	$1,237	$4,675
Long-term (longer than one year)	90,766	86,024	60,177
Proceeds – nonrecourse, leveraged lease	24	1,015	203
	$92,016	$88,276	$65,055

Repayments and other reductions of debt having maturities
longer than 90 days
Short-term (91 to 365 days)	$(43,938)	$(42,268)	$(38,132)
Long-term (longer than one year)	(4,481)	(5,572)	(10,743)
Principal payments – nonrecourse, leveraged lease	(1,109)	(1,404)	(831)
	$(49,528)	$(49,244)	$(49,706)

All other financing activities
Proceeds from sales of investment contracts	$12,641	$16,418	$15,806
Redemption of investment contracts	(13,862)	(17,603)	(16,934)
Other	17	11	–
	$(1,204)	$(1,174)	$(1,128)

(71)

Note 17. Operating Segments

Revenues

	Total revenues			Intersegment revenues(a)			External revenues
(In millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005

GE Commercial Finance(b)	$34,288	$30,853	$27,273	$113	$180	$221	$34,175	$30,673	$27,052
GE Money	25,019	19,783	17,072	9	37	52	25,010	19,746	17,020
GE Infrastructure(c)	7,244	6,017	5,044	–	6	–	7,244	6,011	5,044
GECS corporate items
and eliminations	5,635	4,973	5,818	(122)	(223)	(273)	5,757	5,196	6,091
Total	$72,186	$61,626	$55,207	$–	$–	$–	$72,186	$61,626	$55,207

(a)	Sales from one component to another generally are priced at equivalent commercial selling prices.
(b)	During the fourth quarter of 2007, we transferred the Equipment Services business from the GE Industrial segment to the GE Commercial Finance segment.
(c)	Included only portions of the segment that are financial services businesses.

Revenues from customers located in the United States were $35,476 million, $33,836 million and $31,799 million in 2007, 2006 and 2005, respectively. Revenues from customers located outside the United States were $36,710 million, $27,790 million and $23,408 million in 2007, 2006 and 2005, respectively.

	Depreciation and amortization For the years ended December 31			Provision for income taxes
(In millions)	2007	2006	2005	2007	2006	2005

GE Commercial Finance	$6,820	$5,170	$4,560	$414	$954	$1,035
GE Money	488	388	338	505	413	390
GE Infrastructure(a)	1,567	1,421	1,439	281	199	(202)
GECS corporate items and eliminations	128	114	86	136	(168)	(77)
Total	$9,003	$7,093	$6,423	$1,336	$1,398	$1,146

(a)	Included only portions of the segment that are financial services businesses.

	Interest on loans			Interest expense
(In millions)	2007	2006	2005	2007	2006	2005

GE Commercial Finance	$8,460	$7,376	$6,042	$11,428	$8,487	$6,429
GE Money	14,510	12,299	11,068	8,888	6,542	5,265
GE Infrastructure(a)	754	686	541	2,320	2,067	1,706
GECS corporate items and eliminations	310	394	427	95	761	645
Total	$24,034	$20,755	$18,078	$22,731	$17,857	$14,045

(a)	Included only portions of the segment that are financial services businesses.

(72)

	Assets(b)(c) At December 31			Property, plant and equipment additions(d) For the years ended December 31
(In millions)	2007	2006	2005	2007	2006	2005

GE Commercial Finance	$310,412	$252,901	$207,984	$13,050	$10,892	$8,792
GE Money	210,952	179,284	148,171	184	225	156
GE Infrastructure(a)	64,375	60,658	53,852	4,600	3,375	2,874
GECS corporate items and eliminations	60,400	71,825	130,577	8	54	13
Total	$646,139	$564,668	$540,584	$17,842	$14,546	$11,835

(a)	Included only portions of the segment that are financial services businesses.
(b)	Assets of discontinued operations are included in GECS corporate items and eliminations for all periods presented.
(c)
Total assets of the GE Commercial Finance, GE Money and GE Infrastructure operating segments at December 31, 2007, include investment in and advances to associated companies of $1,878 million, $11,115 million and $3,922 million, respectively, which contributed approximately $241 million, $1,430 million and $501 million, respectively, to segment pre-tax income for the year ended December 31, 2007. Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included: total assets of $132,946 million, primarily financing receivables of $82,837 million; total liabilities of $116,565 million, primarily bank deposits of $63,511 million; revenues totaling $16,870 million; and net earnings totaling $3,298 million.

(d)	Additions to property, plant and equipment include amounts relating to principal businesses purchased.

Property, plant and equipment – net associated with operations based in the United States were $18,363 million, $17,859 million and $16,611 million at year-end 2007, 2006 and 2005, respectively. Property, plant and equipment – net associated with operations based outside the United States were $45,390 million, $40,116 million and $34,136 million at year-end 2007, 2006 and 2005, respectively.

Basis for presentation

Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described in note 1. Segment results include an allocation for a portion of corporate overhead costs, which include such items as employee compensation and benefits. Segment results reflect the discrete tax effect of transactions, but the intraperiod tax allocation is reflected outside of the segment unless otherwise noted in segment results.

Effects of transactions between related companies are eliminated. As a wholly-owned subsidiary, GECS enters into various operating and financing arrangements with GE. These arrangements are on terms that are commercially reasonable but are related party transactions and therefore require the following disclosures. At December 31, 2007 and 2006, financing receivables included $6,164 million and $6,017 million, respectively, of receivables from GE customers. Other receivables included $5,287 million and $4,555 million, respectively, of receivables from GE. Property, plant and equipment included $1,198 million and $1,470 million, respectively, of property, plant and equipment leased to GE, net of accumulated depreciation. Borrowings included $2,363 million and $3,703 million, respectively, of amounts held by GE.

Details of segment profit by operating segment can be found in the Summary of Operating Segments table on page 17 of this report.

(73)

Note 18. Financial Instruments

	2007				2006
			Assets (liabilities)				Assets (liabilities)
December 31 (In millions)	Notional amount		Carrying amount (net)	Estimated fair value	Notional amount		Carrying amount (net)	Estimated fair value
Assets
Loans	$	(a)	$311,160	$309,065	$	(a)	$260,412	$259,883
Other commercial and
residential mortgages
held for sale		(a)	4,891	4,939		(a)	2,644	2,703
Loans held for sale		(a)	3,808	3,809		(a)	3,498	3,498
Other financial instruments(b)		(a)	2,778	3,164		(a)	2,439	2,883
Liabilities
Borrowings(c)(d)		(a)	(500,925)	(503,610)		(a)	(426,266)	(432,261)
Investment contract benefits		(a)	(4,536)	(4,914)		(a)	(5,089)	(5,080)
Guaranteed investment
contracts		(a)	(11,705)	(11,630)		(a)	(11,870)	(11,756)
Insurance – credit life(e)		1,500	(35)	(24)		2,634	(81)	(61)

(a)	These financial instruments do not have notional amounts.
(b)	Principally cost method investments.
(c)	Included effects of interest rate and cross-currency derivatives.
(d)	See note 11.
(e)	Net of reinsurance of $2,815 million and $840 million at December 31, 2007 and 2006, respectively.

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

(74)

Guaranteed investment contracts

Based on present value of future cash flows, discounted using current benchmark interest rates.

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

Insurance – credit life

Certain insurance affiliates, primarily in GE Money, issue credit life insurance designed to pay the balance due on a loan if the borrower dies before the loan is repaid. As part of our overall risk management process, we cede to third parties a portion of this associated risk, but are not relieved of our primary obligation to policyholders.

Loan Commitments

	Notional amount
December 31 (In millions)	2007	2006

Ordinary course of business lending commitments(a)	$12,854	$9,945
Unused revolving credit lines(b)
Commercial	26,305	24,963
Consumer – principally credit cards	454,089	476,831

(a)	Excluded investment commitments of $4,393 million and $2,881 million as of December 31, 2007 and 2006, respectively.
(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,848 million and $11,044 million as of December 31, 2007 and 2006, respectively.

Derivatives and hedging

We conduct our business activities in diverse markets around the world, including countries where obtaining local funding is sometimes inefficient. The nature of our activities exposes us to changes in interest rates and currency exchange rates. We manage such risks using various techniques including debt whose terms correspond to terms of the funded assets, as well as combinations of debt and derivatives that achieve our objectives. We also are exposed to various commodity price risks and address certain of these risks with commodity contracts. We value derivatives that are not exchange-traded with internal market-based valuation models. When necessary, we also obtain information from our derivative counterparties to validate our models and to value the few products that our internal models do not address.

(75)

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

We use swaps, futures and option contracts, including caps, floors and collars, as economic hedges of changes in interest rates, currency exchange rates and equity prices on certain types of assets and liabilities. We sometimes use credit default swaps to economically hedge the credit risk of various counterparties with which we have entered into loan or leasing arrangements. We occasionally obtain equity warrants as part of sourcing or financing transactions. Although these instruments are derivatives, their economic risks are similar to, and managed on the same basis as, risks of other equity instruments we hold. These instruments are marked to market through earnings.

Earnings effects of derivatives designated as hedges

At December 31, 2007, approximately 53% of our total interest rate swaps designated as hedges were exempt from ongoing tests of effectiveness. The following table provides information about the earnings effects of derivatives designated and qualifying as hedges, but not qualifying for the assumption of no ineffectiveness.

Pre-tax Gains (Losses)

December 31 (In millions)	2007	2006	2005

Cash flow hedges
Ineffectiveness	$(3)	$10	$(27)
Amounts excluded from the measure of effectiveness	(17)	(16)	(5)

Fair value hedges
Ineffectiveness	7	(47)	4
Amounts excluded from the measure of effectiveness	(13)	33	(8)

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

(76)

U.S. Treasury or other highly-rated securities) when the current market value of derivative contracts exceeds a specified limit. We evaluate credit risk exposures and compliance with credit exposure limits net of such collateral.

Fair values of our derivatives assets and liabilities represent the replacement value of existing derivatives at market prices and can change significantly from period to period based on, among other factors, market movements and changes in our positions. At December 31, 2007, our exposure to counterparties, after consideration of netting arrangements and collateral, was about $1,700 million.

Following is our policy relating to initial credit rating requirements and to exposure limits to counterparties.

Counterparty Credit Criteria

Credit rating
	Moody’s	S&P

Foreign exchange forwards and other derivatives less than one year	P-1	A-1
All derivatives between one and five years	Aa3(a)	AA-(a)
All derivatives greater than five years	Aaa(a)	AAA(a)

(a)	Counterparties that have an obligation to provide collateral to cover credit exposure in accordance with a credit support agreement must have a minimum A3/A- rating.

Exposure Limits

(In millions)

Minimum rating		Exposure(a)
Moody’s	S&P	With collateral arrangements	Without collateral arrangements

Aaa	AAA	$100	$75
Aa3	AA–	50	50
A3	A–	5	–

(a)	For derivatives with maturities less than one year, counterparties are permitted to have unsecured exposure up to $150 million with a minimum rating of A-1/P-1.

Note 19. Off-Balance Sheet Arrangements

We securitize financial assets in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party entities to execute off-balance sheet securitization transactions funded in the commercial paper and term bond markets. Assets in off-balance sheet securitization entities amounted to $54,918 million and $42,363 million at December 31, 2007 and 2006, respectively.

In a typical securitization transaction, we sell assets to a special purpose entity, which has obtained cash by issuing beneficial interests, usually debt, to third parties. These beneficial interests are credit enhanced, normally through over collateralization, but also with other forms of liquidity and credit support arrangements.

(77)

Assets in off-balance sheet securitization entities comprise the following:

December 31 (In millions)	2007	2006

Receivables secured by
Equipment	$6,552	$7,568
Commercial real estate	9,244	7,865
Residential real estate	204	–
Other assets	12,880	13,257
Credit card receivables	22,793	13,497
Trade receivables	3,245	176
Total securitized assets(a)(b)	$54,918	$42,363

(a)
At December 31, 2007 and 2006, liquidity support amounted to $2,810 million and $753 million, respectively. The December 31, 2006, amount is net of $3,034 million deferred beyond one year. Credit support amounted to $2,804 million and $3,815 million at December 31, 2007 and 2006, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $2 million and $15 million at December 31, 2007 and 2006, respectively.

Gross securitization gains amounted to $1,812 million in 2007, compared with $1,187 million in 2006 and $1,051 million in 2005.

Amounts recognized in our financial statements related to sales to off-balance sheet securitization entities are as follows:

December 31 (In millions)	2007	2006

Retained interests	$5,812	$4,273
Servicing assets	8	14
Servicing liabilities	(10)	(5)
Recourse liabilities	(2)	(15)
Total	$5,808	$4,267

•
Retained interests. When we securitize receivables, we determine fair value of retained interests based on discounted cash flow models that incorporate, among other things, assumptions about loan pool credit losses, prepayment speeds and discount rates. These assumptions are based on our experience, market trends and anticipated performance related to the particular assets securitized. We classify retained interests in securitized receivables as investment securities and mark them to fair value each reporting period, updating our models for current assumptions. These assets decrease as cash is received in payment. We recorded a loss in operations of $106 million in 2007 to reflect decreases in fair value on retained interests in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments. When the carrying amounts of other retained interests exceed their fair value, we evaluate whether the unrealized loss is other than temporary and, if it is, record any indicated loss in operations. We recorded $113 million and $37 million of other than temporary losses in operations during 2007 and 2006, respectively.

(78)

•
Servicing. Following a securitization transaction, we also may provide servicing for a market-based fee based on remaining outstanding principal balances. Where the fee does not represent adequate compensation, a servicing asset or liability is recorded, as appropriate. Their value is subject to credit, prepayment and interest rate risk.

•	Recourse liabilities. Certain transactions involve credit support agreements. As a result, we provide for expected credit losses at amounts that approximate fair value.

The following table summarizes data related to securitization sales that we completed during 2007 and 2006.

(Dollars in millions)	Equipment	Commercial real estate	Credit card receivables	Other assets

2007
Cash proceeds from securitization	$2,648	$3,245	$12,359	$2,400
Proceeds from collections
reinvested in new receivables	−	−	24,109	32,509
Cash received on retained interests	155	117	3,268	449
Cash received from servicing and
other sources	24	26	354	168
Weighted average lives (in months)	24	78	8	41

Assumptions as of sale date(a)
Discount rate	12.6%	12.8%	13.4%	12.0%
Prepayment rate(b)	11.7	6.8	11.0	14.5
Estimate of credit losses	0.8	0.4	6.8	1.4

2006
Cash proceeds from securitization	$2,784	$4,427	$5,251	$6,826
Proceeds from collections
reinvested in new receivables	–	–	16,360	30,584
Cash received on retained interests	236	80	2,307	341
Cash received from servicing and
other sources	45	26	219	113
Weighted average lives (in months)	23	75	7	36

Assumptions as of sale date(a)
Discount rate	8.3%	12.8%	12.0%	7.0%
Prepayment rate(b)	10.4	7.6	12.5	9.9
Estimate of credit losses	1.4	0.5	6.8	0.2

(a)	Based on weighted averages.
(b)	Represented a payment rate on credit card receivables.

(79)

Key assumptions used in measuring the fair value of retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to changes in those assumptions related to all outstanding retained interests as of December 31, 2007 and 2006, are noted in the following table.

(Dollars in millions)	Equipment	Commercial real estate	Credit card receivables	Other assets
2007
Discount rate(a)	12.8%	15.2%	14.8%	14.5%
Effect of
10% Adverse change	$(7)	$(20)	$(36)	$(5)
20% Adverse change	(13)	(38)	(72)	(9)
Prepayment rate(a)(b)	11.7%	3.4%	10.8%	16.2%
Effect of
10% Adverse change	$(2)	$(5)	$(80)	$(3)
20% Adverse change	(3)	(9)	(148)	(5)
Estimate of credit losses(a)	1.7%	1.0%	9.0%	0.5%
Effect of
10% Adverse change	$(5)	$(8)	$(110)	$(1)
20% Adverse change	(8)	(13)	(222)	(2)
Remaining weighted
average lives (in months)	22	53	8	26
Net credit losses	$36	$1	$941	$19
Delinquencies	51	12	1,514	4

2006
Discount rate(a)	8.9%	13.2%	11.2%	6.4%
Effect of
10% Adverse change	$(10)	$(19)	$(15)	$(5)
20% Adverse change	(21)	(35)	(30)	(10)
Prepayment rate(a)(b)	11.7%	3.0%	12.0%	12.7%
Effect of
10% Adverse change	$(5)	$(7)	$(59)	$(5)
20% Adverse change	(9)	(13)	(110)	(10)
Estimate of credit losses(a)	2.3%	0.8%	6.6%	0.2%
Effect of
10% Adverse change	$(7)	$(6)	$(48)	$(3)
20% Adverse change	(14)	(8)	(95)	(6)
Remaining weighted
average lives (in months)	31	47	8	18
Net credit losses	$58	$–	$576	$–
Delinquencies	121	13	741	12

(a)	Based on weighted averages.
(b)	Represented a payment rate on credit card receivables.

(80)

Note 20. Commitments and Guarantees

Commitments, including guarantees

The Aviation Financial Services business of GE Infrastructure had placed multiple-year orders for various Boeing, Airbus and other aircraft with list prices approximating $20,046 million and secondary orders with airlines for used aircraft of approximately $910 million at December 31, 2007.

At December 31, 2007, we were committed under the following guarantee arrangements beyond those provided on behalf of securitization entities. See note 19.

•
Credit support. We have provided $7,117 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. These arrangements enable these customers and associated companies to execute transactions or obtain desired financing arrangements with third parties. Should the customer or associated company fail to perform under the terms of the transaction or financing arrangement, we would be required to perform on their behalf. Under most such arrangements, our guarantee is secured, usually by the asset being purchased or financed, but possibly by certain other assets of the customer or associated company. The length of these credit support arrangements parallels the length of the related financing arrangements or transactions. The liability for such credit support was $42 million at December 31, 2007.

•
Indemnification agreements. These are agreements that require us to fund up to $364 million under residual value guarantees on a variety of leased equipment and $1,687 million of other indemnification commitments arising primarily from sales of businesses or assets. Under most of our residual value guarantees, our commitment is secured by the leased asset at termination of the lease. The liability for these indemnification agreements was $31 million at December 31, 2007.

•
Contingent consideration. These are agreements to provide additional consideration in a business combination to the seller if contractually specified conditions related to the acquired entity are achieved. At December 31, 2007, we had total maximum exposure for future estimated payments of $178 million, of which none was earned and payable.

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

(81)

Note 21. Quarterly Information (Unaudited)

	First quarter		Second quarter		Third quarter		Fourth quarter
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006

Total revenues	$17,485	$14,394	$17,235	$14,937	$18,120	$15,586	$19,346	$16,709
Earnings from continuing
operations before income
taxes	$4,016	$2,765	$3,143	$2,861	$3,209	$2,798	$3,396	$3,229
Benefit (provision) for
income taxes	(592)	(448)	(722)	(356)	5	(277)	(27)	(317)
Earnings from continuing
operations	3,424	2,317	2,421	2,505	3,214	2,521	3,369	2,912
Earnings (loss) from
discontinued operations,
net of taxes	(401)	351	(255)	87	(1,347)	(9)	(124)	(26)
Net earnings	$3,023	$2,668	$2,166	$2,592	$1,867	$2,512	$3,245	$2,886

Note 22. Subsequent Event

On February 4, 2008, we acquired most of Merrill Lynch and Co., Inc.’s wholly-owned middle-market commercial finance business, Merrill Lynch Capital. This acquisition of over $12 billion in assets expands our GE Commercial Finance business, and was primarily funded through our issuance of debt in the first quarter of 2008.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2007, and (ii) except as described in "Part I, Item 3. Legal Proceedings”, no change in internal control over financial reporting occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2007, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report appears in Item 8, Financial Statements and Supplementary Data.

(82)

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not required by this form.

Item 11. Executive Compensation.

Not required by this form.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not required by this form.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not required by this form.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for professional services by KPMG LLP, in 2007 and 2006 were:

(In millions)	2007	2006

Type of fees
Audit fees	$40.9	$32.5
Audit-related fees	9.6	7.3
Tax fees	7.3	3.5
All other fees	–	–
	$57.8	$43.3

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

(83)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Statement of Earnings for each of the years in the three-year period ended December 31, 2007
Statement of Changes in Shareowner’s Equity for each of the years in the three-year period ended December 31, 2007
Statement of Financial Position at December 31, 2007 and 2006
Statement of Cash Flows for each of the years in the three-year period ended December 31, 2007
Notes to Consolidated Financial Statements

Incorporated by reference:

The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2007 (pages 39 through 113) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

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

(84)

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

4(f)
Eighth Amended and Restated Fiscal and Paying Agency Agreement among GECC, GE Capital Australia Funding Pty Ltd, GE Capital European Funding, GE Capital Canada Funding Company, GE Capital UK Funding and JPMorgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A. dated as of May 12, 2006 (Incorporated by reference to Exhibit 4(f) to GECS’ Form 10-K Report for the year ended December 31, 2006).

(85)

4(g)	Form of Global Medium-Term Note, Series A, Fixed Rate Registered Note (Incorporated by reference to Exhibit 4(m) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4(h)	Form of Global Medium-Term Note, Series A, Floating Rate Registered Note (Incorporated by reference to Exhibit 4(n) to GECC’s Registration Statement on Form S-3, File No. 333-100527).

4(i)	Form of Euro Medium-Term Note and Debt Security – Permanent Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(i) to GECS’ Form 10-K Report for the year ended December 31, 2006).

4(j)	Form of Euro Medium-Term Note and Debt Security – Permanent Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(j) to GECS’ Form 10-K Report for the year ended December 31, 2006).

4(k)	Form of Euro Medium-Term Note and Debt Security – Temporary Global Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(k) to GECS’ Form 10-K Report for the year ended December 31, 2006).

4(l)	Form of Euro Medium-Term Note and Debt Security – Temporary Global Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(l) to GECS’ Form 10-K Report for the year ended December 31, 2006).

4(m)	Form of Euro Medium-Term Note and Debt Security – Definitive Fixed Rate Bearer Note (Incorporated by reference to Exhibit 4(m) to GECS’ Form 10-K Report for the year ended December 31, 2006).

4(n)	Form of Euro Medium-Term Note and Debt Security – Definitive Floating Rate Bearer Note (Incorporated by reference to Exhibit 4(n) to GECS’ Form 10-K Report for the year ended December 31, 2006).

4(o)
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and all subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.*

4(p)
Letter from the Senior Vice President and Chief Financial Officer of General Electric Company to General Electric Capital Corporation (GECC) dated September 15, 2006, with respect to returning dividends, distributions or other payments to GECC in certain circumstances described in the Indenture for Subordinated Debentures dated September 1, 2006, between GECC and the Bank of New York (as successor to JPMorgan Chase Bank, N.A.) (Incorporated by reference to Exhibit 4(c) to GECC’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, File No. 333-132807).

(86)

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

99(b)
The consolidated financial statements of General Electric Company, set forth in the Annual Report on Form 10-K of General Electric Company (S.E.C. File No. 001-00035) for the year ended December 31, 2007, (pages 39 through 113) and Exhibit 12 (Ratio of Earnings to Fixed Charges) of General Electric Company.

* Filed electronically herewith.

(87)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant

General Electric Capital Services, Inc.

Condensed Statement of Current and Retained Earnings

For the years ended December 31 (In millions)	2007	2006	2005

Revenues	$607	$147	$330

Expenses
Interest	548	582	405
Operating and administrative	198	283	678
Total expenses	746	865	1,083

Loss before income taxes and equity in earnings of affiliates	(139)	(718)	(753)
Income tax benefit (expense)	(119)	938	(814)
Equity in earnings of affiliates	10,559	10,438	9,144

Net earnings	10,301	10,658	7,577
Dividends	(7,450)	(9,987)	(7,816)
Retained earnings at January 1(a)	35,500	34,906	35,145

Retained earnings at December 31	$38,351	$35,577	$34,906

(a)	2007 opening balance change reflects cumulative effect of change in accounting principle of $(77) million related to adoption of FSP FAS 13-2.

See accompanying notes.

(88)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Services, Inc.

Condensed Statement of Financial Position

At December 31 (In millions, except share amounts)	2007	2006

Assets
Cash and equivalents	$199	$1,022
Investment in and advances to affiliates	65,051	59,737
Other assets	206	3,026
Total assets	$65,456	$63,785

Liabilities and equity
Borrowings	$6,490	$8,119
Other liabilities	790	1,069
Total liabilities	7,280	9,188

Cumulative preferred stock, $10,000 par value (80,000 shares authorized;
51,000 shares issued and held primarily by consolidated affiliates at
December 31, 2007 and 2006)	510	510
Common stock, $1,000 par value (1,260 shares authorized at
December 31, 2007 and 2006, and 1,064 shares issued and outstanding at
December 31, 2007 and 2006)	1	1
Accumulated gains (losses) – net
Investment securities	110	1,594
Currency translation adjustments	7,472	4,837
Cash flow hedges	(727)	(171)
Benefit plans	(105)	(278)
Additional paid-in capital	12,564	12,527
Retained earnings	38,351	35,577
Total shareowner’s equity	58,176	54,597
Total liabilities and equity	$65,456	$63,785

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $6,750 million and $5,982 million at December 31, 2007 and 2006, respectively.

See accompanying notes.

(89)

General Electric Capital Services, Inc. and consolidated affiliates

Schedule I – Condensed Financial Information of Registrant – (Continued)

General Electric Capital Services, Inc.

Condensed Statement of Cash Flows

For the years ended December 31 (In millions)	2007	2006	2005

Cash from operating activities	$8,640	$7,716	$7,324
Cash flows - investing activities
Decrease (increase) in investment in and advances to affiliates	(2,354)	4,019	559
Net decrease (increase) in other assets	1,969	(1,581)	489

Cash from (used for) investing activities	(385)	2,438	1,048

Cash flows - financing activities
Net increase (decrease) in borrowings	(1,804)	(39)	142
Dividends paid to shareowner	(7,291)	(9,847)	(7,816)
All other financing activities	17	11	–

Cash used for financing activities	(9,078)	(9,875)	(7,674)

Increase (decrease) in cash and equivalents during year	(823)	279	698
Cash and equivalents at beginning of year	1,022	743	45
Cash and equivalents at end of year	$199	$1,022	$743

See accompanying notes.

(90)

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

Dividends from affiliates

In 2007, we received dividends of $6,853 million from General Electric Capital Corporation (GE Capital) and $1,852 million from other affiliates. In 2006, we received dividends of $8,262 million from GE Capital and $100 million from other affiliates.

(91)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Electric Capital Services, Inc.

February 19, 2008	By: /s/ Jeffrey R. Immelt
Jeffrey R. Immelt
Chief Executive Officer

(92)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ Jeffrey R. Immelt	Chief Executive Officer	February 19, 2008
	Jeffrey R. Immelt	(Principal Executive Officer)

	/s/ Keith S. Sherin	Chief Financial Officer	February 19, 2008
	Keith S. Sherin	(Principal Financial Officer)

	/s/ Philip D. Ameen	Senior Vice President and Controller	February 19, 2008
	Philip D. Ameen	(Principal Accounting Officer)

	CHARLES E. ALEXANDER*	Director
	JEFFREY S. BORNSTEIN*	Director
	KATHRYN A. CASSIDY*	Director
	JAMES A. COLICA*	Director
	PAMELA DALEY*	Director
	BRACKETT B. DENNISTON*	Director
	JEFFREY R. IMMELT*	Director
	JAMES W. IRELAND*	Director
	JOHN KRENICKI, JR.*	Director
	MICHAEL A. NEAL*	Director
	DAVID R. NISSEN*	Director
	RONALD R. PRESSMAN*	Director
	DEBORAH M. REIF*	Director
	JOHN G. RICE*	Director
	JOHN M. SAMUELS*	Director
	KEITH S. SHERIN*	Director
	LLOYD G. TROTTER*	Director
	ROBERT C. WRIGHT*	Director

A MAJORITY OF THE BOARD OF DIRECTORS

*By:	/s/ Philip D. Ameen		February 19, 2008
Philip D. Ameen Attorney-in-fact

(93)