Form 10-Q
period 2008-06-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2008-07-25
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
OR
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

At July 24, 2008, 1,064 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 per share were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Revenues
Revenues from services (Note 3)	$18,555	$17,207	$36,271	$34,660
Sales of goods	528	28	895	60
Total revenues	19,083	17,235	37,166	34,720

Costs and expenses
Interest	6,348	5,467	12,527	10,712
Operating and administrative	4,880	4,643	9,566	8,961
Cost of goods sold	461	23	778	48
Investment contracts, insurance losses and insurance
annuity benefits	870	925	1,718	1,855
Provision for losses on financing receivables	1,490	1,057	2,849	1,993
Depreciation and amortization	2,141	1,935	4,267	3,857
Minority interest in net earnings of consolidated
affiliates	57	42	88	135
Total costs and expenses	16,247	14,092	31,793	27,561

Earnings from continuing operations before
income taxes	2,836	3,143	5,373	7,159
Provision for income taxes	(62)	(722)	(133)	(1,314)

Earnings from continuing operations	2,774	2,421	5,240	5,845
Loss from discontinued operations, net of
taxes (Note 2)	(337)	(255)	(408)	(656)

Net earnings	2,437	2,166	4,832	5,189
Dividends	(889)	(932)	(2,019)	(4,804)
Retained earnings at beginning of period	39,616	34,651	38,351	35,500
Retained earnings at end of period	$41,164	$35,885	$41,164	$35,885

See accompanying notes.

(3)

General Electric Capital Services, Inc. and consolidated affiliates

Condensed Statement of Financial Position

(In millions)	June 30, 2008	December 31, 2007
(Unaudited)
Assets
Cash and equivalents	$16,476	$9,439
Investment securities	45,541	44,941
Inventories	82	63
Financing receivables – net (Note 5)	423,845	384,067
Other receivables	21,789	22,078
Property, plant and equipment, less accumulated amortization of $26,512
and $24,477	65,398	63,746
Goodwill (Note 6)	27,358	25,427
Other intangible assets – net (Note 6)	4,261	4,509
Other assets	82,511	83,388
Assets of discontinued operations (Note 2)	8,511	8,481
Total assets	$695,772	$646,139

Liabilities and equity
Short-term borrowings (Note 7)	$202,359	$192,420
Accounts payable	15,946	14,714
Long-term borrowings (Note 7)	342,488	308,502
Investment contracts, insurance liabilities and insurance annuity benefits	34,685	34,359
Other liabilities	26,749	26,522
Deferred income taxes	9,163	9,099
Liabilities of discontinued operations (Note 2)	2,096	1,346
Total liabilities	633,486	586,962

Minority interest in equity of consolidated affiliates	2,172	1,501

Capital stock	11	11
Accumulated gains (losses) – net
Investment securities	(1,204)	110
Currency translation adjustments	8,268	7,472
Cash flow hedges	(608)	(727)
Benefit plans	(87)	(105)
Additional paid-in capital	12,570	12,564
Retained earnings	41,164	38,351
Total shareowner’s equity	60,114	57,676
Total liabilities and equity	$695,772	$646,139

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $6,369 million and $6,750 million at June 30, 2008, and December 31, 2007, respectively.

See accompanying notes.

(4)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
(In millions)	Six months ended June 30
	2008	2007
Cash flows – operating activities
Net earnings	$4,832	$5,189
Loss from discontinued operations	408	656
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	4,267	3,857
Increase in accounts payable	1,089	278
Provision for losses on financing receivables	2,849	1,993
All other operating activities	(1,679)	(2,869)
Cash from operating activities – continuing operations	11,766	9,104
Cash from operating activities – discontinued operations	497	3,739
Cash from operating activities	12,263	12,843

Cash flows – investing activities
Additions to property, plant and equipment	(6,599)	(7,496)
Dispositions of property, plant and equipment	5,325	4,795
Increase in loans to customers	(194,301)	(171,172)
Principal collections from customers – loans	171,203	155,508
Investment in equipment for financing leases	(13,452)	(11,906)
Principal collections from customers – financing leases	12,237	11,291
Net change in credit card receivables	(468)	4,606
Payments for principal businesses purchased	(12,762)	(5,829)
Proceeds from principal business dispositions	4,422	1,102
All other investing activities	(3,571)	65
Cash used for investing activities – continuing operations	(37,966)	(19,036)
Cash used for investing activities – discontinued operations	(453)	(3,749)
Cash used for investing activities	(38,419)	(22,785)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	8,737	(6,622)
Newly issued debt
Short-term (91 to 365 days)	313	775
Long-term (longer than one year)	61,026	46,940
Non-recourse, leveraged lease	57	24
Repayments and other debt reductions
Short-term (91 to 365 days)	(33,271)	(20,274)
Long-term (longer than one year)	(1,014)	(3,640)
Non-recourse, leveraged lease	(429)	(609)
Dividends paid to shareowner	(2,019)	(4,632)
All other financing activities	(163)	(579)
Cash from financing activities – continuing operations	33,237	11,383
Cash used for financing activities – discontinued operations	(5)	(4)
Cash from financing activities	33,232	11,379

Increase in cash and equivalents	7,076	1,437
Cash and equivalents at beginning of year	9,739	12,629
Cash and equivalents at June 30	16,815	14,066
Less cash and equivalents of discontinued operations at June 30	339	176
Cash and equivalents of continuing operations at June 30	$16,476	$13,890

See accompanying notes.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1.  Summary of Significant Accounting Policies

Our financial statements are prepared in conformity with the U.S. generally accepted accounting principles (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our latest shareowner’s Annual Report on Form 10-K. See Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007, which discusses our consolidation and financial statement presentation. We have reclassified certain prior-period amounts to conform to the current-period’s presentation.

General Electric Capital Services, Inc. (GECS) owns all of the common stock of General Electric Capital Corporation (GE Capital or GECC). All of our outstanding common stock is owned by General Electric Company (GE Company or GE) and an affiliate of GE Company. Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. GECS includes GE Commercial Finance, GE Money and the financial services businesses of GE Infrastructure (Aviation Financial Services, Energy Financial Services and Transportation Finance). Details of total revenues and segment profit by operating segment can be found on page 20 of this report.

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

Accounting changes

On January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which are more fully discussed in Note 8 to the condensed, consolidated financial statements.

2.  Discontinued Operations

Discontinued operations is comprised of our Japanese personal loan business (Lake) and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. (GE Money Japan), our U.S. mortgage business (WMC), GE Life, Genworth Financial, Inc. (Genworth) and most of GE Insurance Solutions Corporation (GE Insurance Solutions). Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

(6)

GE Money Japan

In September 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the second quarter of 2008, we committed to sell GE Money Japan, resulting in the addition of our Japanese mortgage and card businesses to discontinued operations. Subsequent to the end of the second quarter, we reached an agreement to sell these businesses and expect to complete the sale by the end of the third quarter of 2008, subject to regulatory approval and closing conditions. In connection with this agreement, and primarily related to our Japanese mortgage and card businesses, we recorded an incremental $233 million impairment loss in the second quarter of 2008. GE Money Japan revenues from discontinued operations were $209 million and $276 million in the second quarters of 2008 and 2007, respectively, and $454 million and $578 million in the first six months of 2008 and 2007, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $311 million and $50 million in the second quarters of 2008 and 2007, respectively, and $358 million and $69 million in the first six months of 2008 and 2007, respectively.

WMC

In December 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $280 million and $232 million at June 30, 2008 and March 31, 2008, respectively. WMC revenues from discontinued operations were $(62) million and $(407) million in the second quarters of 2008 and 2007, respectively, and $(57) million and $(860) million in the first six months of 2008 and 2007, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $20 million and $204 million in the second quarters of 2008 and 2007, respectively, and $27 million and $584 million in the first six months of 2008 and 2007, respectively.

Insurance

In total, losses from insurance-related discontinued operations, net of taxes, were $6 million and $1 million in the second quarters of 2008 and 2007, respectively, and $23 million and $3 million in the first six months of 2008 and 2007, respectively.

(7)

Summarized financial information for discontinued operations is shown below.

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Operations
Total revenues	$147	$(131)	$397	$(282)

Loss from discontinued operations before
income taxes	$(196)	$(651)	$(296)	$(1,327)
Income tax benefit	91	395	120	670
Loss from discontinued operations, net of taxes	$(105)	$(256)	$(176)	$(657)

Disposal
Loss on disposal before income taxes	$(222)	$(11)	$(222)	$(11)
Income tax benefit (expense)	(10)	12	(10)	12
Gain (loss) on disposal, net of taxes	$(232)	$1	$(232)	$1

Loss from discontinued operations, net of taxes	$(337)	$(255)	$(408)	$(656)

During the second quarter of 2008, we increased our assets of discontinued operations at June 30, 2008, and December 31, 2007 by $2,172 million and $1,778 million, respectively. These increases related to the inclusion of our Japanese mortgage and card businesses in discontinued operations.

	At
(In millions)	June 30, 2008	December 31, 2007

Assets
Cash and equivalents	$339	$300
Financing receivables – net	6,875	6,675
Other	1,297	1,506
Assets of discontinued operations	$8,511	$8,481

	At
(In millions)	June 30, 2008	December 31, 2007

Liabilities
Liabilities of discontinued operations	$2,096	$1,346

Assets and liabilities at June 30, 2008, and December 31, 2007, primarily comprised our GE Money Japan business.

(8)

3.  Revenues From Services

Revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Interest on loans	$6,777	$5,826	$13,319	$11,472
Equipment leased to others	3,909	3,690	7,719	7,453
Fees	1,448	1,709	2,814	3,218
Investment income(a)	1,061	903	1,959	2,613
Financing leases	1,186	1,215	2,349	2,353
Real estate investments	1,138	967	2,299	2,056
Premiums earned by insurance activities	568	519	1,110	1,070
Associated companies	647	590	1,116	1,015
Gross securitization gains	269	547	594	1,118
Other items	1,552	1,241	2,992	2,292
Total	$18,555	$17,207	$36,271	$34,660

(a)	Included gain on sale of Swiss Reinsurance Company common stock of $566 million during first quarter of 2007.

4.  Income Taxes

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
(In millions)	June 30, 2008	December 31, 2007

Unrecognized tax benefits	$3,893	$3,906
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,412	2,475
Accrued interest on unrecognized tax benefits	797	670
Accrued penalties on unrecognized tax benefits	71	55
Reasonably possible reduction to the balance of unrecognized tax benefits in
succeeding 12 months	0-900	0-1,000
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-650	0-750

(a)	Some portion of such reduction might be reported as discontinued operations.

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

(9)

5.  Financing Receivables

Financing receivables – net, consisted of the following.

	At
(In millions)	June 30, 2008	December 31, 2007

Loans, net of deferred income	$355,588	$313,290
Investment in financing leases, net of deferred income	72,776	75,015
	428,364	388,305
Less allowance for losses	(4,519)	(4,238)
Financing receivables – net(a)	$423,845	$384,067

(a)	Included $8,170 million and $9,708 million related to consolidated, liquidating securitization entities at June 30, 2008, and December 31, 2007, respectively.

6.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets – net, consisted of the following.

	At
(In millions)	June 30, 2008	December 31, 2007

Goodwill	$27,358	$25,427
Intangible assets subject to amortization	4,261	4,509
Total	$31,619	$29,936

Changes in goodwill balances follow.

2008
(In millions)	GE Commercial Finance	GE Money	GE Infrastructure(a)	Total

Balance January 1	$14,621	$10,273	$533	$25,427
Acquisitions/purchase accounting
adjustments	836	509	340	1,685
Dispositions, currency exchange
and other	184	64	(2)	246
Balance June 30	$15,641	$10,846	$871	$27,358

(a)	Included only portions of the segment that are financial services businesses.

Goodwill balances increased $1,351 million from new acquisitions and $466 million as a result of the weaker U.S. dollar in 2008. The most significant increases related to acquisitions of Merrill Lynch Capital ($581 million at GE Commercial Finance), Bank BPH ($508 million at GE Money) and CDM Resource Management, Ltd. ($230 million at GE Infrastructure). During 2008, the goodwill balance increased by $334 million related to purchase accounting

(10)

adjustments to prior-year acquisitions. The most significant of these adjustments were increases of $173 million and $79 million associated with the 2007 acquisitions of Sanyo Electric Credit Co., Ltd. by GE Commercial Finance and Regency Energy Partners LP by GE Infrastructure, respectively.

Intangible Assets Subject to Amortization

	At
	June 30, 2008			December 31, 2007
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$2,131	$(694)	$1,437	$2,395	$(869)	$1,526
Patents, licenses and trademarks	653	(562)	91	428	(309)	119
Capitalized software	2,044	(1,274)	770	1,832	(1,095)	737
Lease valuations	1,760	(437)	1,323	1,841	(360)	1,481
Present value of future profits	825	(386)	439	818	(364)	454
All other	367	(166)	201	347	(155)	192
Total	$7,780	$(3,519)	$4,261	$7,661	$(3,152)	$4,509

Amortization expense related to intangible assets subject to amortization was $226 million and $230 million for the quarters ended June 30, 2008 and 2007, respectively. Amortization expense related to intangible assets subject to amortization for the six months ended June 30, 2008 and 2007, was $437 million and $400 million, respectively.

(11)

7.  Borrowings

Borrowings are summarized in the following table.

	At
(In millions)	June 30, 2008	December 31, 2007

Short-term borrowings

Commercial paper
U.S.
Unsecured	$69,475	$72,392
Asset-backed(a)	4,092	4,775
Non-U.S.	27,172	28,711
Current portion of long-term debt(b)	53,129	56,301
Bank deposits(c)(d)	24,435	11,486
Bank borrowings(e)	12,274	6,915
GE Interest Plus notes(f)	10,043	9,590
Other	1,739	2,250
Total	202,359	192,420

Long-term borrowings

Senior notes
Unsecured	319,558	283,097
Asset-backed(g)	6,793	5,528
Extendible notes	4,627	8,500
Subordinated notes(h)(i)	11,510	11,377
Total	342,488	308,502
Total borrowings	$544,847	$500,922

(a)	Consists entirely of obligations of consolidated, liquidating securitization entities.
(b)	Included $550 million and $1,106 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at June 30, 2008, and December 31, 2007, respectively.
(c)	Included $16,122 million and $10,789 million of deposits in non-U.S. banks at June 30, 2008, and December 31, 2007, respectively.
(d)	Included certificates of deposits distributed by brokers of $8,313 million and $697 million at June 30, 2008, and December 31, 2007, respectively.
(e)	Term borrowings from banks with a remaining term to maturity of less than 12 months.
(f)	Entirely variable denomination floating rate demand notes.
(g)	Included $2,944 million and $3,410 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at June 30, 2008, and December 31, 2007, respectively.
(h)	Included $750 million of subordinated notes guaranteed by GE at June 30, 2008, and December 31, 2007.
(i)	Included $8,191 million and $8,064 million of subordinated debentures receiving rating agency equity credit at June 30, 2008, and December 31, 2007, respectively.

8.  Fair Value Measurements

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

(12)

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

Retained interests in securitizations are valued using a discounted cash flow model that considers the underlying structure of the securitization and estimated net credit exposure, prepayment assumptions, discount rates and expected life. Investment securities priced using non-binding broker quotes and retained interests are included in Level 3. We use non-binding broker quotes as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics.

We receive one quote for Level 2 and Level 3 securities where third party quotes are used as our basis for fair value measurement.

Private equity investments held in investment company affiliates are initially valued at cost. Valuations are reviewed at the end of each quarter utilizing available market data to determine whether or not any fair value adjustments are necessary. Such market data include comparable public company trading multiples. Unobservable inputs include company-specific fundamentals and other third party transactions in that security. Our valuation methodology for private equity investments is applied consistently and these investments are generally included in Level 3. Level 3 investment securities valued using non-binding broker quotes totaled $3,149 million at June 30, 2008, and were classified as available-for-sale securities.

(13)

Derivatives

We use closing prices for derivatives included in Level l, which are traded either on exchanges or liquid over-the-counter markets.

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

The tables below reflect the addition of our Japanese mortgage and card businesses to discontinued operations.

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2008. Included in the table are investment securities of $22,840 million, primarily supporting obligations to annuitants and policyholders in our run-off insurance businesses, and $10,988 million supporting obligations to holders of guaranteed investment contracts. Such securities are primarily investment grade. In addition, the table includes $4,025 million and $3,891 million of derivative assets and liabilities, respectively, with highly rated counterparties, primarily used for risk management purposes. Also included are retained interests in securitizations totaling $5,801 million.

(14)

June 30, 2008 (In millions)	Level 1	Level 2	Level 3	FIN 39 netting(a)	Net balance

Assets
Investment securities	$1,659	$30,343	$13,539	$–	$45,541
Derivatives	1	6,671	685	(3,332)	4,025
Other(b)	–	945	715	–	1,660
Total	$1,660	$37,959	$14,939	$(3,332)	$51,226

Liabilities
Derivatives	$–	$7,006	$225	$(3,340)	$3,891
Other	–	994	–	–	994
Total	$–	$8,000	$225	$(3,340)	$4,885

(a)
FASB Interpretation (FIN) 39, Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists. Includes fair value adjustments related to our own and counterparty credit risk.

(b)	Includes private equity investments and loans designated under the fair value option.

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three and six months ended June 30, 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.

Changes in Level 3 instruments for the three months ended June 30, 2008

(In millions)	April 1, 2008	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	June 30, 2008	Net change in unrealized gains (losses) relating to instruments still held at June 30, 2008(c)

Investment securities	$12,431	$258	$3	$167	$680	$13,539	$6
Derivatives(d)	776	(219)	(31)	(50)	–	476	(239)
Other	714	10	(5)	(55)	51	715	10
Total	$13,921	$49	$(33)	$62	$731	$14,730	$(223)

(a)	Earnings effects are primarily included in “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(c)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2008.

(d)	Represents derivative assets net of derivative liabilities and includes cash accruals of $16 million not reflected in the fair value hierarchy table.

(15)

Changes in Level 3 instruments for the six months ended June 30, 2008

(In millions)	January 1, 2008	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	June 30, 2008	Net change in unrealized gains (losses) relating to instruments still held at June 30, 2008(c)

Investment securities	$12,122	$344	$(149)	$542	$680	$13,539	$(30)
Derivatives(d)(e)	264	288	25	(101)	–	476	272
Other	689	(8)	29	(46)	51	715	(9)
Total	$13,075	$624	$(95)	$395	$731	$14,730	$233

(a)	Earnings effects are primarily included in “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(c)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2008.

(d)	Earnings from Derivatives were partially offset by $74 million in losses from related derivatives included in Level 2 and $57 million in losses from qualifying fair value hedges.
(e)	Represents derivative assets net of derivative liabilities and includes cash accruals of $16 million not reflected in the fair value hierarchy table.

Certain assets measured at fair value on a non-recurring basis, and therefore not included in the preceding tables, were $89 million identified as Level 2 and $1,935 million identified as Level 3. We recognized $269 million and $424 million of losses related to non-recurring fair value measurements of loans, and $76 million and $142 million of other-than-temporary impairments of cost and equity method investments during the second quarter and first six months of 2008, respectively. These other-than-temporary impairments included $59 million related to FGIC Corporation (FGIC) common stock recorded in the first quarter of 2008.

9.  Shareowner’s Equity

A summary of increases (decreases) in shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Net earnings	$2,437	$2,166	$4,832	$5,189
Investment securities – net	(585)	(873)	(1,314)	(1,199)
Currency translation adjustments – net	(353)	1,349	796	1,115
Cash flow hedges – net	1,778	665	119	732
Benefit plans – net	5	(1)	18	14
Total	$3,282	$3,306	$4,451	$5,851

(16)

10.  Off-Balance Sheet Arrangements

The following table represents assets in off-balance sheet securitization entities.

	At
(In millions)	June 30, 2008	December 31, 2007

Receivables secured by
Equipment	$7,001	$6,552
Commercial real estate	8,563	9,244
Other assets	12,065	12,880
Credit card receivables	22,612	22,793
Trade receivables	2,951	2,036
Total securitized assets(a)(b)	$53,192	$53,505

(a)
At June 30, 2008, and December 31, 2007, liquidity support amounted to $2,416 million and $2,810 million, respectively. Credit support amounted to $2,429 million and $2,804 million at June 30, 2008, and December 31, 2007, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $2 million at both June 30, 2008, and December 31, 2007.

11.  Immaterial Corrections

During the course of an internal review in connection with our ongoing U.S. Securities and Exchange Commission (SEC) investigation, we identified certain immaterial items with respect to the Statement of Cash Flows that we have corrected from amounts in previous filings. These items relate to errors in classification between operating and investing activities and within investing activities. These errors had no effects on our total cash or cash equivalents, nor did they affect our financial position or results of operations.

Corrected amounts for the Condensed Statement of Cash Flows for the six months ended June 30, 2007 follow. As reported amounts reflect the GE Money Japan, WMC and insurance-related businesses as discontinued operations. Additional information related to periods other than those reported in this Form 10-Q are presented in Exhibit 99(b).

The second quarter 2007 Form 10-Q misclassified $884 million of credit card receivables as loans within the investing activities section of the Condensed Statement of Cash Flows. As a result, increase in loans to customers reported as $(172,056) million was adjusted to $(171,172) million; net change in credit card receivables reported as $5,490 million was adjusted to $4,606 million. As this was a reclassification within the investing activities section of the Condensed Statement of Cash Flows, there was no change to total cash used for investing activities – continuing operations and to total cash and equivalents of continuing operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. Results of Operations

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules. For such measures, we have provided supplemental explanations and reconciliations in Exhibit 99(a) to this report on Form 10-Q.

(17)

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview

Revenues for the second quarter of 2008 were $19.1 billion, a $1.8 billion (11%) increase over the second quarter of 2007. Revenues for the second quarter of 2008 included $1.1 billion of revenue from acquisitions and in 2008 were reduced by $0.1 billion as a result of dispositions. Revenues also increased $0.9 billion compared with the second quarter of 2007 as a result of the weaker U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $2.8 billion, up 15% from $2.4 billion in the second quarter of 2007.

Revenues for the first six months of 2008 were $37.2 billion, a $2.4 billion (7%) increase over the first six months of 2007. Revenues for the first six months of 2008 and 2007 included $2.2 billion and $0.2 billion, respectively, of revenue from acquisitions and in 2008 were increased by $0.3 billion as a result of dispositions. Revenues also increased $0.2 billion compared with the first six months of 2007. This increase resulted from the weaker U.S. dollar, partially offset by organic revenue declines, including the 2007 gain on sale of Swiss Reinsurance Company (Swiss Re) common stock. Earnings were $5.2 billion, down 10% from $5.8 billion in the first six months of 2007.

Overall, acquisitions contributed $1.1 billion and $0.7 billion to total revenues in the second quarters of 2008 and 2007, respectively. Our earnings in the second quarters of 2008 and 2007 included approximately $0.2 billion and an insignificant amount, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.1 billion and $1.0 billion in the second quarters of 2008 and 2007, respectively. The effect of dispositions on earnings was insignificant in the second quarter of 2008 and was a decrease of $0.1 billion in the second quarter of 2007.

Acquisitions contributed $2.2 billion to total revenues and $0.2 billion to earnings in the first six months of 2008, compared with $1.4 billion and an insignificant amount, respectively, in the first six months of 2007. Dispositions also affected our operations through higher revenues of $0.3 billion in the first six months of 2008 and lower revenues of $1.4 billion in the first six months of 2007. The effects of dispositions on earnings was an increase of $0.3 billion and a decrease of $0.1 billion in the first six months of 2008 and 2007, respectively.

The most significant acquisitions affecting results in 2008 were Merrill Lynch Capital; Sanyo Electric Credit Co., Ltd.; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. at GE Commercial Finance; and Regency Energy Partners LP at GE Infrastructure.

The provision for income taxes was $0.1 billion for the second quarter of 2008 (effective tax rate of 2.2%), compared with $0.7 billion for the second quarter of 2007 (effective tax rate of 23.0%). The tax rate decreased primarily as a result of increased benefits from lower-taxed global operations, a lower provision in the second quarter 2008 as compared to the second quarter 2007 to bring our six-month tax rate in line with the projected full year tax rate, the non-repeat of the second quarter 2007 increased tax liabilities related to IRS audit activity, and lower pre-tax income from jurisdictions (primarily the U.S.) that are taxed at higher than our average rate, partially offset by the absence of the tax benefit related to the 2007 sale of our investment in SES.

(18)

The provision for income taxes was $0.1 billion for the first six months of 2008 (effective tax rate of 2.5%), compared with $1.3 billion for the first six months of 2007 (effective tax rate of 18.4%). The tax rate decreased primarily as a result of lower pre-tax income from jurisdictions (primarily the U.S.) that are taxed at higher than our average rate, increased benefits from lower-taxed global operations, the non-repeat of the 2007 increased tax liabilities related to IRS audit activity, and a tax benefit related to the mark-to-market of our Genpact investment, partially offset by the absence of the tax benefit related to the 2007 sale of our investment in SES.

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

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit excludes or includes interest and other financial charges and income taxes according to how a particular segment’s management is measured – excluded in determining segment profit, which we sometimes refer to as “operating profit,” for GE Healthcare, GE NBC Universal, GE Industrial Products and the industrial businesses of the GE Infrastructure segment; included in determining segment profit, which we sometimes refer to as “net earnings,” for GE Commercial Finance, GE Money, and the financial services businesses of the GE Infrastructure segment (Aviation Financial Services, Energy Financial Services and Transportation Finance).

We have reclassified certain prior-period amounts to conform to the current-period’s presentation.

(19)

Summary of Operating Segments

	Three months ended June 30 (Unaudited)		Six months ended June 30 (Unaudited)
(In millions)	2008	2007	2008	2007

Revenues
GE Commercial Finance	$9,259	$8,138	$17,825	$16,169
GE Money	6,629	6,276	13,037	12,234
GE Infrastructure	17,552	13,934	32,512	26,136
Total segment revenues	33,440	28,348	63,374	54,539
GECS corporate items and eliminations(a)	1,051	1,255	2,120	3,111
Total revenues	34,491	29,603	65,494	57,650
Less portion of GE revenues not included in GECS	(15,408)	(12,368)	(28,328)	(22,930)
Total revenues in GECS	$19,083	$17,235	$37,166	$34,720

Segment profit
GE Commercial Finance	$1,390	$1,304	$2,548	$2,744
GE Money	1,056	1,158	2,051	2,381
GE Infrastructure	3,174	2,563	5,762	4,771
Total segment profit	5,620	5,025	10,361	9,896
GECS corporate items and eliminations(a)(b)	(129)	(491)	(352)	(236)
Less portion of GE segment profit not
included in GECS	(2,717)	(2,113)	(4,769)	(3,815)
Earnings in GECS from continuing operations	2,774	2,421	5,240	5,845
Loss in GECS from discontinued operations,
net of taxes	(337)	(255)	(408)	(656)
Total net earnings in GECS	$2,437	$2,166	$4,832	$5,189

(a)	Included the gain on sale of Swiss Re common stock $0.6 billion pre tax ($0.3 billion after tax) during the first quarter of 2007.
(b)
Included restructuring and other charges of $0.1 billion for the first six months of 2008, compared with $0.2 billion for the second quarter and first six months of 2007, primarily related to GE Money and GE Commercial Finance.

See accompanying notes to condensed, consolidated financial statements.

(20)

GE Commercial Finance

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Revenues	$9,259	$8,138	$17,825	$16,169

Segment profit	$1,390	$1,304	$2,548	$2,744

	At
(In millions)	June 30, 2008	June 30, 2007	December 31, 2007

Total assets	$338,546	$277,807	$310,412

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Revenues in GE
Capital Solutions	$3,821	$3,465	$7,455	$6,828
Real Estate	1,964	1,557	3,847	3,172

Segment profit in GE
Capital Solutions	$503	$463	$903	$858
Real Estate	484	476	960	1,040

	At
(In millions)	June 30, 2008	June 30, 2007	December 31, 2007

Assets in GE
Capital Solutions	$124,040	$115,167	$122,527
Real Estate	90,611	62,057	79,285

GE Commercial Finance revenues increased 14% and net earnings increased 7% compared with the second quarter of 2007. Revenues for the second quarter of 2008 included $0.5 billion from acquisitions. Revenues for the quarter also increased $0.7 billion compared with the second quarter of 2007 as a result of the weaker U.S. dollar ($0.4 billion) and organic revenue growth ($0.3 billion). Net earnings increased by $0.1 billion in the second quarter of 2008, resulting from acquisitions ($0.1 billion), higher investment income ($0.1 billion) and the weaker U.S. dollar ($0.1 billion), partially offset by core declines ($0.2 billion), including an increase of $0.1 billion in the provision for losses on financing receivables. These results also included a gain on sale of a portion of our investment in Penske Truck Leasing Co., L.P. ($0.1 billion).

GE Commercial Finance revenues increased 10% and net earnings decreased 7% compared with the first six months of 2007. Revenues for the first six months of 2008 and 2007 included $1.1 billion and $0.2 billion from acquisitions, respectively, and in 2008 were reduced by $0.2 billion as a result of dispositions. Revenues for the first six months also increased $1.0 billion compared with the first six months of 2007 as a result of the weaker U.S. dollar ($0.8 billion) and organic revenue growth ($0.2 billion). Net earnings decreased by $0.2 billion in the first six months of

(21)

2008, resulting from core declines ($0.6 billion), including an increase of $0.1 billion in the provision for losses on financing receivables, partially offset by acquisitions ($0.2 billion), the weaker U.S. dollar ($0.1 billion) and higher securitization and investment income ($0.1 billion). Net earnings included the effect of higher mark-to-market losses and other-than-temporary impairments ($0.3 billion), and Genpact mark-to-market gains ($0.5 billion), which were largely offset by the absence of the effects of the 2007 SES transaction ($0.4 billion).

Real Estate assets at June 30, 2008 increased $11.3 billion, or 14%, from December 31, 2007, including $12.1 billion, or 33%, attributable to an increase in real estate loans, slightly offset by a decline in real estate equity investments. During the second quarter of 2008, we sold real estate assets with a book value totaling $1.8 billion, which resulted in net earnings of $0.4 billion. Real estate net earnings were consistent with the second quarter of 2007, as increases in interest income from real estate loans ($0.2 billion) and net rental revenue ($0.1 billion) were partially offset by higher interest expense ($0.3 billion), and net earnings from the sale of real estate investments were slightly higher.

During the first six months of 2008, we sold real estate assets with a book value totaling $3.5 billion, which resulted in net earnings of $0.9 billion. Real Estate net earnings declined $0.1 billion compared to the first six months of 2007, as increases in interest income from real estate loans ($0.4 billion) and net rental revenue ($0.3 billion) were offset by higher interest expense ($0.6 billion) and provisions for losses ($0.1 billion). Net earnings from the sale of real estate investments were slightly lower as a result of increasingly difficult market conditions experienced in the first six months of 2008. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g. market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sales prices.

GE Money

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Revenues	$6,629	$6,276	$13,037	$12,234

Segment profit	$1,056	$1,158	$2,051	$2,381

	At
(In millions)	June 30, 2008	June 30, 2007	December 31, 2007

Total assets	$221,192	$189,258	$209,174

GE Money revenues increased 6% and net earnings decreased 9% compared with the second quarter of 2007. Revenues for the second quarter of 2008 included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the quarter also increased $0.3 billion compared with the second quarter of 2007 as a result of the weaker U.S. dollar ($0.5 billion), partially offset by organic revenue declines ($0.1 billion), primarily as a result of lower securitization activity. The decrease in net earnings resulted primarily from core declines ($0.2 billion) (including the effects of higher delinquencies of $0.1 billion) and lower securitization income ($0.1 billion), partially offset by growth in lower-taxed earnings from global operations ($0.2 billion).

(22)

GE Money revenues increased 7% and net earnings decreased 14% compared with the first six months of 2007. Revenues for the first six months of 2008 included $0.2 billion from acquisitions and $0.4 billion from the sale of our CPS business and were reduced by $0.1 billion from dispositions. Revenues for the first six months also increased $0.3 billion compared with the first six months of 2007 as a result of the weaker U.S. dollar ($0.8 billion) and organic revenue declines ($0.5 billion), primarily as a result of lower securitization activity. The decrease in net earnings resulted primarily from core declines ($0.5 billion) (including lower results in the U.S. reflecting the effects of higher delinquencies of $0.2 billion) and lower securitization income ($0.4 billion) (including declines in the fair value of retained interest in securitizations of $0.1 billion). These decreases were partially offset by growth in lower-taxed earnings from global operations ($0.3 billion), the gain on the sale of our CPS business ($0.2 billion) and as a result of the weaker U.S. dollar ($0.1 billion).

GE Infrastructure

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Revenues	$17,552	$13,934	$32,512	$26,136
Less portion of GE Infrastructure not
included in GECS	(15,408)	(12,368)	(28,328)	(22,930)
Total revenues in GECS	$2,144	$1,566	$4,184	$3,206

Segment profit	$3,174	$2,563	$5,762	$4,771
Less portion of GE Infrastructure not
included in GECS	(2,717)	(2,113)	(4,769)	(3,815)
Total segment profit in GECS	$457	$450	$993	$956

Revenues in GE
Aviation	$4,923	$4,079	$9,243	$7,530
Aviation Financial Services	1,081	1,088	2,312	2,337
Energy	7,003	5,195	12,643	9,862
Energy Financial Services	989	417	1,759	741
Oil & Gas	1,895	1,821	3,430	2,969
Transportation	1,202	1,107	2,350	2,235

Segment profit in GE
Aviation	$914	$828	$1,689	$1,527
Aviation Financial Services	252	266	639	654
Energy	1,222	895	2,129	1,584
Energy Financial Services	178	169	323	270
Oil & Gas	255	189	416	291
Transportation	241	217	495	431

GE Infrastructure revenues increased 26%, or $3.6 billion, in the second quarter of 2008 on higher volume ($2.3 billion), higher prices ($0.4 billion) and the weaker U.S. dollar ($0.3 billion) at the industrial businesses of the segment. The increase in volume reflected the increased sales of thermal and wind equipment and services at Energy; the effects of acquisitions and increased sales of engine services and commercial engines at Aviation; increases in both equipment and chemical sales at Water; and increased equipment sales at Transportation; partially offset by lower volume at Oil & Gas. The effects of the weaker U.S. dollar were primarily at Energy and Oil & Gas, while higher prices were principally at Energy and Aviation. Revenues also increased as a result of financial services’ acquisitions ($0.6 billion), primarily at Energy Financial Services.

(23)

Segment profit rose 24%, or $0.6 billion, as higher volume ($0.4 billion), higher prices ($0.4 billion) and productivity ($0.1 billion) were partially offset by higher material and other costs ($0.3 billion) at the industrial businesses of the segment. The increase in volume primarily related to Energy, Aviation and Water.

GE Infrastructure revenues rose 24% to $32.5 billion for the six months ended June 30, 2008, on higher volume ($4.2 billion), higher prices ($0.6 billion) and the weaker U.S. dollar ($0.6 billion) at the industrial businesses of the segment. The increase in volume reflected the effects of acquisitions at Aviation and Oil & Gas; increased sales of thermal and wind equipment and services at Energy; military and commercial engines and services at Aviation; both equipment and chemical sales at Water; and increased equipment sales at Transportation. Price increases were primarily at Energy and Aviation, while the effects of the weaker U.S. dollar were primarily at Energy and Oil & Gas. Revenues for the six months also increased as a result of financial services’ acquisitions ($0.9 billion), primarily at Energy Financial Services.

Segment profit for the first six months of 2008 rose 21% to $5.8 billion, compared with $4.8 billion in 2007, as higher volume ($0.8 billion), higher prices ($0.6 billion) and productivity ($0.1 billion) were partially offset by higher material and other costs ($0.5 billion) at the industrial businesses of the segment. Volume increases were primarily at Energy, Aviation and Water. Higher material and other costs were primarily at Aviation and Energy.

Discontinued Operations

	Three months ended June 30		Six months ended June 30
(In millions)	2008	2007	2008	2007

Loss in GECS from discontinued operations,
net of taxes	$(337)	$(255)	$(408)	$(656)

Discontinued operations is comprised of our Japanese personal loan business (Lake) and our Japanese mortgage and card businesses, excluding our minority ownership in GE Nissen Credit Co., Ltd. (GE Money Japan), our U.S. mortgage business (WMC), GE Life, Genworth Financial, Inc. and most of GE Insurance Solutions Corporation. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the second quarter and first six months of 2008, primarily reflected the estimated incremental loss on disposal ($0.2 billion) and the loss from operations ($0.1 billion) at GE Money Japan.

Loss from discontinued operations, net of taxes, for the second quarter of 2007, reflected the loss from operations at WMC ($0.2 billion) and GE Money Japan ($0.1 billion).

Loss from discontinued operations, net of taxes, for the first six months of 2007, reflected the loss from operations at WMC ($0.6 billion) and GE Money Japan ($0.1 billion).

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

(24)

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•	During the first six months of 2008, we completed the acquisition of Merrill Lynch Capital and Bank BPH.

•	The U.S. dollar was weaker at June 30, 2008, than at December 31, 2007, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Adoption of SFAS 157 did not have a material effect on our financial position or results of operations. Illiquidity in the credit markets experienced during the first six months of this year contributed to the amount of our reported Level 3 instruments, primarily in our available-for-sale investment portfolios. At June 30, 2008, the aggregate amount of instruments requiring fair value measurement on a recurring basis included in Level 3 represented approximately 1% of the aggregate amount of total assets and liabilities. Of the aggregate amount of total financial instruments requiring recurring fair value measurement, approximately 27% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. See Note 8 to the condensed, consolidated financial statements for further information related to the adoption of SFAS 157.

Overview of Our Cash Flow

Our cash and equivalents aggregated $16.5 billion at June 30, 2008, compared with $13.9 billion at June 30, 2007. GECS cash from operating activities (CFOA) totaled $11.8 billion at June 30, 2008, compared to $9.1 billion at June 30, 2007. The increase is primarily the result of increased collections of interest from loans and finance leases, rental income from operating leases, increases in security deposits, and decreases in provision for taxes, partially offset by increases in interest payments on borrowings.

Our principal use of cash has been investing in assets to grow our businesses. Of the $38.0 billion that we invested during the six months of 2008, $24.8 billion was used for additions to financing receivables; $6.6 billion was used to invest in new equipment, principally for lease to others; and $12.8 billion was used for acquisitions of new businesses, the largest of which were Merrill Lynch Capital and Bank BPH.

We paid dividends to General Electric Company (GE), our parent company, through a distribution of our retained earnings, including proceeds from certain business sales. Dividends paid to GE totaled $2.0 billion in the first six months of 2008 compared to $4.6 billion in the first six months of 2007. There were no special dividends paid to GE in the first six months of 2008, compared to $2.7 billion in the first six months of 2007. During the first six months of 2008, our borrowings with maturities of 90 days or less have increased by $8.7 billion. New borrowings of $61.4 billion having maturities longer than 90 days were added during the six months of 2008, while $34.7 billion of such long-term borrowings were retired.

Based on past performance and current expectations, in combination with the financial flexibility that comes with a strong balance sheet and the highest credit ratings, we believe that we are in a sound position to grow dividends to our parent company and continue making selective investments for long-term growth.

(25)

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance businesses and holders of guaranteed investment contracts. Investment securities were $45.5 billion at June 30, 2008, compared with $44.9 billion at December 31, 2007. Of the amount at June 30, 2008, we held residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities with estimated fair values of $5.3 billion and $2.7 billion, respectively. Such amounts included unrealized losses of $0.8 billion and $0.1 billion, respectively. At June 30, 2008, of the RMBS amount, we had approximately $1.7 billion of exposure to subprime credit, primarily supporting our guaranteed investment contracts; $1.4 billion of this amount was insured by monoline insurers (Monolines). Monolines provide credit enhancement for certain of our investment securities. At June 30, 2008, our investment securities insured by Monolines were $3.3 billion. Although several of the Monolines have been downgraded by the rating agencies, a majority of this amount was insured by investment-grade Monolines.

At June 30, 2008, unrealized losses on investment securities totaled $2.5 billion. Of this amount, $1.4 billion were aged 12 months or more. We regularly review investment securities for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, our intent and ability to hold to recovery and the financial health and specific prospects for the issuer. Of securities with unrealized losses at June 30, 2008, $0.1 billion was at risk of being charged to earnings in the next 12 months. Continued uncertainty in the capital markets may cause increased levels of losses. Other-than-temporary impairment losses were $0.3 billion for the first six months of 2008, compared with an insignificant amount in 2007. Investments in retained interests decreased by $0.1 billion in the first six months of 2008 reflecting declines in fair value accounted for in accordance with SFAS 155, Accounting for Certain Hybrid Financial Instruments, that became effective at the beginning of 2007.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. The portfolio of financing receivables, before allowance for losses, was $428.4 billion at June 30, 2008, and $388.3 billion at December 31, 2007. The related allowance for losses at June 30, 2008, amounted to $4.5 billion, compared with $4.2 billion at December 31, 2007, representing our best estimate of probable losses inherent in the portfolio. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful).

Financing receivables, before allowance for losses, increased $40.1 billion from December 31, 2007, primarily as a result of core growth ($34.5 billion), acquisitions ($18.6 billion) and the weaker U.S. dollar ($7.7 billion), partially offset by securitization and sales ($20.5 billion) and dispositions ($3.3 billion). Related nonearning receivables were $6.5 billion (1.5% of outstanding receivables) at June 30, 2008, compared with $5.5 billion (1.4% of outstanding receivables) at year-end 2007. Nonearning receivables exclude loans held for sale.

Delinquency rates on managed GE Commercial Finance equipment loans and leases and managed GE Money financing receivables follow.

(26)

	Delinquency rates at
	June 30, 2008(a)	December 31, 2007	June 30, 2007

GE Commercial Finance	1.48%	1.21%	1.28%
GE Money	5.92	5.38	5.22
U.S.	5.55	5.52	4.50
Non-U.S.	6.07	5.32	5.50

(a)	Subject to update.

Delinquency rates at GE Commercial Finance increased from December 31, 2007, and June 30, 2007, to June 30, 2008, primarily as a result of the inclusion of the Sanyo acquisition in Japan, which contributed an additional nine basis points at June 30, 2008, as well as deterioration in our U.S. commercial middle market and certain European portfolios.

Delinquency rates at GE Money increased from December 31, 2007, and June 30, 2007, to June 30, 2008, primarily as a result of continued deterioration in our U.S. portfolio and the effects of tighter credit conditions in our secured financing business in the U.K. In response, GE Money will continue to tighten underwriting standards related to the U.S. and U.K. consumers and will continue its process of regularly reviewing and adjusting reserve levels in response to when it is probable that losses have been incurred in the portfolio. This environment may result in higher provisions for loan losses and could adversely affect results of operations at GE Money.

Other assets comprise mainly real estate investments, equity and cost method investments and assets held for sale. Other assets totaled $82.5 billion at June 30, 2008, compared with $83.4 billion at December 31, 2007. Of the amount at June 30, 2008, we had cost method investments totaling $2.7 billion. Cost method investments include our investment in preferred and common stock, $0.3 billion and an insignificant amount, respectively, of FGIC Corporation (FGIC), a monoline credit insurer. During 2008, credit rating agencies downgraded FGIC; following the downgrades, various alternatives were being considered. During the first quarter of 2008, we recognized an other-than-temporary impairment on FGIC common stock. No such impairment occurred during the second quarter of 2008. We continue to monitor our investment in FGIC closely, including review for further impairment.

D. Borrowings

During the first six months of 2008, GECS and GECS affiliates issued $59.6 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets. Maturities for these issuances ranged from one to 30 years. We used the proceeds for repayment of maturing long-term debt and to fund acquisitions and organic growth. We anticipate that we will issue approximately $20 to $25 billion of additional long-term debt during the remainder of 2008, mostly to repay maturing long-term debt. The ultimate amount we issue will depend on our needs and on the markets.

E. New Accounting Standard

On December 4, 2007, the FASB issued SFAS 141R, Business Combinations, which we will adopt on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the

(27)

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

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Except as described in Part II, Item 1, “Legal Proceedings,” there were no changes in our internal control over financial reporting during the period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As previously reported, in January 2005 the staff of the U.S. Securities and Exchange Commission (SEC) informed GE that it had commenced an investigation and requested certain documents and information with respect to the use of hedge accounting for derivatives by GE and General Electric Capital Corporation (GE Capital). In August 2005, the SEC staff advised GE that the SEC had issued a formal order of investigation in the matter. The SEC staff has taken testimony in this matter and has requested information about other GE accounting policies and practices, including items related to revenue recognition and our cash flow presentations.

In the course of responding to SEC inquiries, GE recently identified certain items not previously corrected in GE’s Consolidated Statement of Cash Flows. These items primarily relate to elimination of the cash flow effects of intercompany transactions between GE and us and include effects of clerical errors, errors in elimination classifications among operating, investing and financing activities and transaction-reporting errors involving identification of intercompany transactions. GE reflected the adjustments for these items in prior period financial information reported in its Form 10-Q. These errors had no effects on GE’s total cash or cash equivalents, nor did they affect GE’s financial position or results of operations. GE also adjusted the prior period financial information for items (primarily involving failures to eliminate certain types of intercompany transactions from consolidated cash flows) that GE had previously identified and determined to be immaterial with the concurrence of KPMG. In Exhibit 99(b) to

(28)

GE’s Form 10-Q, GE provided the effect of these adjustments on its Statement of Cash Flows for each of the years 2005, 2006 and 2007, the year to date periods for 2007 and the first quarter of 2008. We also identified certain immaterial items not previously corrected in our Statement of Cash Flows. These items relate to errors in classification between operating and investing activities and within investing activities. We have provided the effects of these adjustments on our Statement of Cash Flows in the prior period financial information in this Form 10-Q. These errors had no effects on our total cash or cash equivalents, nor did they affect our financial position or results of operations. In Exhibit 99(b) to our Form 10-Q, we provided the effect of these adjustments on our Statement of Cash Flows for the year-ended December 31, 2007, the nine months ended September 30, 2007, and the three months ended March 31, 2008.

We and GE and its audit committee have evaluated the circumstances surrounding the effects of these items on our previously reported financial statements, and have determined that the adjustments relating to these items are not material to our financial statements.

We and GE also have reviewed our internal control over financial reporting with respect to the items identified above and have concluded that the internal control deficiencies implicated by these items constitute a significant deficiency in our internal control over financial reporting, but do not (individually or in the aggregate with other identified deficiencies) constitute a material weakness in our internal control. In response to these items, we and GE have initiated a number of internal control enhancements, including enhancing our process documentation, review processes and training as it relates to the preparation of the Consolidated Statement of Cash Flows.

We and GE continue to cooperate with the ongoing SEC investigation and to discuss the investigation and issues arising in that investigation and our internal review of certain accounting matters with the SEC staff with a goal of completing our review and resolving these matters as soon as practicable. Senior management and GE’s audit committee are monitoring these matters closely with the assistance of outside counsel and accounting experts. We and GE and its audit committee are committed to addressing issues that arise and to providing transparent disclosure to our investors concerning these matters.

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the SEC are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of GE Capital have received subpoenas and requests for information in connection with the investigation: GE Funding CMS and GE Funding Capital Market Services, Inc. (GE FCMS). GE Capital has cooperated and continues to cooperate fully with the SEC and DOJ in this matter. On July 21, 2008, GE FCMS received a "Wells notice" advising that the SEC staff is considering recommending that the SEC bring a civil injunctive action or institute an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities by certain former employees of GE FCMS. GE FCMS is one of several industry participants that received Wells notices during 2008. GE FCMS understands that it will have an opportunity to respond to the Wells notice and to discuss the matter with the staff before any recommendation is made to the Commission.

In June 2008, the Environmental Protection Agency issued a notice of violation alleging non-compliance with the Clean Air Act at a power cogeneration plant in Homer City, PA. The plant is operated exclusively by EME Homer City Generation L.P., and is owned and leased to EME Homer City Generation L.P. by subsidiaries of GE Capital. The notice of violation does not indicate a specific penalty amount but makes reference to statutory fines. We believe that we have meritorious defenses and that EME Homer City Generation L.P. is obligated to indemnify GE Capital's subsidiaries and pay all costs associated with this matter.

(29)

Item 6. Exhibits

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.*
Exhibit 99(b)	Immaterial Correction.*
* Filed electronically herewith.

(30)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Services, Inc. (Registrant)
July 25, 2008	/s/ Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(31)