Form 10-Q
period 2008-09-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2008-10-30
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR
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

At October 29, 2008, 1,062 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Services, Inc.

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could adversely or positively affect our future results include: the behavior of financial markets, including fluctuations in interest and exchange rates, commodity and equity prices and the value of financial assets; continued volatility and further deterioration of the capital markets; the commercial and consumer credit environment; the impact of regulation and regulatory, investigative and legal actions; strategic actions, including acquisitions and dispositions; future integration of acquired businesses; future financial performance of major industries which we serve, including, without limitation, the air and rail transportation, energy generation, media, real estate and healthcare industries; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)
	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Revenues
Revenues from services (Note 3)	$17,852	$17,789	$54,027	$52,308
Sales of goods	579	277	1,474	337
Total revenues	18,431	18,066	55,501	52,645

Costs and expenses
Interest	6,723	5,780	19,242	16,478
Operating and administrative	4,730	4,696	14,233	13,595
Cost of goods sold	486	236	1,264	284
Investment contracts, insurance losses and insurance
annuity benefits	839	889	2,557	2,744
Provision for losses on financing receivables	1,641	1,190	4,453	3,132
Depreciation and amortization	2,363	1,998	6,629	5,854
Minority interest in net earnings of consolidated
affiliates	96	54	184	189
Total costs and expenses	16,878	14,843	48,562	42,276

Earnings from continuing operations before
income taxes	1,553	3,223	6,939	10,369
Benefit (provision) for income taxes	457	(4)	301	(1,327)

Earnings from continuing operations	2,010	3,219	7,240	9,042
Loss from discontinued operations, net of
taxes (Note 2)	(170)	(1,352)	(568)	(1,986)

Net earnings	1,840	1,867	6,672	7,056
Dividends	(272)	(1,225)	(2,291)	(6,029)
Retained earnings at beginning of period	41,164	35,885	38,351	35,500
Retained earnings at end of period	$42,732	$36,527	$42,732	$36,527

See accompanying notes.

(3)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Financial Position
(In millions)	September 30, 2008	December 31, 2007
(Unaudited)
Assets
Cash and equivalents	$13,075	$9,439
Investment securities	43,188	44,941
Inventories	73	63
Financing receivables – net (Notes 5 and 6)	421,788	384,067
Other receivables	21,072	22,078
Property, plant and equipment, less accumulated amortization of $28,931
and $24,477	65,779	63,746
Goodwill (Note 7)	26,319	25,427
Other intangible assets – net (Note 7)	4,192	4,509
Other assets	81,628	83,392
Assets of discontinued operations (Note 2)	1,238	8,823
Total assets	$678,352	$646,485

Liabilities and equity
Short-term borrowings (Note 8)	$215,409	$192,420
Accounts payable	13,952	14,714
Long-term borrowings (Note 8)	321,019	308,502
Investment contracts, insurance liabilities and insurance annuity benefits	34,886	34,359
Other liabilities	23,951	26,522
Deferred income taxes	10,327	9,099
Liabilities of discontinued operations (Note 2)	743	1,692
Total liabilities	620,287	587,308

Minority interest in equity of consolidated affiliates	2,367	1,501

Capital stock	11	11
Accumulated gains (losses) – net
Investment securities	(2,251)	110
Currency translation adjustments	4,816	7,472
Cash flow hedges	(2,096)	(727)
Benefit plans	(84)	(105)
Additional paid-in capital	12,570	12,564
Retained earnings	42,732	38,351
Total shareowner’s equity	55,698	57,676
Total liabilities and equity	$678,352	$646,485

The sum of accumulated gains (losses) on investment securities, currency translation adjustments, cash flow hedges and benefit plans constitutes “Accumulated nonowner changes other than earnings,” and was $385 million and $6,750 million at September 30, 2008, and December 31, 2007, respectively.

See accompanying notes.

(4)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)
	Nine months ended September 30
(In millions)	2008	2007

Cash flows – operating activities
Net earnings	$6,672	$7,056
Loss from discontinued operations	568	1,986
Adjustments to reconcile net earnings to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	6,629	5,854
Decrease in accounts payable	(669)	(1,359)
Provision for losses on financing receivables	4,453	3,132
All other operating activities	491	(2,454)
Cash from operating activities – continuing operations	18,144	14,215
Cash from operating activities – discontinued operations	506	4,757
Cash from operating activities	18,650	18,972

Cash flows – investing activities
Additions to property, plant and equipment	(9,468)	(10,334)
Dispositions of property, plant and equipment	7,286	7,218
Increase in loans to customers	(294,232)	(263,798)
Principal collections from customers – loans	268,873	237,354
Investment in equipment for financing leases	(18,464)	(19,556)
Principal collections from customers – financing leases	18,316	18,057
Net change in credit card receivables	(2,852)	3,281
Payments for principal businesses purchased	(24,989)	(7,522)
Proceeds from sale of discontinued operations	5,220	–
Proceeds from principal business dispositions	4,422	1,102
All other investing activities	(2,948)	(4,519)
Cash used for investing activities – continuing operations	(48,836)	(38,717)
Cash used for investing activities – discontinued operations	(625)	(4,777)
Cash used for investing activities	(49,461)	(43,494)

Cash flows – financing activities
Net decrease in borrowings (maturities of 90 days or less)	(16,949)	(8,467)
Newly issued debt
Short-term (91 to 365 days)	26,982	815
Long-term (longer than one year)	72,133	75,995
Non-recourse, leveraged lease	113	24
Repayments and other debt reductions
Short-term (91 to 365 days)	(41,793)	(32,252)
Long-term (longer than one year)	(2,593)	(3,697)
Non-recourse, leveraged lease	(524)	(681)
Dividends paid to shareowner	(2,291)	(5,871)
All other financing activities	(750)	(1,068)
Cash from financing activities – continuing operations	34,328	24,798
Cash used for financing activities – discontinued operations	(4)	(5)
Cash from financing activities	34,324	24,793

Increase in cash and equivalents	3,513	271
Cash and equivalents at beginning of year	9,739	12,629
Cash and equivalents at September 30	13,252	12,900
Less cash and equivalents of discontinued operations at September 30	177	165
Cash and equivalents of continuing operations at September 30	$13,075	$12,735

See accompanying notes.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1.  Summary of Significant Accounting Policies

Our financial statements are prepared in conformity with the U.S. generally accepted accounting principles (GAAP). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our Form 8-K dated October 8, 2008. See Note 1 to the consolidated financial statements for the year ended December 31, 2007, included in our Form 8-K dated October 8, 2008, which discusses our consolidation and financial statement presentation. We have reclassified certain prior-period amounts to conform to the current-period’s presentation.

General Electric Capital Services, Inc. (GECS) owns all of the common stock of General Electric Capital Corporation (GE Capital or GECC). All of our outstanding common stock is owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. GECS includes Commercial Lending and Leasing (CLL), Real Estate, GE Money, GECAS and Energy Financial Services. Details of total revenues and segment profit by operating segment can be found on page 21 of this report.

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

Accounting changes

On January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which are more fully discussed in Note 9 to the condensed, consolidated financial statements.

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

(6)

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the second quarter of 2008, we committed to sell GE Money Japan, resulting in the addition of our Japanese mortgage and card businesses to discontinued operations. Subsequent to the end of the second quarter, we reached an agreement to sell these businesses and completed the sale during the third quarter of 2008. In connection with this agreement, and primarily related to our Japanese mortgage and card businesses, we recorded an incremental $247 million impairment loss in the first nine months of 2008. Under this agreement, the sale proceeds will be increased or reduced to reflect our portion of actual interest refund claims based on terms specified in the agreement. GE Money Japan revenues from discontinued operations were $209 million and $298 million in the third quarters of 2008 and 2007, respectively, and $760 million and $1,017 million in the first nine months of 2008 and 2007, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $160 million and $1,030 million in the third quarters of 2008 and 2007, respectively, and $508 million and $1,077 million in the first nine months of 2008 and 2007, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $224 million at September 30, 2008. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. The amount of our current reserve represents our best estimate of losses with respect to our repurchase obligations. However, actual losses could exceed our reserve amount, if actual claim rates, valid tenders or losses we incur on repurchased loans, are higher than historically observed. WMC revenues from discontinued operations were $(7) million and $(431) million in the third quarters of 2008 and 2007, respectively, and $(64) million and $(1,291) million in the first nine months of 2008 and 2007, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $8 million and $332 million in the third quarters of 2008 and 2007, respectively, and $35 million and $916 million in the first nine months of 2008 and 2007, respectively.

Insurance

In total, earnings (losses) from insurance-related discontinued operations, net of taxes, were $(2) million and $10 million in the third quarters of 2008 and 2007, respectively, and $(25) million and $7 million in the first nine months of 2008 and 2007, respectively.

(7)

Summarized financial information for discontinued operations is shown below.

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Operations
Total revenues	$202	$(133)	$696	$(274)

Loss from discontinued operations before
income taxes	$(207)	$(615)	$(516)	$(1,929)
Income tax benefit	50	184	193	863
Loss from discontinued operations,
net of taxes	$(157)	$(431)	$(323)	$(1,066)

Disposal
Loss on disposal before income taxes	$(1,277)	$(1,549)	$(1,499)	$(1,560)
Income tax benefit	1,264	628	1,254	640
Loss on disposal, net of taxes	$(13)	$(921)	$(245)	$(920)

Loss from discontinued operations, net of taxes	$(170)	$(1,352)	$(568)	$(1,986)

At
(In millions)	September 30, 2008	December 31, 2007

Assets
Cash and equivalents	$177	$300
Financing receivables – net	–	6,675
Other	1,061	1,848
Assets of discontinued operations	$1,238	$8,823

At
(In millions)	September 30, 2008	December 31, 2007

Liabilities
Liabilities of discontinued operations	$743	$1,692

(8)

3.  Revenues From Services

Revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Interest on loans	$7,198	$6,075	$20,426	$17,438
Equipment leased to others	3,967	3,754	11,686	11,207
Fees	1,989	1,661	4,798	4,871
Investment income(a)	604	1,016	2,562	3,630
Financing leases	1,107	1,136	3,456	3,489
Real estate investments	803	1,364	3,102	3,420
Premiums earned by insurance activities	554	583	1,664	1,653
Associated companies	560	663	1,676	1,678
Gross securitization gains	265	368	859	1,479
Other items	805	1,169	3,798	3,443
Total	$17,852	$17,789	$54,027	$52,308

(a)	Included gain on sale of Swiss Reinsurance Company common stock of $566 million during first quarter of 2007.

4.  Income Taxes

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

At
(In millions)	September 30, 2008	December 31, 2007

Unrecognized tax benefits	$4,158	$3,906
Portion that, if recognized, would reduce tax expense and
effective tax rate(a)	2,423	2,475
Accrued interest on unrecognized tax benefits	859	670
Accrued penalties on unrecognized tax benefits	71	55
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-1,000	0-1,000
Portion that, if recognized, would reduce tax expense	0-650	0-750
and effective tax rate(a)

(a)	Some portion of such reduction might be reported as discontinued operations.

The IRS is currently auditing the GE consolidated income tax returns for 2003-2007, a substantial portion of which include our activities. In addition, certain other U.S. tax deficiency issues and refund claims for previous years remain unresolved. It is reasonably possible that the 2003-2005 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of unrecognized tax benefits. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

(9)

5.  Financing Receivables

Financing receivables – net, consisted of the following.

At
(In millions)	September 30, 2008	December 31, 2007

Loans, net of deferred income	$352,949	$313,290
Investment in financing leases, net of deferred income	73,487	75,015
	426,436	388,305
Less allowance for losses (Note 6)	(4,648)	(4,238)
Financing receivables – net(a)	$421,788	$384,067

(a)	Included $7,172 million and $9,708 million related to consolidated, liquidating securitization entities at September 30, 2008, and December 31, 2007, respectively.

Details of financing receivables – net follow.

At
(In millions)	September 30, 2008	December 31, 2007

CLL
Equipment and leasing and other	$109,906	$96,817
Commercial and industrial	69,133	58,863
	179,039	155,680

Real Estate	48,090	32,228

GE Money
Non-U.S. residential mortgages(a)	72,117	73,042
Non-U.S. installment and revolving credit	33,554	34,669
U.S. installment and revolving credit	29,058	27,914
Non-U.S. auto	24,281	27,368
Other	12,009	10,198
	171,019	173,191

GECAS(b)	15,483	14,197

Energy Financial Services	8,613	7,898

Other(c)	4,192	5,111
	426,436	388,305
Less allowance for losses	(4,648)	(4,238)
Total	$421,788	$384,067

(a)
At September 30, 2008, net of credit insurance, approximately 26% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At the origination date, all of these loans were underwritten to the reset value.

(b)	Included loans and financing leases of $13,101 million and $11,685 million at September 30, 2008, and December 31, 2007, respectively, related to commercial aircraft at Aviation Financial Services.
(c)
Included loans and financing leases of $4,192 million and $5,106 million at September 30, 2008, and December 31, 2007, respectively, related to certain consolidated, liquidating securitization entities.

(10)

6.  Allowance for Losses on Financing Receivables

(In millions)	Balance January 1, 2008	Provision charged to operations	Currency exchange	Other(a)	Gross write-offs	Recoveries	Balance September 30, 2008

CLL
Equipment and
leasing and other	$661	$391	$4	$88	$(536)	$69	$677
Commercial and
industrial	276	233	(10)	5	(164)	12	352

Real Estate	168	47	(4)	8	(10)	1	210

GE Money
Non-U.S. residential
mortgages	246	147	(20)	5	(135)	52	295
Non-U.S. installment
and revolving credit	1,371	1,259	(51)	(6)	(1,968)	722	1,327
U.S. installment and
revolving credit	985	1,908	–	(416)	(1,477)	215	1,215
Non-U.S. auto	324	260	(19)	(40)	(479)	225	271
Other	162	131	(3)	31	(182)	54	193

GECAS	8	47	–	–	(1)	–	54

Energy Financial
Services	19	12	–	3	–	–	34

Other	18	18	–	(1)	(15)	–	20

Total	$4,238	$4,453	$(103)	$(323)	$(4,967)	$1,350	$4,648

(a)	Other primarily included the effects of acquisitions and securitization activity.

7.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets – net, consisted of the following.

At
(In millions)	September 30, 2008	December 31, 2007

Goodwill	$26,319	$25,427
Intangible assets subject to amortization	4,192	4,509
Total	$30,511	$29,936

(11)

Changes in goodwill balances follow.

	2008
	CLL	Real Estate	GE Money	GECAS	Energy Financial Services	Total

Balance January 1	$12,015	$1,087	$10,273	$162	$1,890	$25,427
Acquisitions/purchase accounting
adjustments	849	151	400	2	327	1,729
Dispositions, currency exchange
and other	(132)	(20)	(621)	(5)	(59)	(837)
Balance September 30	$12,732	$1,218	$10,052	$159	$2,158	$26,319

Goodwill balances increased $1,244 million from new acquisitions. The most significant increases related to acquisitions of Merrill Lynch Capital ($608 million at CLL, Energy Financial Services and GECAS), Bank BPH ($399 million at GE Money) and CDM Resource Management, Ltd. ($229 million at Energy Financial Services). During 2008, the goodwill balance increased by $485 million related to purchase accounting adjustments to prior-year acquisitions. The most significant of these adjustments were increases of $176 million and $150 million associated with the 2007 acquisitions of Sanyo Electric Credit Co., Ltd. by CLL and Dundee REIT by Real Estate, respectively. In 2008, goodwill balances decreased $550 million as a result of the stronger U.S. dollar.

Intangible Assets Subject to Amortization

	At
	September 30, 2008			December 31, 2007
(In millions)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Customer-related	$2,150	$(723)	$1,427	$2,395	$(869)	$1,526
Patents, licenses and trademarks	780	(578)	202	428	(309)	119
Capitalized software	2,132	(1,367)	765	1,832	(1,095)	737
Lease valuations	1,771	(521)	1,250	1,841	(360)	1,481
Present value of future profits	831	(393)	438	818	(364)	454
All other	275	(165)	110	347	(155)	192
Total	$7,939	$(3,747)	$4,192	$7,661	$(3,152)	$4,509

Amortization expense related to intangible assets subject to amortization was $289 million and $238 million for the quarters ended September 30, 2008 and 2007, respectively. Amortization expense related to intangible assets subject to amortization for the nine months ended September 30, 2008 and 2007, was $723 million and $634 million, respectively.

(12)

8.  Borrowings

Borrowings are summarized in the following table.

At
(In millions)	September 30, 2008	December 31, 2007

Short-term borrowings

Commercial paper
U.S.
Unsecured	$62,252	$72,392
Asset-backed(a)	3,864	4,775
Non-U.S.	25,681	28,711
Current portion of long-term debt(b)	68,152	56,301
Bank deposits(c)(d)	31,781	11,486
Bank borrowings(e)	13,353	6,915
GE Interest Plus notes(f)	8,348	9,590
Other	1,978	2,250
Total	215,409	192,420

Long-term borrowings

Senior notes
Unsecured(g)	302,689	283,097
Asset-backed(h)	5,279	5,528
Extendible notes	2,197	8,500
Subordinated notes(i)(j)	10,854	11,377
Total	321,019	308,502
Total borrowings	$536,428	$500,922

(a)	Consists entirely of obligations of consolidated, liquidating securitization entities.
(b)	Included $397 million and $1,106 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at September 30, 2008, and December 31, 2007, respectively.
(c)	Included $16,305 million and $10,789 million of deposits in non-U.S. banks at September 30, 2008, and December 31, 2007, respectively.
(d)	Included certificates of deposits distributed by brokers of $15,476 million and $697 million at September 30, 2008, and December 31, 2007, respectively.
(e)	Term borrowings from banks with a remaining term to maturity of less than 12 months.
(f)	Entirely variable denomination floating rate demand notes.
(g)	Included $1,684 million of certificates of deposits with maturities greater than one year at September 30, 2008, and no such certificates of deposits at December 31, 2007.
(h)	Included $2,421 million and $3,410 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at September 30, 2008, and December 31, 2007, respectively.
(i)	Included $750 million of subordinated notes guaranteed by GE at September 30, 2008, and December 31, 2007.
(j)	Included $7,741 million and $8,064 million of subordinated debentures receiving rating agency equity credit at September 30, 2008, and December 31, 2007, respectively.

(13)

9.  Fair Value Measurements

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

When quoted market prices are unobservable, we use quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments are included in Level 2 and primarily comprise our portfolio of corporate fixed income, and government, mortgage and asset-backed securities. In infrequent circumstances, our pricing vendors may provide us with valuations that are based on significant unobservable inputs, and in those circumstances we classify the investment securities in Level 3.

As part of our adoption of SFAS 157 in the first quarter of 2008, we conducted a review of our primary pricing vendor, with the assistance of an accounting firm, to validate that the inputs used in that vendor’s pricing process are deemed to be market observable as defined in the standard. More specifically, we used a combination of approaches to validate that the process used by the pricing vendor is consistent with the requirements of the standard and that the levels assigned to these valuations are reasonable. While we were not provided access to proprietary models of the vendor, our review included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class for which prices are provided. Our review also included an examination of the underlying inputs and assumptions for a sample of individual securities, a process we have continued to perform for each reporting period.

(14)

Based on this examination, and the ongoing review performed, we believe that the valuations used in our financial statements are reasonable and are appropriately classified in the fair value hierarchy. As of September 30, 2008, the valuation provided by pricing services was $27,897 million and was classified in Level 2. The valuations provided by pricing services based on significant unobservable inputs was insignificant and those investment securities are classified as Level 3.

Retained interests in securitizations are valued using a discounted cash flow model that considers the underlying structure of the securitization and estimated net credit exposure, prepayment assumptions, discount rates and expected life. Investment securities priced using non-binding broker quotes and retained interests are included in Level 3. We use non-binding broker quotes as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted the prices we have obtained. Level 3 investment securities valued using non-binding broker quotes totaled $2,061 million at September 30, 2008, and were classified as available-for-sale securities.

We receive one quote for Level 2 and Level 3 securities where third party quotes are used as our basis for fair value measurement. As is the case with our primary pricing vendor, third party providers of quotes do not provide access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management personnel conduct internal reviews of pricing for all such investment securities at least quarterly to ensure reasonability of valuations used in our financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. Based on the information available, we believe that the fair values provided by the brokers are consistent with the principles of SFAS 157.

Private equity investments held in investment company affiliates are initially valued at cost. Valuations are reviewed at the end of each quarter utilizing available market data to determine whether or not any fair value adjustments are necessary. Such market data include any comparable public company trading multiples. Unobservable inputs include company-specific fundamentals and other third party transactions in that security. Our valuation methodology for private equity investments is applied consistently and these investments are generally included in Level 3.

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

(15)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2008. Included in the table are investment securities of $21,994 million, primarily supporting obligations to annuitants and policyholders in our run-off insurance businesses, and $9,953 million supporting obligations to holders of guaranteed investment contracts. Such securities are primarily investment grade. In addition, the table includes $5,922 million and $2,893 million of derivative assets and liabilities, respectively, with highly rated counterparties, primarily used for risk management purposes. Also included are retained interests in securitizations totaling $5,944 million.

September 30, 2008 (In millions)	Level 1	Level 2	Level 3	FIN 39 netting(a)	Net balance

Assets
Investment securities	$1,368	$29,046	$12,774	$–	$43,188
Derivatives	–	8,792	1,021	(3,891)	5,922
Other(b)	–	1,121	645	–	1,766
Total	$1,368	$38,959	$14,440	$(3,891)	$50,876

Liabilities
Derivatives	$7	$6,639	$204	$(3,957)	$2,893
Other	–	611	–	–	611
Total	$7	$7,250	$204	$(3,957)	$3,504

(a)
FASB Interpretation (FIN) 39, Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists. Includes fair value adjustments related to our own and counterparty credit risk.

(b)	Includes private equity investments and loans designated under the fair value option.

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended September 30, 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in equity.

(16)

Changes in Level 3 instruments for the three months ended September 30, 2008

(In millions)	July 1, 2008	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	September 30, 2008	Net change in unrealized gains (losses) relating to instruments still held at September 30, 2008(c)

Investment securities	$13,539	$278	$(265)	$(488)	$(290)	$12,774	$128
Derivatives(d)(e)	476	400	18	(61)	7	840	343
Other	715	(33)	(38)	2	(1)	645	(31)
Total	$14,730	$645	$(285)	$(547)	$(284)	$14,259	$440

(a)	Earnings effects are primarily included in “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(c)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at September 30, 2008.

(d)	Earnings from Derivatives were more than offset by $190 million in losses from related derivatives included in Level 2 and $253 million in losses from qualifying fair value hedges.
(e)	Represents derivative assets net of derivative liabilities and includes cash accruals of $23 million not reflected in the fair value hierarchy table.

Changes in Level 3 instruments for the nine months ended September 30, 2008

(In millions)	January 1, 2008	Net realized/ unrealized gains (losses) included in earnings(a)	Net realized/ unrealized gains (losses) included in accumulated nonowner changes other than earnings	Purchases, issuances and settlements	Transfers in and/or out of Level 3(b)	September 30, 2008	Net change in unrealized gains (losses) relating to instruments still held at September 30, 2008(c)

Investment securities	$12,122	$622	$(414)	$54	$390	$12,774	$101
Derivatives(d)(e)	264	688	43	(162)	7	840	522
Other	689	(41)	(9)	(44)	50	645	(41)
Total	$13,075	$1,269	$(380)	$(152)	$447	$14,259	$582

(a)	Earnings effects are primarily included in “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.
(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.
(c)
Represents the amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at September 30, 2008.

(d)	Earnings from Derivatives were partially offset by $275 million in losses from related derivatives included in Level 2 and $309 million in losses from qualifying fair value hedges.
(e)	Represents derivative assets net of derivative liabilities and includes cash accruals of $23 million not reflected in the fair value hierarchy table.

(17)

Certain assets measured at fair value on a non-recurring basis, and therefore not included in the preceding tables, were $257 million identified as Level 2 and $1,913 million identified as Level 3. We recognized $121 million and $379 million of losses related to non-recurring fair value measurements of loans, and $199 million and $275 million of other-than-temporary impairments of cost and equity method investments during the third quarter and first nine months of 2008, respectively.

10.  Shareowner’s Equity

A summary of increases (decreases) in shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Net earnings	$1,840	$1,867	$6,672	$7,056
Investment securities – net	(1,047)	(15)	(2,361)	(1,214)
Currency translation adjustments – net	(3,452)	1,304	(2,656)	2,419
Cash flow hedges – net	(1,488)	(819)	(1,369)	(87)
Benefit plans – net	3	2	21	16
Total	$(4,144)	$2,339	$307	$8,190

11.  Off-Balance Sheet Arrangements

The following table represents assets in off-balance sheet securitization entities.

At
(In millions)	September 30, 2008	December 31, 2007

Receivables secured by
Equipment	$6,169	$6,552
Commercial real estate	8,333	9,244
Other assets	11,085	12,880
Credit card receivables	21,910	22,793
Trade receivables	2,562	2,036
Total securitized assets(a)(b)	$50,059	$53,505

(a)
At September 30, 2008, and December 31, 2007, liquidity support amounted to $2,301 million and $2,810 million, respectively. Credit support amounted to $2,319 million and $2,804 million at September 30, 2008, and December 31, 2007, respectively.

(b)	Liabilities for recourse obligations related to off-balance sheet assets were $2 million at both September 30, 2008, and December 31, 2007.

(18)

12.  Subsequent Event

On October 7, 2008, General Electric Company (“GE”), our parent, completed an offering of 547,825,000 shares of common stock at a price of $22.25 per share. The underwriters of the offering have an option expiring November 1, 2008 to purchase from GE up to an additional 82,173,750 shares.

On October 16, 2008, GE issued 30,000 shares of GE’s 10% cumulative perpetual preferred stock, par value $1.00 per share, having an aggregate liquidation value of $3.0 billion, and warrants to purchase 134,831,460 shares of GE’s common stock, par value $0.06 per share, for an aggregate purchase price of $3.0 billion in cash. The preferred stock is redeemable at GE’s option after three years, in whole or in part, at a price of 110% of liquidation value plus accrued and unpaid dividends. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, for five years at an exercise price of $22.25 per share of common stock and are settled through physical share issuance.

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

Overview

Revenues for the third quarter of 2008 were $18.4 billion, a $0.4 billion (2%) increase over the third quarter of 2007. Revenues for the third quarters of 2008 and 2007 included $1.4 billion and $0.3 billion of revenue from acquisitions, respectively, and in 2008 were reduced by $0.1 billion as a result of dispositions. Revenues for the quarter also decreased $0.6 billion compared with the third quarter of 2007 as a result of organic revenue declines, partially offset by the weaker U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $2.0 billion, down 38% from $3.2 billion in the third quarter of 2007.

Revenues for the first nine months of 2008 were $55.5 billion, a $2.9 billion (5%) increase over the first nine months of 2007. Revenues for the first nine months of 2008 and 2007 included $3.6 billion and $0.5 billion of revenue from acquisitions, respectively, and in 2008 were increased by $0.2 billion as a result of dispositions. Revenues for the first nine months also decreased $0.4 billion compared with the first nine months of 2007 as a result of organic revenue declines, including the 2007 gain on sale of Swiss Reinsurance Company (Swiss Re) common stock, partially offset by the weaker U.S. dollar. Earnings were $7.2 billion, down 20% from $9.0 billion in the first nine months of 2007.

Overall, acquisitions contributed $1.4 billion and $1.0 billion to total revenues in the third quarters of 2008 and 2007, respectively. Our earnings in the third quarters of 2008 and 2007 included approximately $0.1 billion and an insignificant amount, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only

(19)

revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.1 billion and $0.6 billion in the third quarters of 2008 and 2007, respectively. The effect of dispositions on earnings was insignificant in the third quarters of 2008 and 2007.

Acquisitions contributed $3.6 billion to total revenues and $0.4 billion to earnings in the first nine months of 2008, compared with $2.4 billion and $0.1 billion, respectively, in the first nine months of 2007. Dispositions also affected our operations through lower revenues of $0.3 billion and $2.0 billion in the first nine months of 2008 and 2007, respectively. The effects of dispositions on earnings was an increase of $0.3 billion during the first nine months of 2008 compared with a decrease of $0.1 billion in the first nine months of 2007.

The most significant acquisitions affecting results in 2008 were Merrill Lynch Capital (primarily at CLL); Sanyo Electric Credit Co., Ltd. (Sanyo); CitiCapital; Diskont und Kredit AG and Disko Leasing GmbH (DISKO) and ASL Auto Service-Leasing GmbH (ASL), the leasing businesses of KG Allgemeine Leasing GmbH & Co. at Commercial Lending and Leasing (CLL); Regency Energy Partners LP at Energy Financial Services; and Bank BPH at GE Money.

The provision for income taxes was a benefit of $0.5 billion for the third quarter of 2008 (effective tax rate of negative 29.4%), compared with an insignificant expense for the third quarter of 2007 (effective tax rate of 0.1%). The tax rate decreased primarily as a result of lower pre-tax income from jurisdictions (primarily the U.S.) that are taxed at higher than our average rate, partially offset by a higher provision in the third quarter 2008 as compared to the third quarter 2007 to bring our nine-month tax rate in line with the projected full year tax rate, and by the absence of the tax benefit related to the 2007 sale of our investment in SES.

The provision for income taxes was a benefit of $0.3 billion for the first nine months of 2008 (effective tax rate of negative 4.3%), compared with an expense of $1.3 billion for the first nine months of 2007 (effective tax rate of 12.8%). The tax rate decreased primarily as a result of lower pre-tax income from jurisdictions (primarily the U.S.) that are taxed at higher than our average rate, increased lower-taxed global operations, the non-repeat of the 2007 increased tax liabilities related to IRS audit activity, and the tax benefit related to the mark-to-market of our Genpact investment, partially offset by the absence of the tax benefit related to the 2007 sale of our investment in SES.

Segment Operations

Operating segments comprise our five businesses focused on the broad markets they serve: CLL, Real Estate, GE Money, GECAS and Energy Financial Services. The Chairman allocates resources to, and assesses the performance of, these five businesses. In addition to providing information on segments in their entirety, we have also provided supplemental information for the Capital Solutions business within the CLL segment for greater clarity. Our Chairman does not separately assess the performance of, or allocate resources to, this business.

GECS corporate items and eliminations include the effects of eliminating transactions between operating segments; results of our insurance activities remaining in continuing operations; underabsorbed corporate overhead; certain non-allocated amounts determined by the Chairman; and a variety of sundry items. GECS corporate items and eliminations is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements.

Segment profit is determined based on internal performance measures used by the Chairman to assess the performance of each business in a given period. In connection with that assessment, the Chairman may exclude matters such as charges for restructuring; rationalization and other similar expenses; in-process research and development and certain other acquisition-related charges and balances; technology and product development costs; certain gains and losses

(20)

from dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team.

Segment profit always excludes the effects of principal pension plans, results reported as discontinued operations and accounting changes. Segment profit includes interest and other financial charges and income taxes, which we sometimes refer to as “net earnings”.

We have reclassified certain prior-period amounts to conform to the current period’s presentation.

Summary of Operating Segments

	Three months ended September 30 (Unaudited)		Nine months ended September 30 (Unaudited)
(In millions)	2008	2007	2008	2007
Revenues
CLL	$6,547	$6,862	$20,525	$19,859
Real Estate	1,679	1,937	5,526	5,109
GE Money	6,540	6,153	19,481	18,246
GECAS	1,265	1,195	3,690	3,660
Energy Financial Services	1,261	832	3,020	1,573
Total segment revenues	17,292	16,979	52,242	48,447
GECS corporate items and eliminations(a)	1,139	1,087	3,259	4,198
Total revenues in GECS	$18,431	$18,066	$55,501	$52,645

Segment profit
CLL	$394	$905	$2,005	$2,633
Real Estate	244	640	1,204	1,680
GE Money	791	947	2,832	3,306
GECAS	285	274	955	960
Energy Financial Services	306	255	606	501
Total segment profit	2,020	3,021	7,602	9,080
GECS corporate items and eliminations(a)(b)	(10)	198	(362)	(38)
Earnings in GECS from continuing operations	2,010	3,219	7,240	9,042
Loss in GECS from discontinued
operations, net of taxes	(170)	(1,352)	(568)	(1,986)
Total net earnings in GECS	$1,840	$1,867	$6,672	$7,056

(a)	Included the gain on sale of Swiss Re common stock $0.6 billion pre tax ($0.3 billion after tax) during the first quarter of 2007.
(b)	Included restructuring and other charges of $0.1 billion and $0.2 billion for the first nine months of 2008 and 2007, respectively, primarily related to CLL and GE Money.

See accompanying notes to consolidated financial statements.

(21)

CLL

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Revenues	$6,547	$6,862	$20,525	$19,859

Segment profit	$394	$905	$2,005	$2,633

At
(In millions)	September 30, 2008	September 30, 2007	December 31, 2007

Total assets	$252,477	$220,391	$229,608

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Revenues
Capital Solutions	$3,673	$3,543	$11,128	$10,371

Segment profit
Capital Solutions	$317	$444	$1,220	$1,302

At
(In millions)	September 30, 2008	September 30, 2007	December 31, 2007

Total assets
Capital Solutions	$130,482	$118,861	$122,527

CLL revenues decreased 5% and net earnings decreased 56% compared with the third quarter of 2007. Revenues for the third quarter of 2008 included $0.4 billion from acquisitions. Revenues for the quarter decreased $0.7 billion compared with the third quarter of 2007 as a result of organic revenue declines ($0.9 billion), partially offset by the weaker U.S. dollar ($0.2 billion). Net earnings decreased by $0.5 billion in the third quarter of 2008, resulting from core declines ($0.5 billion), partially offset by acquisitions ($0.1 billion). Net earnings included the effects of higher mark-to-market losses and other-than-temporary impairments ($0.3 billion) and Genpact mark-to-market losses ($0.2 billion), and the absence of the effects of the 2007 SES transaction ($0.1 billion).

CLL revenues increased 3% and net earnings decreased 24% compared with the first nine months of 2007. Revenues for the first nine months of 2008 and 2007 included $1.3 billion and $0.2 billion from acquisitions, respectively, and in 2008 were reduced by $0.2 billion as a result of dispositions. Revenues for the first nine months decreased $0.2 billion compared with the first nine months of 2007 as a result of organic revenue declines ($1.0 billion), partially offset by the weaker U.S. dollar ($0.8 billion). Net earnings decreased by $0.6 billion in the first nine months of 2008, resulting from core declines ($1.0 billion), including an increase of $0.1 billion in the provision for losses on financing receivables and lower investment income ($0.1 billion), partially offset by acquisitions ($0.3 billion) and higher securitization ($0.1 billion). Net earnings included the effects of higher mark-to-market losses and other-than-temporary impairments ($0.5 billion), and the absence of the effects of the 2007 SES transaction ($0.6 billion),

(22)

partially offset by Genpact mark-to-market gains ($0.3 billion). These results also included a gain on sale of a portion of our investment in Penske Truck Leasing Co., L.P. ($0.1 billion).

Real Estate

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Revenues	$1,679	$1,937	$5,526	$5,109

Segment profit	$244	$640	$1,204	$1,680

At
(In millions)	September 30, 2008	September 30, 2007	December 31, 2007

Total assets	$88,739	$72,197	$79,285

Real Estate revenues decreased 13% and net earnings decreased 62% compared with the third quarter of 2007. Revenues for the third quarter included $0.1 billion from acquisitions. Revenues for the quarter decreased $0.3 billion compared with the third quarter of 2007 as a result of organic revenue declines ($0.4 billion), partially offset by the weaker U.S. dollar ($0.1 billion). Real Estate net earnings decreased $0.4 billion compared with the third quarter of 2007, primarily from a decline in net earnings from real estate equity investments ($0.5 billion), partially offset by an increase in net earnings from real estate lending ($0.1 billion).

Real Estate assets at September 30, 2008 increased $9.5 billion, or 12%, from December 31, 2007, including $13.2 billion, or 36%, attributable to an increase in real estate lending, partially offset by a $3.5 billion, or 9%, decline in real estate equity investments. During the first nine months of 2008, we sold real estate equity investment assets with a book value totaling $5.1 billion, which resulted in net earnings of $1.2 billion that were partially offset by depreciation and other expenses.

Real Estate revenue increased 8% and net earnings decreased 28% compared with the first nine months of 2007. Revenues for the first nine months of 2008 included $0.3 billion from acquisitions. Revenues for the first nine months increased $0.2 billion compared with the first nine months of 2007 as a result of the weaker U.S. dollar ($0.3 billion), partially offset by organic revenue declines ($0.1 billion).

Real Estate net earnings decreased $0.5 billion compared with the first nine months of 2007, primarily from a decline in net earnings from real estate equity investments ($0.5 billion), partially offset by an increase in net earnings from real estate lending ($0.1 billion). Net earnings from the sale of real estate equity investments were lower as a result of increasingly difficult market conditions experienced in the first nine months of 2008. In the normal course of our business operations, we sell certain real estate equity investments when it is economically advantageous for us to do so. However, as real estate values are affected by certain forces beyond our control (e.g. market fundamentals and demographic conditions), it is difficult to predict with certainty the level of future sales or sales prices.

(23)

GE Money

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Revenues	$6,540	$6,153	$19,481	$18,246

Segment profit	$791	$947	$2,832	$3,306

At
(In millions)	September 30, 2008	September 30, 2007	December 31, 2007

Total assets	$209,222	$196,840	$209,178

GE Money revenues increased 6% and net earnings decreased 16% compared with the third quarter of 2007. Revenues for the third quarter of 2008 included $0.3 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the quarter also increased $0.2 billion compared with the third quarter of 2007 as a result of the weaker U.S. dollar ($0.3 billion), partially offset by organic revenue declines ($0.2 billion). The decrease in net earnings resulted primarily from core declines ($0.2 billion), including the effects of higher delinquencies of $0.2 billion, and lower securitization income ($0.1 billion), partially offset by growth in lower-taxed earnings from global operations ($0.1 billion).

GE Money revenues increased 7% and net earnings decreased 14% compared with the first nine months of 2007. Revenues for the first nine months of 2008 included $0.4 billion from acquisitions and $0.4 billion from the gain on sale of our CPS business and were reduced by $0.1 billion from dispositions. Revenues for the first nine months also increased $0.5 billion compared with the first nine months of 2007 as a result of the weaker U.S. dollar ($1.1 billion), partially offset by organic revenue declines ($0.6 billion). The decrease in net earnings resulted primarily from core declines ($0.8 billion) (including lower results reflecting the effects of higher delinquencies of $0.5 billion) and lower securitization income ($0.4 billion). These decreases were partially offset by growth in lower-taxed earnings from global operations ($0.4 billion), the gain on the sale of our CPS business ($0.2 billion), the weaker U.S. dollar ($0.1 billion) and acquisitions ($0.1 billion).

GECAS

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Revenues	$1,265	$1,195	$3,690	$3,660

Segment profit	$285	$274	$955	$960

At
(In millions)	September 30, 2008	September 30, 2007	December 31, 2007

Total assets	$49,841	$47,038	$47,189

(24)

GECAS revenues and net earnings increased 6% and 4%, respectively, compared with the third quarter of 2007. The increase in revenues resulted primarily from organic revenue growth ($0.1 billion). The increase in net earnings resulted primarily from core growth.

GECAS revenues increased 1% and net earnings decreased 1% compared with the first nine months of 2007. The increase in revenues is primarily as a result of organic revenue growth ($0.1 billion), partially offset by lower investment income ($0.1 billion). The decrease in net earnings resulted primarily from lower investment income, partially offset by core growth.

Energy Financial Services

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Revenues	$1,261	$832	$3,020	$1,573

Segment profit	$306	$255	$606	$501

At
(In millions)	September 30, 2008	September 30, 2007	December 31, 2007

Total assets	$21,856	$17,493	$18,705

Energy Financial Services revenues and net earnings increased 52% and 20%, respectively, compared with the third quarter of 2007. Revenues for the third quarters of 2008 and 2007 included $0.6 billion and $0.3 billion from acquisitions. Revenues for the quarter also increased $0.1 billion compared with the third quarter of 2007 as a result of organic revenue growth ($0.1 billion). The increase in net earnings resulted primarily from core growth.

Energy Financial Services revenues and net earnings increased 92% and 21%, respectively, compared with the first nine months of 2007. Revenues for the first nine months of 2008 and 2007 included $1.5 billion and $0.3 billion from acquisitions. Revenues for the first nine months also increased $0.2 billion compared with the first nine months of 2007 as a result of organic revenue growth ($0.2 billion). The increase in net earnings resulted primarily from core growth ($0.1 billion).

Discontinued Operations

	Three months ended September 30		Nine months ended September 30
(In millions)	2008	2007	2008	2007

Loss in GECS from discontinued operations,
net of taxes	$(170)	$(1,352)	$(568)	$(1,986)

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

(25)

Loss from discontinued operations, net of taxes, for the third quarter of 2008, reflected loss from operations ($0.2 billion), primarily at GE Money Japan.

Loss from discontinued operations, net of taxes, for the first nine months of 2008, primarily reflected loss from operations ($0.3 billion) and the estimated incremental loss on disposal ($0.2 billion) at GE Money Japan.

Loss from discontinued operations, net of taxes, for the third quarter of 2007, reflected the estimated incremental loss on disposal ($0.9 billion) at Lake and the loss from operations at WMC ($0.3 billion) and GE Money Japan ($0.1 billion).

Loss from discontinued operations, net of taxes, for the first nine months of 2007, reflected the estimated incremental loss on disposal ($0.9 billion) at Lake and the loss from operations at WMC ($0.9 billion) and GE Money Japan ($0.2 billion).

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position resulted from the following:

•	During the first nine months of 2008, we completed the acquisitions of Merrill Lynch Capital, CitiCapital and Bank BPH.

•	The U.S. dollar was stronger at September 30, 2008, than at December 31, 2007, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

Cash Flows

Our cash and equivalents aggregated $13.1 billion at September 30, 2008, compared with $12.7 billion at September 30, 2007. GECS cash from operating activities (CFOA) totaled $18.1 billion for the first nine months of 2008 compared with $14.2 billion for the first nine months of 2007. The increase is primarily the result of increased collections of interest from loans and finance leases and rental income from operating leases, resulting primarily from core growth and currency exchange; and increases in cash collateral received from counterparties on derivative contracts and security deposits. These increases were partially offset by increases in interest payments resulting from increased borrowings, and taxes paid.

Our principal use of cash has been investing in assets to grow our businesses. Of the $48.8 billion that we invested during the first nine months of 2008, $28.4 billion was used for additions to financing receivables; $25.0 billion was used for acquisitions of new businesses, the largest of which were Merrill Lynch Capital, CitiCapital and Bank BPH; and $9.5 billion was used to invest in new equipment, principally for lease to others.

We paid dividends to General Electric Company (GE), our parent, through a distribution of our retained earnings, including special dividends from proceeds of certain business sales. Dividends paid to GE totaled $2.3 billion in the first nine months of 2008 compared with $5.9 billion in the first nine months of 2007. There were no special dividends paid to GE in the first nine months of 2008 compared with $2.7 billion in the first nine months of 2007. During the first nine months of 2008, our borrowings with maturities of 90 days or less have decreased by $16.9 billion. New

(26)

borrowings of $99.2 billion having maturities longer than 90 days were added during the first nine months of 2008, while $44.9 billion of such long-term borrowings were retired.

Fair Value Measurements

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Adoption of SFAS 157 did not have a material effect on our financial position or results of operations. During the third quarter, our methodology remained consistent with prior quarters for measuring fair value of financial instruments trading in volatile markets. Additional information about our application of SFAS 157 is provided in Note 9 to the condensed, consolidated financial statements.

The fair value of derivatives includes an adjustment for our non-performance risk. At September 30, 2008, the adjustment for our non-performance risk was a gain of $0.1 billion.

At September 30, 2008, the aggregate amount of instruments requiring fair value measurement on a recurring basis included in Level 3 represented approximately 1% of the aggregate amount of consolidated assets and liabilities. Of the aggregate amount of total financial instruments requiring recurring fair value measurement, approximately 27% are included in Level 3. The amount we report in Level 3 in future periods will be directly affected by market conditions. See Note 9 to the condensed, consolidated financial statements for further information related to the adoption of SFAS 157.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance businesses and holders of guaranteed investment contracts. Investment securities were $43.2 billion at September 30, 2008 compared with $44.9 billion at December 31, 2007. Of the amount at September 30, 2008, we held residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities with estimated fair values of $4.9 billion and $2.5 billion, respectively. Such amounts included unrealized losses of $0.9 billion and $0.3 billion, respectively.

At September 30, 2008, we had approximately $1.5 billion of exposure to residential subprime credit, primarily supporting our guaranteed investment contracts; $1.2 billion of this amount was insured by monoline insurers (Monolines). Monolines provide credit enhancement for certain of our investment securities. At September 30, 2008, our total investment securities insured by Monolines were $3.1 billion. Although several of the Monolines have been downgraded by the rating agencies, a majority of this amount was insured by investment-grade Monolines. In addition, we had approximately $2.8 billion of exposure to commercial, regional and foreign banks, primarily relating to corporate debt securities, with associated unrealized losses of $0.5 billion.

We regularly review investment securities for impairment using both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security is in an unrealized loss position and, for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial health of and specific prospects for the issuer, as well as our intent and ability to hold the security to maturity or until forecasted recovery. Our impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers. At September 30, 2008, unrealized losses on investment securities totaled $4.1 billion, including $2.3 billion aged 12 months or more. Of the amount aged 12 months or more, $1.2 billion and $1.1 billion related to corporate debt securities and structured securities (mortgage-backed, asset-backed and retained interests in off-balance sheet securitization arrangements),

(27)

respectively. Other-than-temporary impairment losses were $0.6 billion for the first nine months of 2008, primarily relating to retained interests in our off-balance sheet securitization arrangements, RMBS and corporate debt securities of financial institutions and media companies. Other-than-temporary impairment losses were $0.1 billion for the first nine months of 2007.

Our qualitative review attempts to identify issuers’ securities “at-risk” of impairment, that is, with a possibility of other-than-temporary impairment recognition in the following 12 months. Of securities with unrealized losses at September 30, 2008, $0.5 billion was at risk of being charged to earnings in the next 12 months. Continued uncertainty in the capital markets may cause increased levels of losses.

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

Selected financing receivables ratios follow.

September 30, 2008
Nonearning receivables as a percentage of total financing receivables		Allowance for losses as a percentage of nonearning receivables	Allowance for losses as a percentage of total financing receivables

CLL
Equipment and leasing and other	1.0%	59.7%	0.6%
Commercial and industrial	1.5	35.0	0.5

Real Estate	0.2	230.8	0.4

GE Money
Non-U.S. residential mortgages	4.6	8.9	0.4
Non-U.S. installment and revolving credit	1.8	221.4	4.0
U.S. installment and revolving credit	2.3	179.5	4.2
Non-U.S. auto	0.4	280.1	1.1
Other	2.8	56.3	1.6

GECAS	0.9	37.0	0.4

Energy Financial Services	1.9	20.9	0.4

Other	0.8	58.8	0.5

Total	1.8	60.9	1.1

(28)

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

Delinquency rates at
September 30, 2008(a)		December 31, 2007	September 30, 2007

Equipment Financing	1.61%	1.21%	1.35%
Consumer	6.54	5.38	5.26
U.S.	6.17	5.52	5.14
Non-U.S.	6.69	5.32	5.30

(a)	Subject to update

The portfolio of financing receivables, before allowance for losses, was $426.4 billion at September 30, 2008, and $388.3 billion at December 31, 2007. Financing receivables, before allowance for losses, increased $38.1 billion from December 31, 2007, primarily as a result of core growth ($46.3 billion) and acquisitions ($31.8 billion), partially offset by securitization and sales ($28.2 billion), the stronger U.S. dollar ($10.7 billion) and dispositions ($3.3 billion).

Related nonearning receivables amounted to $7.6 billion (1.8% of outstanding receivables) at September 30, 2008, compared with $5.5 billion (1.4% of outstanding receivables) at December 31, 2007. Nonearning receivables excludes loans held for sale. Related nonearning receivables increased from December 31, 2007, primarily as a result of new exposures, including the effects of the Sanyo and Bank BPH acquisitions, as well as the continued deterioration in the U.S. and U.K. markets and certain European portfolios.  At September 30, 2008, our nonearning receivables included a higher concentration of loans secured by mortgages and mid-market equipment, which have lower historical loss experience than unsecured exposures.

The allowance for losses at September 30, 2008, amounted to $4.6 billion compared with $4.2 billion at December 31, 2007, representing our best estimate of probable losses inherent in the portfolio and reflecting the current credit and economic environment. Allowance for losses increased $0.4 billion from December 31, 2007, primarily as a result of overall growth in our portfolio and increased delinquencies in the U.S. and U.K. markets and certain European portfolios. We recorded a provision for loan losses of $1.6 billion in the third quarter of 2008 compared with $1.2 billion in the third quarter of 2007.

Delinquency rates on equipment financing loans and leases increased from December 31, 2007, and September 30, 2007, to September 30, 2008, primarily as a result of the inclusion of the Sanyo acquisition in Japan, which contributed an additional 10 basis points at September 30, 2008, as well as deterioration in our U.S. commercial middle market and certain European portfolios. The current financial market turmoil and tight credit conditions may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on consumer financing receivables increased from December 31, 2007, and September 30, 2007, to September 30, 2008, primarily as a result of continued deterioration in our U.S. portfolio, the effects of tighter credit conditions in our secured financing business in the U.K. and the acquisition of Bank BPH. In response, GE Money will continue to tighten underwriting standards related to the U.S. and U.K. consumers and will continue its process of regularly reviewing and adjusting reserve levels in response to when it is probable that losses have been incurred in the portfolio. This environment may result in higher provisions for loan losses and could adversely affect results of operations at GE Money. See Notes 5 and 6 to the condensed, consolidated financial statements.

(29)

Other assets comprise mainly real estate investments, equity and cost method investments and assets held for sale. Other assets totaled $81.6 billion at September 30, 2008, compared with $83.4 billion at December 31, 2007. Of the amount at September 30, 2008, we had cost method investments totaling $2.5 billion. Cost method investments include a $0.1 billion investment in FGIC Corporation (FGIC), a monoline credit insurer. During 2008, credit rating agencies downgraded FGIC; following the downgrades, various alternatives were being considered. During the first nine months of 2008, we recognized other-than-temporary impairments on our investments in FGIC common stock ($0.1 billion in the first quarter) and preferred stock ($0.2 billion in the third quarter). We continue to monitor our investment in FGIC closely, including review for further impairment.

D. Liquidity and Borrowings

We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. We rely on cash generated through our operating activities as well as unsecured and secured funding sources, including commercial paper, term debt, bank deposits, bank borrowings, securitization and other retail funding products.

The global credit markets have recently experienced unprecedented volatility, which has affected both the availability and cost of our funding sources. In this current volatile credit environment, GE, our parent, has taken a number of initiatives to strengthen its liquidity, maintain its dividend, and maintain the highest credit ratings. Specifically, GE has:

•	Reduced the GECS dividend to GE from 40% to 10% of GECS earnings and suspended its stock repurchase program;

•	Raised $15 billion in cash through common and preferred stock offerings in October 2008;

•	Reduced commercial paper borrowings at GECS to $88 billion at September 30, 2008;

•	Targeted to further reduce GECS commercial paper borrowings to $80 billion by the end of 2008 and to 10-15% of total GECS borrowings going forward;

•	Begun resizing GE to deliver a 60%/40% industrial-financial services earnings split by the end of 2009;

•	Grown our deposit funding at GECS to $33.5 billion at September 30, 2008; and

•	Registered to use the Federal Reserve’s Commercial Paper Funding Facility for up to $98 billion, which is available through April 30, 2009.

Throughout this period of volatility, we have been able to continue to meet our funding needs at acceptable costs. We continue to access the commercial paper markets without interruption, although we have been doing so at shorter average maturities than historically. During the first nine months of 2008, GECS and its affiliates have issued $69.2 billion of senior, unsecured long-term debt. This debt was both fixed and floating rate and was issued to institutional and retail investors in the U.S. and 17 other global markets. Maturities for these issuances ranged from one to 40 years. We are not currently planning to issue long-term debt for the remainder of 2008, but will consider it if we have opportunities to issue debt on favorable terms as a result of more stable markets or other developments. We maintain securitization capability in most of the asset classes we have traditionally securitized. However, these capabilities have been, and continue to be, more limited than in 2007. Securitization proceeds at GECS were $0.7 billion and $4.9

(30)

billion during the three months and nine months ended September 30, 2008, respectively. Comparable amounts for 2007 were $5.2 billion and $16.9 billion, for three months and nine months, respectively.

We have successfully grown our deposits at GECS by $22.0 billion since January 1, 2008, to $33.5 billion at September 30, 2008. We have deposit-taking capability at nine banks outside of the U.S. and two banks in the U.S., GE Money Bank Inc., a Federal Savings Bank (FSB), and GE Capital Financial Inc., an Industrial Loan Corporation (ILC). The FSB and ILC currently issue certificates of deposits (CDs) distributed by brokers in maturity terms from three months to five years. Total outstanding CDs at these two banks at September 30, 2008 were $17.2 billion. We expect deposits to continue to grow and constitute a greater percentage of our total funding in the future.

In the event we cannot sufficiently access our normal sources of funding, we have a number of alternative sources of liquidity available, including cash balances and collections, marketable securities, credit lines and liquidity facilities provided by governments.

We anticipate that we will continue to generate cash from operating activities in the future, which is available to help meet our liquidity needs. We also generate substantial cash from the principal collections of loans and financing leases, which historically has been invested in asset growth. We plan to slow new asset originations and investment to the extent necessary to generate cash from collections in excess of originations to help support liquidity needs.

Committed, unused credit lines at GECS totaling $62.1 billion had been extended to GECS by 66 financial institutions at September 30, 2008. These lines include $37.3 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. The remaining $24.8 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement. Investment securities at GECS with a fair value of $10.0 billion at September 30, 2008 supporting obligations to holders of guaranteed investment contracts are also available as a source of liquidity by entering into a repurchase agreement with a counterparty. The cash proceeds available from a repurchase agreement transaction could be significantly less than fair value depending on existing market conditions at the time.

We are currently evaluating the effect on our operations and funding strategies of recently announced actions by the governments of the United States and other nations. The U.S. Government has enacted legislation and created several programs to help stabilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stabilization Act of 2008, the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and Money Market Investor Funding Facility (MMIFF) and the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program. Additionally, the governments of many nations have announced similar measures for institutions in their respective countries.

We believe that the Federal Reserve’s recently announced CPFF and MMIFF add an important liquidity backstop for U.S. issuers of commercial paper and money market commercial paper investors and will help restore confidence in the prime commercial paper market. On October 20, 2008, we submitted our registration and received notification of our eligibility for the Federal Reserve Bank of New York CPFF, which began purchases of qualifying commercial paper on October 27, 2008. We plan to use the facility primarily to support our commercial paper investors who need liquidity and to manage our maturity profile.

E. New Accounting Standard

On December 4, 2007, the FASB issued SFAS 141R, Business Combinations, which we will adopt on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the

(31)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2007. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2008, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In July and September 2008, shareholders filed two purported class actions under the federal securities laws in the United States District Court for the District of Connecticut naming GE as defendant, as well as GE’s chief executive officer and chief financial officer. The complaints allege that GE and GE’s chief executive officer made false and misleading statements that artificially inflated GE’s stock price between March 12, 2008 and April 10, 2008, when GE announced that its results for the first quarter of 2008 would not meet GE’s previous guidance and GE also lowered its full year guidance for 2008. In addition, shareholders have filed two purported derivative actions in New York State court against GE’s chief executive officer and chief financial officer, the members of GE’s board and GE (as nominal

(32)

defendant) for alleged breach of fiduciary duty and other claims in connection with these events. These four cases, which seek unspecified damages, are in their earliest stages and GE intends to defend itself vigorously.

In October 2008, shareholders filed a purported class action under the federal securities laws in the United States District Court for the Southern District of New York naming GE as defendant, as well as GE’s chief executive officer and chief financial officer. The complaint alleges that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when GE announced the pricing of a common stock offering. This case, which seeks unspecified damages, is at the earliest stage and GE intends to defend itself vigorously.

Item 1A. Risk Factors

Certain risks described below update the risk factors in Part 1, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 and were included as part of the offering documents in GE’s recently completed offering of shares of common stock.

Risks Relating to the Financial Services Industry and Financial Markets

Recent government actions to stabilize credit markets and financial institutions may not be effective and could adversely affect our competitive position.

The U.S. Government recently enacted legislation and created several programs to help stablilize credit markets and financial institutions and restore liquidity, including the Emergency Economic Stablilization Act of 2008, the Federal Reserve’s Commercial Paper Funding Facility (CPFF) and Money Market Investor Funding Facility and the Federal Deposit Insurance Corporation's (FDIC) Temporary Liquidity Guarantee Program. Additionally, the governments of many nations have announced similar measures for institutions in their respective countries. There is no assurance that these programs individually or collectively will have beneficial effects in the credit markets, will address credit or liquidity issues of companies that participate in the programs or will reduce volatility or uncertainty in the financial markets.  The failure of these programs to have their intended effects could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations. During the period that these programs are in place, we could temporarily benefit from the terms of the programs or from the conditions for participation, relative to other companies that do not participate in the programs we do.  To the extent that we participate in these programs or other programs, there is no assurance that such programs will remain available for sufficient periods of time or on acceptable terms to benefit us, and the expiration of such programs could have unintended adverse effects on us.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. A large portion of GE Capital’s borrowings have been issued in the commercial paper markets and, although GE Capital has continued to issue commercial paper, there can be no assurance that such markets will continue to be a reliable source of short-term financing for GE Capital. If current levels of market disruption and volatility continue or worsen, or if we cannot lower our asset levels as planned, we would seek to repay commercial paper as it becomes due or to meet our other liquidity needs using the Federal Reserve's CPFF Program, the net proceeds of GE’s equity offering and the investment by Berkshire Hathaway Inc., drawing upon contractually committed lending agreements primarily provided by global banks and/or by seeking

(33)

other funding sources. However, under such extreme market conditions, there can be no assurance such agreements and other funding sources would be available or sufficient.

Difficult conditions in the financial services markets have materially and adversely affected the business and results of operations of GE Capital and we do not expect these conditions to improve in the near future.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

The soundness of other financial institutions could adversely affect GE Capital.

GE Capital has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose GE Capital to credit risk in the event of default of its counterparty or client. In addition, GE Capital’s credit risk may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. GE Capital also has exposure to these financial institutions in the form of equity investments and unsecured debt instruments. There can be no assurance that any such losses or impairments to the carrying value of its financial assets would not materially and adversely affect GE Capital’s business and results of operations.

The real estate markets are highly uncertain.

We provide financing for the acquisition, refinancing and renovation of various types of properties. We also consider opportunities to buy and sell properties, which may result in significant outlays or proceeds of cash, either individually or in the aggregate. The profitability of real estate investments is largely dependent upon the specific geographic market in which they are located and the perceived value of that market at the time of sale. We may have difficulty optimizing that mix and such activity may vary significantly from one year to the next. Under current market and credit conditions, there can be no assurance as to the level of sales we will complete or the net sales proceeds we will realize. In addition, our funding transactions expose GE Capital to credit risk in the event of default.

In addition, we are a residential mortgage lender in certain geographic markets that have been and may continue to be adversely affected by declines in real estate values and home sale volumes, job losses and other factors that may negatively impact the credit performance of our mortgage loans. Our allowance for loan losses on these mortgage loans is based on our analysis of current and historical delinquency and loan performance, as well as other management assumptions that may be inaccurate predictions of credit performance in this environment.

Failure to maintain our “Triple-A” credit ratings could adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

The major debt agencies routinely evaluate our debt and have given their highest credit ratings to us. This evaluation is based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. On September 25, 2008, GE reaffirmed its longstanding commitment to maintaining

(34)

its “Triple A” ratings and announced that it is taking certain steps to strengthen its capital and liquidity position, including reducing the level of dividends it receives from GE Capital from 40% to 10% of GE Capital’s earnings, suspending the repurchase of its common stock, reducing GE Capital’s commercial paper debt to a level of 10 to 15% of GE Capital’s total debt and reducing the size of its financial services business so that it contributes only approximately 40% of its total earnings by the end of 2009. GE also announced that GE Capital’s long-term funding plan for 2008 has been completed. Following this announcement, Standard & Poor’s Ratings Services affirmed GE and GE Capital’s “AAA” long-term and “A-1+” short-term corporate credit ratings with a stable outlook and Moody’s Investor Services commented that GE’s revised operational and financial strategies for GE Capital “are supportive of” GE’s and GE Capital’s “Aaa” long-term and “Prime-1” short-term ratings with a stable outlook. In light of the difficulties in the financial services industry and the difficult financial markets, however, there can be no assurance that GE will successfully complete these steps or, in the event of further deterioration in the financial markets, that completion of these steps and any others GE might take in response, will be sufficient to allow it to maintain its “Triple A” ratings. Failure to do so could adversely affect GE’s cost of funds and related margins, liquidity, competitive position and access to capital markets.

Other Business Risks

Our global growth is subject to a number of economic and political risks.

We conduct our operations in virtually every part of the world. Global economic developments affect businesses such as ours in many ways. Operations are also subject to the effects of global competition. Our global business is affected by local economic environments, including inflation, recession and currency volatility. Political changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation has decreased or become even more costly as a result of recent market developments.

The success of our business depends on achieving our objectives for strategic acquisitions and dispositions.

With respect to acquisitions and mergers, we may not be able to identify suitable candidates at terms acceptable to us, or may not achieve expected returns and other benefits as a result of integration challenges, such as personnel and technology. We will continue to evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms that are less than we had anticipated. These difficulties have been exacerbated in the current credit environment because buyers have difficulty obtaining the necessary financing. In addition, there is a risk that we may sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value. We also may be too optimistic about a particular business’s prospects, in which case we may be unable to find a buyer at a price acceptable to us and therefore may have potentially sacrificed enterprise value.

We are subject to a wide variety of laws and regulations.

Our businesses are subject to regulation by U.S. federal and state laws and foreign laws, regulations and policies. Changes to laws or regulations may require us to modify our business objectives or affect our returns on investment if existing practices become more restricted, subject to escalating costs or prohibited outright. Particular risks include regulatory risks arising from local laws, such as laws that reduce the allowable lending rate or limit consumer borrowing, from local liquidity regulations that may increase the risks of not being able to retrieve assets, and changes

(35)

to tax law that may affect our return on investments. For example, GE’s effective tax rate is reduced because active business income earned and indefinitely reinvested outside the United States is taxed at less than the U.S. rate. A significant portion of this reduction depends upon a provision of U.S. tax law that defers the imposition of U.S. tax on certain active financial services income until that income is repatriated to the United States as a dividend. This provision is consistent with international tax norms and permits U.S. financial services companies to compete more effectively with foreign banks and other foreign financial institutions in global markets. This provision, currently scheduled to expire at the end of 2009, has been scheduled to expire and has been extended by Congress on five previous occasions, including in October of 2008, but there can be no assurance that it will continue to be extended. In the event this provision is not extended after 2009, the current U.S. tax imposed on active financial services income earned outside the United States would increase, making it more difficult for U.S. financial services companies to compete in global markets. If this provision is not extended, we expect our effective tax rate to increase significantly after 2011.

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

(36)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Services, Inc. (Registrant)
October 30, 2008	/s/ Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(37)