Form 10-Q
period 2009-09-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2009-11-02
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR
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

At October 30, 2009, 1,062 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Services, Inc.

Forward-Looking Statements

This document contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of GE Capital’s funding and on our ability to reduce GE Capital’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the soundness of other financial institutions with which GE Capital does business; the level of demand and financial performance of the major industries we serve, including, without limitation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of proposed financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Capital Services, Inc. and consolidated affiliates

Condensed Statement of Current and Retained Earnings

(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
(In millions)	2009	2008	2009	2008

Revenues
Revenues from services (Note 9)	$12,533	$17,852	$39,969	$54,027
Sales of goods	213	579	691	1,474
Total revenues	12,746	18,431	40,660	55,501

Costs and expenses
Interest	4,128	6,723	13,717	19,242
Operating and administrative	3,712	4,730	11,184	14,233
Cost of goods sold	181	486	569	1,264
Investment contracts, insurance losses and insurance annuity benefits	785	839	2,381	2,557
Provision for losses on financing receivables	2,868	1,641	8,021	4,453
Depreciation and amortization	2,069	2,363	6,197	6,629
Total costs and expenses	13,743	16,782	42,069	48,378

Earnings (loss) from continuing operations before income taxes	(997)	1,649	(1,409)	7,123
Benefit for income taxes	1,138	457	2,959	301

Earnings from continuing operations	141	2,106	1,550	7,424
Earnings (Loss) from discontinued operations, net of taxes (Note 2)	40	(170)	(157)	(568)
Net earnings	181	1,936	1,393	6,856
Less net earnings attributable to noncontrolling interests	8	96	71	184
Net earnings attributable to GECS	173	1,840	1,322	6,672
Dividends	-	(272)	–	(2,291)
Retained earnings at beginning of period(a)	44,243	41,164	43,094	38,351
Retained earnings at end of period	$44,416	$42,732	$44,416	$42,732

Amounts attributable to GECS
Earnings from continuing operations	$133	$2,010	$1,479	$7,240
Earnings (loss) from discontinued operations, net of taxes	40	(170)	(157)	(568)
Net earnings attributable to GECS	$173	$1,840	$1,322	$6,672

(a)	Primarily included a cumulative effect adjustment to increase retained earnings in 2009.

See Note 3 for other-than-temporary impairment amounts.

See accompanying notes.

(3)

General Electric Capital Services, Inc. and consolidated affiliates

Condensed Statement of Financial Position

	September 30,	December 31,
(In millions)	2009	2008
	(Unaudited)
Assets
Cash and equivalents	$56,898	$37,486
Investment securities (Note 3)	52,723	41,236
Inventories	79	77
Financing receivables – net (Note 4)	348,518	372,456
Other receivables	18,625	18,636
Property, plant and equipment, less accumulated amortization of $26,485
and $29,063	58,712	64,097
Goodwill (Note 5)	28,184	25,365
Other intangible assets – net (Note 5)	3,838	3,613
Other assets	87,941	85,721
Assets of businesses held for sale	1,263	10,556
Assets of discontinued operations (Note 2)	1,533	1,659
Total assets	$658,314	$660,902

Liabilities and equity
Short-term borrowings (Note 6)	$160,938	$193,533
Accounts payable	12,501	13,882
Long-term borrowings (Note 6)	347,415	321,068
Investment contracts, insurance liabilities and insurance annuity benefits	32,948	34,369
Other liabilities	21,021	32,090
Deferred income taxes	9,434	8,533
Liabilities of businesses held for sale	143	636
Liabilities of discontinued operations (Note 2)	1,279	1,243
Total liabilities	585,679	605,354

Capital stock	11	11
Accumulated other comprehensive income – net(a)
Investment securities	(478)	(3,097)
Currency translation adjustments	1,409	(1,258)
Cash flow hedges	(1,894)	(3,134)
Benefit plans	(374)	(367)
Additional paid-in capital	27,568	18,069
Retained earnings	44,416	43,055
Total GECS shareowner's equity	70,658	53,279
Noncontrolling interests(b)	1,977	2,269
Total equity	72,635	55,548
Total liabilities and equity	$658,314	$660,902

(a)	The sum of accumulated other comprehensive income − net was $(1,337) million and $(7,856) million at September 30, 2009 and December 31, 2008, respectively.

(b)	Included accumulated other comprehensive income attributable to noncontrolling interests of $(86) million and $(168) million at September 30, 2009 and December 31, 2008, respectively.

See accompanying notes.

(4)

General Electric Capital Services, Inc. and consolidated affiliates

Condensed Statement of Cash Flows

(Unaudited)

	Nine months ended September 30
(In millions)	2009	2008

Cash flows – operating activities
Net earnings attributable to GECS	$1,322	$6,672
Loss from discontinued operations	157	568
Adjustments to reconcile net earnings attributable to GECS
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	6,197	6,629
Increase (decrease) in accounts payable	(1,288)	(669)
Provision for losses on financing receivables	8,021	4,453
All other operating activities	(12,440)	491
Cash from (used for) operating activities – continuing operations	1,969	18,144
Cash from (used for) operating activities – discontinued operations	(60)	506
Cash from (used for) operating activities	1,909	18,650

Cash flows – investing activities
Additions to property, plant and equipment	(4,231)	(9,468)
Dispositions of property, plant and equipment	3,689	7,286
Increase in loans to customers	(174,382)	(294,232)
Principal collections from customers – loans	200,184	268,873
Investment in equipment for financing leases	(6,152)	(18,464)
Principal collections from customers – financing leases	13,444	18,316
Net change in credit card receivables	3,859	(2,852)
Proceeds from sale of discontinued operations	–	5,220
Proceeds from principal business dispositions	8,818	4,422
Payments for principal businesses purchased	(5,637)	(24,989)
All other investing activities	(3,012)	(2,948)
Cash from (used for) investing activities – continuing operations	36,580	(48,836)
Cash from (used for) investing activities – discontinued operations	64	(625)
Cash from (used for) investing activities	36,644	(49,461)

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(33,600)	(16,949)
Newly issued debt
Short-term (91 to 365 days)	4,008	26,982
Long-term (longer than one year)	68,243	72,133
Non-recourse, leveraged lease	–	113
Repayments and other debt reductions
Short-term (91 to 365 days)	(60,158)	(41,793)
Long-term (longer than one year)	(4,664)	(2,593)
Non-recourse, leveraged lease	(587)	(524)
Dividends paid to shareowner	–	(2,291)
Capital contributions from GE	9,500	–
All other financing activities	(1,879)	(750)
Cash from (used for) financing activities – continuing operations	(19,137)	34,328
Cash used for financing activities – discontinued operations	–	(4)
Cash from (used for) financing activities	(19,137)	34,324

Increase in cash and equivalents	19,416	3,513
Cash and equivalents at beginning of year	37,666	9,739
Cash and equivalents at September 30	57,082	13,252
Less cash and equivalents of discontinued operations at September 30	184	177
Cash and equivalents of continuing operations at September 30	$56,898	$13,075

See accompanying notes.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Electric Capital Services, Inc. (GECS) owns all of the common stock of General Electric Capital Corporation (GE Capital or GECC). All of our outstanding common stock is owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our parent, but which we have agreed to actively manage and control. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K), which discusses our consolidation and financial statement presentation. GECS includes Commercial Lending and Leasing (CLL), Consumer (formerly GE Money), Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS). During the first quarter of 2009, we transferred Banque Artesia Nederland N.V. (Artesia) from CLL to Consumer. Details of total revenues and segment profit by operating segment can be found on page 43 of this report. We have reclassified certain prior-period amounts to conform to the current-period’s presentation. Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations.

Accounting Changes

The Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. generally accepted accounting principles (GAAP) in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).

We adopted FASB ASC 820, Fair Value Measurements and Disclosures, in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures. See Note 10.

On January 1, 2009, we adopted an amendment to FASB ASC 805, Business Combinations. This amendment significantly changed the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

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

In April 2009, the FASB amended FASB ASC 805 and changed the previous accounting for assets and liabilities arising from contingencies in a business combination. We adopted this amendment retrospectively effective January 1, 2009. The amendment requires pre-acquisition contingencies to be recognized at fair value, if fair value can be determined or reasonably estimated during the measurement period. If fair value cannot be determined or reasonably estimated, the standard requires measurement based on the recognition and measurement criteria of FASB ASC 450, Contingencies.

(6)

On January 1, 2009, we adopted an amendment to FASB ASC 810, Consolidation, which requires us to make certain changes to the presentation of our financial statements. This amendment requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings ($8 million and $96 million for the three months ended September 30, 2009 and 2008, respectively, and $71 million and $184 million for the nine months ended September 30, 2009 and 2008, respectively) and to include the accumulated amount of noncontrolling interests as part of shareowner’s equity ($1,977 million and $2,269 million at September 30, 2009 and December 31, 2008, respectively). The net earnings amounts we have previously reported are now presented as "Net earnings attributable to GECS”. Similarly, in our presentation of shareowner’s equity, we distinguish between equity amounts attributable to the GECS shareowner and amounts attributable to the noncontrolling interests – previously classified as minority interest outside of shareowner’s equity. Beginning January 1, 2009, dividends to noncontrolling interests are classified as financing cash flows. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

Effective April 1, 2009, the FASB amended ASC 820 in relation to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. Adoption of this amendment had an insignificant effect on our financial statements.

Effective April 1, 2009, the FASB amended ASC 320, Investments – Debt and Equity Securities. See Note 3. This amendment modified the existing model for recognition and measurement of impairment for debt securities. The two principal changes to the impairment model for securities are as follows:

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

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. We have evaluated subsequent events that have occurred through November 2, 2009, the date of financial statement issuance. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2008 Form 10-K. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

(7)

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

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. As a result, we recognized an after-tax loss of $908 million in 2007 and an incremental loss in 2008 of $361 million. In connection with the transaction, GE Money Japan reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale may be increased or decreased based on the actual claims experienced in accordance with terms specified in the agreement, and will not be adjusted unless claims exceed approximately $3,000 million. During the second quarter of 2009, we accrued $132 million, which represents the amount by which we expect claims to exceed those levels and is based on our historical and recent claims experience and the estimated future requests, taking into consideration the ability and likelihood of customers to make claims and other industry risk factors. Uncertainties around the status of laws and regulations and lack of certain information related to the individual customers make it difficult to develop a meaningful estimate of the aggregate claims exposure. We will continue to review our estimated exposure quarterly, and make adjustments when required. GE Money Japan revenues from discontinued operations were an insignificant amount and $209 million in the third quarters of 2009 and 2008, respectively, and an insignificant amount and $760 million in the first nine months of 2009 and 2008, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $10 million and $160 million in the third quarters of 2009 and 2008, respectively, and $142 million and $508 million in the first nine months of 2009 and 2008, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of our U.S. mortgage business. In connection with the transaction, WMC retained certain obligations related to loans sold prior to the disposal of the business, including WMC’s contractual obligations to repurchase previously sold loans as to which there was an early payment default or with respect to which certain contractual representations and warranties were not met. Reserves related to these obligations were $212 million at September 30, 2009, and $244 million at December 31, 2008. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans we originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. The amount of our current reserve represents our best estimate of losses with respect to our repurchase obligations. However, actual losses could exceed our reserve amount if actual claim rates, valid tenders or losses we incur on repurchased loans are higher than historically observed. WMC revenues from discontinued operations were $4 million and $(7) million in the third quarters of 2009 and 2008, respectively, and $(5) million and $(64) million in the first nine months of 2009 and 2008, respectively. In total, WMC’s earnings (loss) from discontinued operations, net of taxes, were $3 million and $(8) million in the third quarters of 2009 and 2008, respectively, and $(8) million and $(35) million in the first nine months of 2009 and 2008, respectively.

(8)

Summarized financial information for discontinued operations is shown below.

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Operations
Total revenues	$4	$202	$(4)	$696

Earnings (loss) from discontinued operations
before income taxes	$11	$(207)	$(102)	$(516)
Income tax benefit (expense)	(16)	50	27	193
Loss from discontinued operations, net of taxes	$(5)	$(157)	$(75)	$(323)

Disposal
Loss on disposal before income taxes	$(53)	$(1,277)	$(176)	$(1,499)
Income tax benefit	98	1,264	94	1,254
Earnings (loss) on disposal, net of taxes	$45	$(13)	$(82)	$(245)

Earnings (loss) from discontinued operations, net of taxes	$40	$(170)	$(157)	$(568)

			At
			September 30,	December 31,
(In millions)			2009	2008

Assets
Cash and equivalents			$184	$180
Other assets			13	19
Other			1,336	1,460
Assets of discontinued operations			$1,533	$1,659

			At
			September 30,	December 31,
(In millions)			2009	2008

Liabilities
Liabilities of discontinued operations			$1,279	$1,243

Assets at September 30, 2009 and December 31, 2008, primarily comprised a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

(9)

3. INVESTMENT SECURITIES

The vast majority of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts.

	At
	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$22,909	$1,435	$(957)	$23,387	$22,183	$512	$(2,477)	$20,218
State and municipal	2,281	71	(218)	2,134	1,556	19	(94)	1,481
Residential mortgage-backed(a)	4,223	96	(882)	3,437	5,326	70	(1,052)	4,344
Commercial mortgage-backed	3,001	83	(541)	2,543	2,910	14	(788)	2,136
Asset-backed	3,029	42	(339)	2,732	3,173	3	(691)	2,485
Corporate – non-U.S.	1,703	63	(53)	1,713	1,441	14	(166)	1,289
Government – non-U.S.	3,321	61	(12)	3,370	1,300	61	(19)	1,342
U.S. government and
federal agency	3,492	66	–	3,558	739	65	(100)	704
Retained interests(b)(c)	8,245	248	(75)	8,418	6,395	113	(152)	6,356
Equity
Available-for-sale	588	198	(14)	772	629	24	(160)	493
Trading	659	–	–	659	388	–	–	388
Total	$53,451	$2,363	$(3,091)	$52,723	$46,040	$895	$(5,699)	$41,236

(a)	Substantially collateralized by U.S. mortgages.

(b)
Included $1,846 million and $1,752 million of retained interests at September 30, 2009 and December 31, 2008, respectively, accounted for in accordance with FASB ASC 815, Derivatives and Hedging. See Note 12.

(c)	Amortized cost and estimated fair value included $23 million and $20 million of trading securities at September 30, 2009 and December 31, 2008, respectively.

(10)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value	losses	fair value	losses

September 30, 2009
Debt
U.S. corporate	$1,779	$(60)	$5,276	$(897)
State and municipal	388	(120)	512	(98)
Residential mortgage-backed	211	(23)	1,753	(859)
Commercial mortgage-backed	10	(2)	1,362	(539)
Asset-backed	96	(4)	1,427	(335)
Corporate – non-U.S.	248	(13)	521	(40)
Government – non-U.S.	1,078	(7)	254	(5)
U.S. government and federal agency	–	–	–	–
Retained interests	442	(28)	108	(47)
Equity	122	(8)	32	(6)
Total	$4,374	$(265)	$11,245	$(2,826)

December 31, 2008
Debt
U.S. corporate	$6,602	$(1,108)	$5,629	$(1,369)
State and municipal	570	(44)	278	(50)
Residential mortgage-backed	1,355	(107)	1,614	(945)
Commercial mortgage-backed	774	(184)	1,218	(604)
Asset-backed	1,064	(419)	1,063	(272)
Corporate – non-U.S.	454	(106)	335	(60)
Government – non-U.S.	88	(4)	275	(15)
U.S. government and federal agency	–	–	150	(100)
Retained interests	1,403	(71)	274	(81)
Equity	265	(156)	9	(4)
Total	$12,575	$(2,199)	$10,845	$(3,500)

We adopted amendments to FASB ASC 320 and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009 of $62 million.

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

The vast majority of our U.S. corporate debt securities are rated investment grade by the major rating agencies. We evaluate U.S. corporate debt securities based on a variety of factors such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. In the event a U.S. corporate debt security is deemed to be other-than-temporarily impaired, we isolate the credit portion of the impairment by comparing the present value of our expectation of cash flows to the amortized cost of the security. We discount the cash flows using the original effective interest rate of the security.

The vast majority of our residential mortgage-backed securities (RMBS) have investment-grade credit ratings from the major rating agencies and are in a senior position in the capital structure of the deal. Of our total RMBS at September 30, 2009 and December 31, 2008, approximately $984 million and $1,310 million, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. These are collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. In addition, of the total residential subprime credit exposure at September 30, 2009 and December 31, 2008, approximately $840 million and $1,093 million, respectively, was insured by monoline insurers.

(11)

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

During the three months ended September 30, 2009, we recorded pre-tax, other-than-temporary impairments of $325 million, of which $161 million was recorded through earnings ($26 million relates to equity securities), and $164 million was recorded in Accumulated Other Comprehensive Income (AOCI).

Previously recognized other-than-temporary impairments related to credit on securities still held at July 1, 2009 were $330 million. During the third quarter, first time and incremental credit impairments were $48 million and $55 million, respectively. Previous credit impairments relating to securities sold were $82 million.

During the period April 1, 2009 through September 30, 2009, we recorded pre-tax, other than-temporary impairments of $516 million, of which $251 million was recorded through earnings ($38 million relates to equity securities), and $265 million was recorded in AOCI.

Previously recognized other-than temporary impairments related to credit on securities still held at April 1, 2009 were $263 million. During the period April 1, 2009 through September 30, 2009, first time and incremental credit impairments were $74 million and $97 million, respectively. Previous credit impairments relating to securities sold were $82 million.

(12)

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Gains	$55	$26	$114	$180
Losses, including impairments	(186)	(310)	(534)	(610)
Net	$(131)	$(284)	$(420)	$(430)

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

Proceeds from investment securities sales and early redemptions by the issuer totaled $3,786 million and $934 million in the third quarters of 2009 and 2008, respectively, and $7,418 million and $2,949 million in the first nine months of 2009 and 2008, respectively, principally from the sales and maturities of short-term securities in our bank subsidiaries.

We recognized pre-tax gains on trading securities of $29 million and pre-tax losses of $(164) million in the third quarters of 2009 and 2008, respectively, and pre-tax gains of $273 million and $223 million in the first nine months of 2009 and 2008, respectively. Investments in retained interests increased by $210 million and $10 million during the first nine months of 2009 and 2008, respectively, reflecting changes in fair value.

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

Financing receivables - net, consisted of the following.

	At
	September 30,	December 31,
(In millions)	2009	2008

Loans, net of deferred income	$298,432	$310,203
Investment in financing leases, net of deferred income	57,446	67,578
	355,878	377,781
Less allowance for losses	(7,360)	(5,325)
Financing receivables – net(a)	$348,518	$372,456

(a)
Included $4,406 million and $6,461 million related to consolidated, liquidating securitization entities at September 30, 2009 and December 31, 2008, respectively. In addition, financing receivables at September 30, 2009 and December 31, 2008 included $2,880 million and $2,736 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per FASB ASC 310, Receivables.

(13)

Effective January 1, 2009, loans acquired in a business acquisition are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the portfolio. As a result, the allowance for loan losses is not carried over at acquisition. This may result in lower reserve coverage ratios prospectively. Details of financing receivables – net follow.

	At
	September 30,	December 31,
(In millions)	2009	2008

Commercial Lending and Leasing (CLL)(a)
Americas	$92,263	$105,410
Europe	40,383	37,767
Asia	14,096	16,683
Other	776	786
	147,518	160,646
Consumer(a)
Non-U.S. residential mortgages	61,308	60,753
Non-U.S. installment and revolving credit	25,197	24,441
U.S. installment and revolving credit	22,324	27,645
Non-U.S. auto	14,366	18,168
Other	13,191	11,541
	136,386	142,548

Real Estate	45,471	46,735

Energy Financial Services	8,362	8,392

GE Capital Aviation Services (GECAS)(b)	15,046	15,429

Other(c)	3,095	4,031
	355,878	377,781
Less allowance for losses	(7,360)	(5,325)
Total	$348,518	$372,456

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(b)	Included loans and financing leases of $12,927 million and $13,078 million at September 30, 2009 and December 31, 2008, respectively, related to commercial aircraft at Aviation Financial Services.

(c)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

(14)

Individually impaired loans are defined by GAAP as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. An analysis of impaired loans and specific reserves follows. The vast majority of our consumer and a portion of our CLL nonearning receivables are excluded from this definition, as they represent smaller balance homogeneous loans that we evaluate collectively by portfolio for impairment.

	At
	September 30,	December 31,
(In millions)	2009	2008

Loans requiring allowance for losses	$8,842	$2,712
Loans expected to be fully recoverable	3,218	871
Total impaired loans	$12,060	$3,583

Allowance for losses (specific reserves)	$1,874	$635
Average investment during the period	7,463	2,064
Interest income earned while impaired(a)	133	48

(a)	Recognized principally on cash basis.

(15)

Impaired loans increased by $8.5 billion from December 31, 2008 to September 30, 2009 primarily relating to increases at Real Estate ($5.4 billion) and CLL ($2.2 billion). Impaired loans increased by $4.0 billion from June 30, 2009 to September 30, 2009, primarily relating to increases at Real Estate ($2.9 billion) and CLL ($0.7 billion). The increase in impaired loans and related specific reserves in Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $6.2 billion impaired loans at Real Estate at September 30, 2009, approximately $4 billion are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

Allowance for Losses on Financing Receivables

	Balance	Provision				Balance
	January 1,	charged to		Gross		September 30,
(In millions)	2009	operations	Other(a)	write-offs	Recoveries	2009

CLL(b)
Americas	$843	$969	$(34)	$(746)	$66	$1,098
Europe	288	412	8	(225)	17	500
Asia	163	188	8	(136)	19	242
Other	2	4	2	(2)	–	6

Consumer(b)
Non-U.S. residential
mortgages	383	805	81	(424)	130	975
Non-U.S. installment
and revolving credit	1,051	1,347	41	(1,702)	376	1,113
U.S. installment and
revolving credit	1,700	2,631	(761)	(2,134)	132	1,568
Non-U.S. auto	222	351	31	(441)	138	301
Other	226	284	25	(329)	73	279

Real Estate	301	903	13	(190)	1	1,028

Energy Financial
Services	58	42	1	–	–	101

GECAS	60	69	–	(3)	–	126

Other	28	16	–	(22)	1	23
Total	$5,325	$8,021	$(585)	$(6,354)	$953	$7,360

(a)	Other primarily included the effects of securitization activity and currency exchange.

(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(16)

	Balance	Provision					Balance
	January 1,	charged to			Gross		September 30,
(In millions)	2008	operations	Other	(a)	write-offs	Recoveries	2008

CLL(b)
Americas	$471	$394	$157		$(371)	$52	$703
Europe	232	145	(59)		(141)	23	200
Asia	226	78	(7)		(188)	5	114
Other	3	2	(1)		–	1	5

Consumer(b)
Non-U.S. residential
mortgages	246	147	(15)		(135)	52	295
Non-U.S. installment
and revolving credit	1,371	1,259	(57)		(1,968)	722	1,327
U.S. installment and
revolving credit	985	1,908	(416)		(1,477)	215	1,215
Non-U.S. auto	324	260	(59)		(479)	225	271
Other	167	136	25		(182)	54	200

Real Estate	168	47	4		(10)	1	210

Energy Financial
Services	19	12	3		–	–	34

GECAS	8	47	–		(1)	–	54

Other	18	18	(1)		(15)	–	20
Total	$4,238	$4,453	$(426)		$(4,967)	$1,350	$4,648

(a)	Other primarily included the effects of securitization activity, currency exchange, dispositions and acquisitions.

(b)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(17)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
	September 30,	December 31,
(In millions)	2009	2008

Goodwill	$28,184	$25,365

Other intangible assets
Intangible assets subject to amortization	$3,838	$3,613

Changes in goodwill balances follow.

			Acquisitions/	Dispositions,
	Balance		acquisition	currency	Balance
	January 1,		accounting	exchange	September 30,
(In millions)	2009		adjustments	and other	2009

CLL	$12,458	(a)	$1,262	$(105)	$13,615
Consumer	9,407	(a)	1,352	325	11,084
Real Estate	1,183		(7)	33	1,209
Energy Financial Services	2,162		(4)	(39)	2,119
GECAS	155		–	2	157
Total	$25,365		$2,603	$216	$28,184

(a)	Reflected the transfer of Artesia during the first quarter of 2009, resulting in a related movement of beginning goodwill balance of $326 million.

Goodwill related to new acquisitions in the first nine months of 2009 was $2,384 million and included acquisitions of BAC Credomatic (BAC) ($1,309 million) at Consumer and Interbanca S.p.A. (Interbanca) ($1,075 million) at CLL. During the first nine months of 2009, the goodwill balance increased by $219 million related to acquisition accounting adjustments for prior-year acquisitions. The most significant of these adjustments was an increase of $180 million associated with the 2008 acquisition of CitiCapital at CLL. Also during the first nine months of 2009, goodwill balances increased $216 million, primarily as a result of the weaker U.S. dollar ($1,034 million), partially offset by the deconsolidation of Penske Truck Leasing Co., L.P. (PTL) ($634 million) at CLL.

On June 25, 2009, we increased our ownership in BAC from 49.99% to 75% for a purchase price of $623 million, in accordance with terms of a previous agreement. We remeasured our previously held equity investment to fair value, resulting in a pre-tax gain of $343 million, which is reported in Revenues from services.

We test goodwill for impairment annually and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derive our discount rates by applying the capital asset pricing model (i.e., to estimate the cost of equity financing) and analyzing published rates for industries relevant to our reporting units. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

(18)

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

Given the significant decline in GE’s stock price in the first quarter of 2009 and market conditions in the financial services industry at that time, we conducted an additional impairment analysis of the reporting units during the first quarter of 2009 using data as of January 1, 2009. As a result of these tests, no goodwill impairment was recognized.

We performed our annual impairment test for goodwill at all of our reporting units in the third quarter using data as of July 1, 2009. In performing the valuations, we used cash flows which reflected management’s forecasts and discount rates which reflect the risks associated with the current market. Based on the results of our testing, the fair values of CLL, Consumer, Energy Financial Services and GECAS reporting units exceeded their book values; therefore, the second step of the impairment test (in which fair value of each of the reporting unit’s assets and liabilities are measured) was not required to be performed and no goodwill impairment was recognized. Due to the volatility and uncertainties in the current commercial real estate environment, we used a range of valuations to determine the fair value for our Real Estate reporting unit. While the Real Estate reporting unit’s book value was within the range of its fair value, we further substantiated our Real Estate goodwill balance by performing the second step analysis described above. As a result of our tests for Real Estate, no goodwill impairment was recognized. Our Real Estate reporting unit had a goodwill balance of $1,209 million at September 30, 2009.

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Intangible Assets Subject to Amortization

	At
	September 30, 2009			December 31, 2008
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,801	$(767)	$1,034	$1,790	$(616)	$1,174
Patents, licenses and trademarks	568	(409)	159	564	(460)	104
Capitalized software	2,182	(1,532)	650	2,166	(1,476)	690
Lease valuations	1,734	(730)	1,004	1,761	(594)	1,167
Present value of future profits	921	(463)	458	869	(439)	430
All other	862	(329)	533	210	(162)	48
Total	$8,068	$(4,230)	$3,838	$7,360	$(3,747)	$3,613

Amortization related to intangible assets subject to amortization was $312 million and $289 million for the quarters ended September 30, 2009 and 2008, respectively. Amortization related to intangible assets subject to amortization for the nine months ended September 30, 2009 and 2008, was $749 million and $723 million, respectively.

(19)

6. BORROWINGS

Borrowings are summarized in the following table.

	At
(In millions)	September 30,	December 31,
	2009	2008

Short-term borrowings

Commercial paper
U.S.
Unsecured(a)	$40,135	$62,768
Asset-backed(b)	2,884	3,652
Non-U.S.	9,871	9,033
Current portion of long-term debt(a)(c)(d)	69,324	69,682
Bank deposits(e)	25,738	29,634
Bank borrowings(f)	5,041	10,569
GE Interest Plus notes(g)	6,520	5,633
Other	1,425	2,562
Total	160,938	193,533

Long-term borrowings

Senior notes
Unsecured(a)(d)	322,280	298,665
Asset-backed(h)	4,069	5,002
Subordinated notes(i)	2,711	2,866
Subordinated debentures(j)	7,706	7,315
Bank deposits(k)	10,649	7,220
Total	347,415	321,068
Total borrowings	$508,353	$514,601

(a)
GE Capital had issued and outstanding $59,110 million ($3,660 million commercial paper and $55,450 million long-term borrowings) and $35,243 million ($21,823 million commercial paper and $13,420 million long-term borrowings) of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at September 30, 2009 and December 31, 2008, respectively. GE Capital and GE are parties to an Eligible Entity Designation Agreement and GE Capital is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GE Capital reimburse the FDIC for any amounts that the FDIC pays to holders of GE Capital debt that is guaranteed by the FDIC.

(b)	Consists entirely of obligations of consolidated, liquidating securitization entities. See Note 12.

(c)	Included $239 million and $326 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at September 30, 2009 and December 31, 2008, respectively.

(d)	Included $1,665 million ($74 million short-term and $1,591 million long-term) of borrowings under European government-sponsored programs at September 30, 2009.

(e)
Included $20,893 million and $11,793 million of deposits in non-U.S. banks at September 30, 2009 and December 31, 2008, respectively, and included certificates of deposits distributed by brokers of $4,845 million and $17,841 million at September 30, 2009 and December 31, 2008, respectively.

(f)	Term borrowings from banks with an original term to maturity of less than 12 months.

(g)	Entirely variable denomination floating rate demand notes.

(h)
Included $895 million and $2,104 million of asset-backed senior notes, issued by consolidated, liquidating securitization entities at September 30, 2009 and December 31, 2008, respectively. See Note 12.

(i)	Included $417 million and $750 million of subordinated notes guaranteed by GE at September 30, 2009 and December 31, 2008, respectively.

(j)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(k)	Included certificates of deposits distributed by brokers with maturities greater than one year of $9,898 million and $6,699 million at September 30, 2009 and December 31, 2008, respectively.

(20)

7. INCOME TAXES

During the first quarter of 2009, following the change in our external credit ratings, funding actions taken and review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of GECS, on which we had previously provided deferred U.S. taxes, would be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion to $52 billion, resulting in an income tax benefit of $700 million in the first quarter of 2009.

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
	September 30,	December 31,
(In millions)	2009	2008

Unrecognized tax benefits	$4,653	$4,397
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,757	2,669
Accrued interest on unrecognized tax benefits	899	864
Accrued penalties on unrecognized tax benefits	72	65
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-1,000	0-1,000
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-800	0-650

(a)	Some portion of such reduction might be reported as discontinued operations.

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

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Net earnings attributable to GECS	$173	$1,840	$1,322	$6,672
Investment securities – net	1,698	(1,047)	2,619	(2,361)
Currency translation adjustments – net	915	(3,452)	2,667	(2,656)
Cash flow hedges – net	(10)	(1,488)	1,240	(1,369)
Benefit plans – net	2	3	(7)	21
Total	$2,778	$(4,144)	$7,841	$307

(21)

Changes to noncontrolling interests during the third quarter of 2009 resulted from net earnings ($8 million), dividends ($(6) million), AOCI ($3 million) and other ($(2) million). Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

Changes to noncontrolling interests during the first nine months of 2009 resulted from net earnings ($71 million), dividends ($(12) million), the effects of deconsolidating PTL ($(331) million, including $101 million of AOCI), other AOCI ($(19) million) and other ($(1) million). Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

During the first quarter of 2009, GE made a $9,500 million capital contribution to us. We subsequently contributed $8,250 million to GE Capital and purchased one share of its common stock for $500 million.

9. REVENUES FROM SERVICES

Revenues from services are summarized in the following table.

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Interest on loans	$4,933	$7,198	$15,113	$20,426
Equipment leased to others	2,902	3,967	9,314	11,686
Fees	1,160	1,989	3,419	4,798
Financing leases	795	1,107	2,533	3,456
Real estate investments	410	803	1,128	3,102
Premiums earned by insurance activities	515	554	1,525	1,664
Associated companies	277	560	751	1,676
Investment income(a)	755	531	2,413	2,388
Net securitization gains	449	317	1,169	1,022
Other items(b)(c)	337	826	2,604	3,809
Total	$12,533	$17,852	$39,969	$54,027

(a)
Included net other-than-temporary impairments on investment securities of $161 million and $309 million in the third quarters of 2009 and 2008, respectively, and $484 million and $599 million in the first nine months of 2009 and 2008, respectively. See Note 3.

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

(22)

10. FAIR VALUE MEASUREMENTS

We adopted FASB ASC 820 in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. This guidance establishes a new framework for measuring fair value and expands related disclosures. Broadly, the framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. It also establishes a three-level valuation hierarchy based upon observable and non-observable inputs.

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

(23)

Annually, we conduct reviews of our primary pricing vendor, with the assistance of an accounting firm, to validate that the inputs used in that vendor’s pricing process are deemed to be market observable as defined in the standard. While we were not provided access to proprietary models of the vendor, our reviews have included on-site walk-throughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. Our review also included an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process we continue to perform for each reporting period. In addition, the pricing vendor has an established challenge process in place for all security valuations, which facilitates identification and resolution of potentially erroneous prices. We believe that the prices received from our pricing vendor are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy.

We use non-binding broker quotes as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. We have not adjusted the prices we have obtained. Investment securities priced using non-binding broker quotes are included in Level 3. As is the case with our primary pricing vendor, third-party brokers do not provide access to their proprietary valuation models, inputs and assumptions. Accordingly, our risk management personnel conduct internal reviews of pricing for all such investment securities quarterly to ensure reasonableness of valuations used in our financial statements. These reviews are designed to identify prices that appear stale, those that have changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate. Based on the information available, we believe that the fair values provided by the brokers are representative of prices that would be received to sell the assets at the measurement date (exit prices). Level 3 investment securities valued using non-binding broker quotes totaled $1,059 million and $2,074 million at September 30, 2009 and December 31, 2008, respectively, and were classified as available-for-sale securities.

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

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $25,995 million and $21,967 million at September 30, 2009 and December 31, 2008, respectively, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $7,204 million and $8,190 million at September 30, 2009 and December 31, 2008, respectively, supporting obligations to holders of guaranteed investment contracts. Such securities are mainly investment grade.

(24)

(In millions)				Netting
	Level 1	Level 2	Level 3	adjustment	(a)	Net balance
September 30, 2009

Assets
Investment securities
Debt
U.S. corporate	$75	$20,192	$3,120	$–		$23,387
State and municipal	185	1,702	247	–		2,134
Residential mortgage-backed	–	3,380	57	–		3,437
Commercial mortgage-backed	–	2,484	59	–		2,543
Asset-backed	–	830	1,902	–		2,732
Corporate - non-U.S.	238	725	750	–		1,713
Government - non-U.S.	1,156	2,048	166	–		3,370
U.S. government and federal agency	8	3,259	291	–		3,558
Retained interests	–	–	8,418	–		8,418
Equity
Available-for-sale	591	160	21	–		772
Trading	659	–	–	–		659
Derivatives(b)	–	11,539	818	(4,549)		7,808
Other(c)	–	–	604	–		604
Total	$2,912	$46,319	$16,453	$(4,549)		$61,135

Liabilities
Derivatives	$–	$8,395	$276	$(4,575)		$4,096
Other	–	32	–	–		32
Total	$–	$8,427	$276	$(4,575)		$4,128

December 31, 2008

Assets
Investment securities
Debt
U.S. corporate	$–	$17,172	$3,046	$–		$20,218
State and municipal	–	1,234	247	–		1,481
Residential mortgage-backed	30	4,141	173	–		4,344
Commercial mortgage-backed	–	2,070	66	–		2,136
Asset-backed	–	880	1,605	–		2,485
Corporate - non-U.S.	69	562	658	–		1,289
Government - non-U.S.	496	422	424	–		1,342
U.S. government and federal agency	5	515	184	–		704
Retained interests	–	–	6,356	–		6,356
Equity
Available-for-sale	458	12	23	–		493
Trading	83	305	–	–		388
Derivatives(b)	–	18,109	1,094	(7,088)		12,115
Other(c)	–	288	551	–		839
Total	$1,141	$45,710	$14,427	$(7,088)		$54,190

Liabilities
Derivatives	$2	$11,517	$165	$(7,252)		$4,432
Other	–	323	–	–		323
Total	$2	$11,840	$165	$(7,252)		$4,755

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(b)
The fair value of derivatives included an adjustment for non-performance risk. At September 30, 2009 and December 31, 2008, the cumulative adjustment was a gain of $26 million and $164 million, respectively.

(c)	Included private equity investments and loans designated under the fair value option.

(25)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009 and 2008. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Three Months Ended September 30, 2009

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	July 1,	included in		comprehensive	and	out of		September 30,	September 30,
	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities
Debt
U.S. corporate	$2,900	$(34)		$257	$(44)	$41		$3,120	$–
State and municipal	157	–		6	73	11		247	–
Residential
mortgage-backed	62	(1)		5	–	(9)		57	–
Commercial
mortgage-backed	50	–		4	–	5		59	–
Asset-backed	1,814	(10)		17	(30)	111		1,902	–
Corporate - non-U.S.	639	15		72	(4)	28		750	–
Government -
non-U.S.	143	–		10	14	(1)		166	–
U.S. government and
federal agency	266	22		4	(1)	–		291	–
Retained interests	7,525	276		73	544	–		8,418	75
Equity
Available-for-sale	19	–		1	–	1		21	1
Trading	–	–		–	–	–		–	–
Derivatives(d)(e)	752	54		26	(68)	(184)		580	71
Other	571	12		21	–	–		604	12
Total	$14,898	$334		$496	$484	$3		$16,215	$159

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Earnings from derivatives were more than offset by $83 million in losses from related derivatives included in Level 2.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $38 million not reflected in the fair value hierarchy table.

(26)

Changes in Level 3 Instruments for the Three Months Ended September 30, 2008

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	July 1,	included in		comprehensive	and	out of		September 30,	September 30,
	2008	earnings	(a)	income	settlements	Level 3	(b)	2008	2008	(c)

Investment securities	$13,539	$278		$(265)	$(488)	$(290)		$12,774	$128
Derivatives(d)(e)	476	400		18	(61)	7		840	343
Other	715	(33)		(38)	2	(1)		645	(31)
Total	$14,730	$645		$(285)	$(547)	$(284)		$14,259	$440

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Earnings from derivatives were more than offset by $190 million in losses from related derivatives included in Level 2 and $253 million in losses from qualifying fair value hedges.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $23 million not reflected in the fair value hierarchy table.

(27)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2009

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		September 30,	September 30,
	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities
Debt
U.S. corporate	$3,046	$(1)		$320	$(107)	$(138)		$3,120	$–
State and municipal	247	–		(101)	65	36		247	–
Residential
mortgage-backed	173	(1)		(10)	(20)	(85)		57	–
Commercial
mortgage-backed	66	–		(4)	–	(3)		59	–
Asset-backed	1,605	(1)		244	84	(30)		1,902	–
Corporate - non-U.S.	659	2		87	31	(29)		750	–
Government -
non-U.S.	424	–		6	17	(281)		166	–
U.S. government and
federal agency	183	22		88	(2)	–		291	–
Retained interests	6,356	924		244	894	–		8,418	166
Equity
Available-for-sale	23	(1)		4	(1)	(4)		21	2
Trading	–	–		–	–	–		–	–
Derivatives(d)(e)	956	62		(40)	(248)	(150)		580	(107)
Other	551	(7)		31	29	–		604	(10)
Total	$14,289	$999		$869	$742	$(684)		$16,215	$51

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Earnings from derivatives were partially offset by $40 million in losses from related derivatives included in Level 2.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $38 million not reflected in the fair value hierarchy table.

(28)

Changes in Level 3 Instruments for the Nine Months Ended September 30, 2008

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		September 30,	September 30,
	2008	earnings	(a)	income	settlements	Level 3	(b)	2008	2008	(c)

Investment securities	$12,122	$622		$(414)	$54	$390		$12,774	$101
Derivatives(d)(e)	264	688		43	(162)	7		840	522
Other	689	(41)		(9)	(44)	50		645	(41)
Total	$13,075	$1,269		$(380)	$(152)	$447		$14,259	$582

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)	Transfers in and out of Level 3 are considered to occur at the beginning of the period.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Earnings from derivatives were partially offset by $275 million in losses from related derivatives included in Level 2 and $309 million in losses from qualifying fair value hedges.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $23 million not reflected in the fair value hierarchy table.

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

Non-recurring fair value amounts (as measured at the time of the adjustment) for assets still held at September 30, 2009 and December 31, 2008, totaled $744 million and $48 million, identified as Level 2, and $16,149 million and $3,100 million, identified as Level 3, respectively. Level 3 amounts at September 30, 2009 primarily included our retained investment in PTL ($5,991 million), financing receivables and loans held for sale ($5,404 million), long-lived assets ($3,145 million), primarily real estate held for investment and equipment leased to others, and cost and equity method investments ($1,299 million).

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at September 30, 2009 and September 30, 2008.

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Financing receivables and loans held for sale	$(658)	$(121)	$(1,339)	$(379)
Cost and equity method investments	(219)	(199)	(674)	(275)
Long-lived assets(a)	(351)	(135)	(615)	(180)
Retained investments in formerly consolidated subsidiaries(a)	–	–	237	–
Total	$(1,228)	$(455)	$(2,391)	$(834)

(a)	FASB ASC 820 was adopted for non-financial assets valued on a non-recurring basis as of January 1, 2009.

(29)

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

(30)

11. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Statement of Financial Position. Consistent with FASB ASC 825, the table excludes financing leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments identified below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 20 to the consolidated financial statements in our 2008 Form 10-K.

	At
	September 30, 2009			December 31, 2008
		Assets (liabilities)			Assets (liabilities)
(In millions)	Notional	Carrying	Estimated	Notional	Carrying	Estimated
	amount	amount (net)	fair value	amount	amount (net)	fair value
Assets
Loans	$ (a)	$291,774	$273,017	$ (a)	$305,376	$292,797
Other commercial mortgages	(a)	1,172	1,194	(a)	1,501	1,427
Loans held for sale	(a)	1,864	1,898	(a)	3,640	3,670
Other financial instruments(b)	(a)	2,229	2,351	(a)	2,637	2,810
Liabilities
Borrowings(c)(d)	(a)	(508,353)	(509,465)	(a)	(514,601)	(495,541)
Investment contract benefits	(a)	(4,003)	(4,556)	(a)	(4,212)	(4,536)
Guaranteed investment contracts	(a)	(9,241)	(9,156)	(a)	(10,828)	(10,677)
Insurance - credit life(e)	1,481	(74)	(49)	1,165	(44)	(31)

(a)	These financial instruments do not have notional amounts.

(b)	Principally cost method investments.

(c)	See Note 6.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at September 30, 2009 and December 31, 2008 would have been reduced by $3,367 million and $3,776 million, respectively.

(e)	Net of reinsurance of $2,300 million and $3,103 million at September 30, 2009 and December 31, 2008, respectively.

Loan Commitments

	Notional amount at
	September 30,	December 31,
(In millions)	2009	2008

Ordinary course of business lending commitments(a)(b)	$7,370	$8,507
Unused revolving credit lines(c)
Commercial	30,259	26,300
Consumer - principally credit cards	245,764	252,867

(a)	Excluded investment commitments of $2,493 million and $3,501 million as of September 30, 2009 and December 31, 2008, respectively.

(b)
Included a $1,004 million and $1,067 million commitment as of September 30, 2009 and December 31, 2008, respectively, associated with a secured financing arrangement that can increase to a maximum of $4,943 million based on the asset volume under the arrangement.

(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $13,234 million and $14,503 million as of September 30, 2009 and December 31, 2008, respectively.

(31)

Derivatives and Hedging

On January 1, 2009, in accordance with FASB ASC 815, we began disclosing additional qualitative and quantitative information about our derivative and hedging activities. The following disclosures should be read in the context of our existing disclosure in Note 20 to the consolidated financial statements in our 2008 Form 10-K.

As a matter of policy, we use derivatives for risk management purposes. We do not use derivatives for speculative purposes. A key risk management objective for our financial services businesses is to mitigate interest rate and currency risk by seeking to ensure that the characteristics of the debt match the assets they are funding. If the form (fixed versus floating) and currency denomination of the debt we issue do not match the related assets, we typically execute derivatives to adjust the nature and tenor of debt funding to meet this objective. The determination of whether a derivative is used to achieve this objective depends on a number of factors, including customer needs for specific types of financing, and market factors affecting the type of debt we can issue.

Of the outstanding notional amount of $328,000 million, approximately 93%, or $305,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivatives activity primarily relates to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases. These activities are designated as hedges when practicable. When it is not possible to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings currently, the derivatives are accounted for as economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the underlying, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At September 30, 2009
	Fair value
(In millions)	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$5,535	$3,690
Currency exchange contracts	3,996	3,359
Other contracts	28	2
	9,559	7,051

Derivatives not accounted for as hedges
Interest rate contracts	1,101	1,019
Currency exchange contracts	1,423	532
Other contracts	274	69
	2,798	1,620
Netting adjustment(a)	(4,549)	(4,575)

Total	$7,808	$4,096

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty credit risk. At September 30, 2009 and December 31, 2008, the cumulative adjustment for non-performance risk was a gain of $26 million and $164 million, respectively.

(32)

Earnings Effects of Derivatives on the Statement of Current and Retained Earnings

For relationships designated as fair value hedges, which relate entirely to hedges of debt, changes in fair value of the derivatives are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. Through September 30, 2009, such adjustments increased the carrying amount of debt outstanding by $4,355 million. The following table provides information about the earnings effects of our fair value hedging relationships for the three and nine months ended September 30, 2009.

		Three months ended		Nine months ended
		September 30, 2009		September 30, 2009
(In millions)		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		on hedging	on hedged	on hedging	on hedged
	Financial statement caption	derivatives	items	derivatives	items

Interest rate contracts	Interest	$1,559	$(1,768)	$(3,621)	$3,478
Currency exchange contracts	Interest	(36)	53	(1,094)	1,085

Fair value hedges resulted in $(192) million and $(152) million of ineffectiveness of which $(153) million and $(228) million reflects amounts excluded from the assessment of effectiveness for the three and nine months ended September 30, 2009, respectively.

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

(33)

The following tables provide additional information about the financial statement effects related to our cash flow hedges and net investment hedges for the three and nine months ended September 30, 2009.

			Gain (loss)
			reclassified
Three months ended September 30, 2009	Gain (loss)		from
	recognized		AOCI into
	in OCI	Financial statement caption	earnings
(In millions)

Cash flow hedges
Interest rate contracts	$27	Interest	$(492)
		Revenues from services	7
Currency exchange contracts	257	Interest	219
		Revenues from services	(36)
Commodity contracts	(33)	Revenues from services	(24)

Total	$251		$(326)

	Gain (loss)		Gain (loss)
	recognized		reclassified
	in CTA		from CTA
Net investment hedges
Currency exchange contracts	$(1,702)	Revenues from services	$(2)

			Gain (loss)
			reclassified
Nine months ended September 30, 2009	Gain (loss)		from
	recognized		AOCI into
	in OCI	Financial statement caption	earnings
(In millions)

Cash flow hedges
Interest rate contracts	$703	Interest	$(1,536)
		Revenues from services	7
Currency exchange contracts	2,379	Interest	1,215
		Revenues from services	(98)
Commodity contracts	(18)	Revenues from services	–

Total	$3,064		$(412)

	Gain (loss)		Gain (loss)
	recognized		reclassified
	in CTA		from CTA

Net investment hedges
Currency exchange contracts	$(4,976)	Revenues from services	$(32)

Of the total pre-tax amount recorded in AOCI, $3,188 million related to cash flow hedges of forecasted transactions of which we expect to transfer $1,468 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the first nine months of 2009, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At September 30, 2009, the maximum term of derivative instruments that hedge forecasted transactions was 26 years and related to hedges of anticipated interest payments associated with external debt.

(34)

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivative that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts totaled $9 million and $11 million for the three and nine months ended September 30, 2009, respectively, and primarily appear in Revenues from services. Ineffectiveness from net investment hedges was $(99) million and $(656) million for the three and nine months ended September 30, 2009, respectively, which primarily related to changes in value of the forward points that under our hedge accounting designations are excluded from the assessment of effectiveness and recorded directly into earnings. These amounts appear in the “Interest” caption in the Statement of Current and Retained Earnings.

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other market risks. Gains or losses related to the derivative are recorded in predefined captions in the Statement of Current and Retained Earnings, typically “Revenues from services”, based on our accounting policy. In general, the earnings effects of the item that represents the economic risk exposure is recorded in the same caption as the derivative. Gains for the first nine months of 2009 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $430 million, related to interest rate contracts of $177 million, currency exchange contracts of $199 million and equity, credit and commodity derivatives of $54 million.

Counterparty Credit Risk

To lower our exposure to credit risk, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require assignment or termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require assignment or termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net derivative liability subject to these provisions was approximately $2,372 million at September 30, 2009. In addition to these provisions, in certain of these master agreements, we also have collateral arrangements that provide us with the right to hold collateral (cash or U.S. Treasuries or other highly-rated securities) when the current market value of derivative contracts exceeds a specified limit. We also have a limited number of such collateral agreements under which we must post collateral. Under these agreements and in the normal course of business, the fair value of collateral posted by counterparties at September 30, 2009, was approximately $7,868 million, of which $2,500 million was held in cash and $5,368 million represented pledged securities. The fair value of collateral posted by us was approximately $1,836 million, of which $1,771 million was cash and $65 million represented securities repledged.

More information regarding our counterparty credit risk and master agreements can be found in Note 20 to the consolidated financial statements in our 2008 Form 10-K.

Guarantees of Derivatives

We do not sell credit default swaps; however, as part of our risk management services, we provide certain performance guarantees to third-party financial institutions related to plain vanilla interest rate swaps on behalf of some customers related to variable rate loans we have extended to them. The fair value of such guarantees was $28 million at September 30, 2009. The aggregate fair value of customer derivative contracts in a liability position at September 30, 2009, was $314 million before consideration of any offsetting effect of collateral. At September 30, 2009, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the derivative. Given our strict underwriting criteria, we believe the likelihood that we will be required to perform under these guarantees is remote.

(35)

12. OFF-BALANCE SHEET ARRANGEMENTS

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business to improve shareowner returns. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party Variable Interest Entities (VIEs) to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest single category of VIEs that we are involved with are Qualifying Special Purpose Entities (QSPEs), which meet specific characteristics defined in U.S. GAAP that exclude them from the scope of consolidation standards. Investors in these entities only have recourse to the assets owned by the entity and not to our general credit, unless noted below. We did not provide non-contractual support to any consolidated VIE, unconsolidated VIE or QSPE in the nine months ended September 30, 2009. We do not have implicit support arrangements with any VIE or QSPE.

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

Consolidated Variable Interest Entities

For additional information about our consolidated VIEs, see Note 21 to the consolidated financial statements in our 2008 Form 10-K. Consolidated VIEs at September 30, 2009 and December 31, 2008 follow:

	At
	September 30, 2009		December 31, 2008
(In millions)	Assets	Liabilities	Assets	Liabilities

Consolidated, liquidating securitization entities(a)	$2,790	$2,969	$4,000	$3,868
Trinity(b)	7,657	9,447	9,192	11,623
Penske Truck Leasing Co., L.P. (PTL)(c)	–	–	7,444	1,339
Other(d)	5,064	2,724	5,862	4,278
	$15,511	$15,140	$26,498	$21,108

(a)
If the short-term credit rating of GE Capital or these entities were reduced below A–1/P–1, we could be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we could be required to provide in the event of such a downgrade is determined by contract and totaled $2,900 million at September 30, 2009. The borrowings of these entities are reflected in our Statement of Financial Position.

(b)
If the long-term credit rating of GE Capital were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GE Capital could be required to provide approximately $2,917 million to such entities as of September 30, 2009 pursuant to letters of credit issued by GE Capital. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GE Capital could be required to provide such excess amount. The borrowings of these entities are reflected in our Statement of Financial Position.

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

(d)
A majority of the remaining assets and liabilities of VIEs that are included in our consolidated financial statements were acquired in transactions subsequent to January 1, 2004. Assets of these entities consist of amortizing securitizations of financial assets originated by acquirees in Australia and Japan, and real estate partnerships. We have no recourse arrangements with these entities.

(36)

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

Investments in unconsolidated VIEs at September 30, 2009 and December 31, 2008 follow:

	At
(In millions)	September 30,	December 31,
	2009	2008

Other assets(a)	$8,989	$2,919
Financing receivables	712	1,045
Total investment	9,701	3,964
Contractual obligations to fund new investments	1,477	1,159
Maximum exposure to loss	$11,178	$5,123

(a)	At September 30, 2009, our remaining investment in PTL of $5,991 million comprised a 49.9% partnership interest of $950 million and loans and advances of $5,041 million.

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

When we securitize financing receivables we retain interests in the transferred receivables in two forms: a seller’s interest in the assets of the QSPE, which we classify as financing receivables, and subordinated interests in the assets of the QSPE, which we classify as investment securities. In certain credit card receivables trusts, we are required to maintain minimum free equity (subordinated interest) of 4% or 7% depending on the credit rating of GE Capital.

(37)

Financing receivables transferred to securitization entities that remained outstanding and our retained interests in those financing receivables at September 30, 2009 and December 31, 2008 follow.

			Commercial		Credit card		Other		Total
(In millions)	Equipment	(a)(b)(c)	real estate	(b)	receivables	(c)	assets	(b)	assets

September 30, 2009
Asset amount outstanding	$10,702		$7,533		$24,570		$4,005		$46,810
Included within the amount above are
retained interests of:
Financing receivables(d)	168		–		1,770		–		1,938
Investment securities	1,084		253		6,712		329		8,378

December 31, 2008
Asset amount outstanding	$13,298		$7,970		$26,046		$5,250		$52,564
Included within the amount above are
retained interests of:
Financing receivables(d)	339		–		3,802		–		4,141
Investment securities	747		222		4,806		532		6,307

(a)	Included inventory floorplan receivables.

(b)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who purchased debt in the QSPEs. We have not entered into additional arrangements since that date. At September 30, 2009 and December 31, 2008, liquidity support totaled $2,098 million and $2,143 million, respectively. Credit support totaled $2,097 million and $2,164 million at September 30, 2009 and December 31, 2008, respectively.

(c)
As permitted by the terms of the applicable trust documents, in the second and third quarters of 2009, we transferred $268 million of floorplan financing receivables to the GE Dealer Floorplan Master Note Trust and $328 million of credit card receivables to the GE Capital Credit Card Master Note Trust in exchange for additional subordinated interests. These actions had the effect of maintaining the AAA ratings of certain securities issued by these entities.

(d)	Uncertificated seller’s interests.

Retained Interests in Securitization Transactions

When we transfer financing receivables, we determine the fair value of retained interests received as part of the securitization transaction. Further information about how fair value is determined is presented in Note 10. Retained interests in securitized receivables that are classified as investment securities are reported at fair value in each reporting period. These assets decrease as cash is received on the underlying financing receivables. Retained interests classified as financing receivables are accounted for in a similar manner to our on-book financing receivables.

(38)

Key assumptions used in measuring the fair value of retained interests classified as investment securities and the sensitivity of the current fair value to changes in those assumptions related to all outstanding retained interests at September 30, 2009 and December 31, 2008 follow.

(In millions)	Equipment	Commercial	Credit card	Other
		real estate	receivables	assets

September 30, 2009
Discount rate(a)	9.2%	20.5%	11.2%	5.5%
Effect of
10% adverse change	$(13)	$(13)	$(69)	$(1)
20% adverse change	(26)	(25)	(136)	(2)

Prepayment rate(a)(b)	23.5%	10.8%	9.4%	54.4%
Effect of
10% adverse change	$(4)	$(2)	$(56)	$–
20% adverse change	(8)	(4)	(103)	(1)

Estimate of credit losses(a)	1.8%	3.0%	16.0%	0.1%
Effect of
10% adverse change	$(6)	$(3)	$(231)	$–
20% adverse change	(13)	(7)	(459)	(1)

Remaining weighted average
asset lives (in months)	10	53	10	3
Net credit losses for the quarter	$113	$109	$1,333	$11
Delinquencies	163	175	1,561	77

December 31, 2008
Discount rate(a)	17.6%	25.8%	15.1%	13.4%
Effect of
10% adverse change	$(15)	$(14)	$(53)	$(1)
20% adverse change	(30)	(26)	(105)	(3)

Prepayment rate(a)(b)	19.5%	11.3%	9.6%	52.0%
Effect of
10% adverse change	$(2)	$(3)	$(60)	$–
20% adverse change	(5)	(7)	(118)	(1)

Estimate of credit losses(a)	0.7%	1.3%	16.2%	–%
Effect of
10% adverse change	$(5)	$(2)	$(223)	$–
20% adverse change	(10)	(4)	(440)	–

Remaining weighted average
asset lives (in months)	14	55	10	4
Net credit losses for the year	$89	$28	$1,512	$5
Delinquencies	123	260	1,833	80

(a)	Based on weighted averages.

(b)	Represented a payment rate on credit card receivables, inventory financing receivables (included within equipment) and trade receivables (included within other assets).

(39)

Activity related to retained interests classified as investment securities in our consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 follows.
	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Cash flows on transfers
Proceeds from new transfers	$3,724	$657	$6,924	$4,313
Proceeds from collections reinvested
in revolving period transfers	14,770	18,155	45,798	57,210
Cash flows on retained interests recorded
as investment securities	1,787	1,420	5,141	4,451

Effect on Revenues from services
Net gain on sale	$449	$317	$1,169	$1,022
Change in fair value of retained interests
recorded in earnings	38	103	210	10
Other-than-temporary impairments	(44)	(54)	(106)	(197)

Derivative Activities

Our QSPEs use derivatives to eliminate interest rate risk between the assets and liabilities. At inception of the transaction, the QSPE will enter into derivative contracts to receive a floating rate of interest and pay a fixed rate with terms that effectively match those of the financial assets held. In some cases, we are the counterparty to such derivative contracts, in which case a second derivative is executed with a third party to substantially eliminate the exposure created by the first derivative. The fair value of such derivative contracts was a net asset of $514 million and $752 million at September 30, 2009 and December 31, 2008, respectively. We have no other derivatives arrangements with QSPEs or other VIEs.

Servicing Activities

The amount of our servicing assets and liabilities was insignificant at September 30, 2009 and December 31, 2008. We received servicing fees from QSPEs of $144 million and $162 million, respectively, for the three months ended September 30, 2009 and 2008, and $447 million and $486 million, respectively, for the first nine months ended September 30, 2009 and 2008.

At September 30, 2009 and December 31, 2008, accounts payable included $3,832 million and $4,446 million, respectively, representing obligations to QSPEs for collections received in our capacity as servicer from obligors of the QSPEs.

Included in other receivables at September 30, 2009 and December 31, 2008, were $2,802 million and $2,346 million, respectively, relating to amounts owed by QSPEs to GECS, principally for the purchase of financial assets.

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

(40)

Overview

Revenues for the third quarter of 2009 were $12.7 billion, a $5.7 billion (31%) decrease from the third quarter of 2008. Revenues for the third quarter of 2009 and 2008 included $0.7 billion and $0.2 billion of revenue from acquisitions, respectively, and in 2009 were reduced by $1.5 billion as a result of dispositions, including the effect of the deconsolidation of Penske Truck Leasing Co., L.P. (PTL). Revenues for the quarter also decreased $4.7 billion compared with the third quarter of 2008 as a result of organic revenue declines and the stronger U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $0.1 billion, down 93% from $2.0 billion in the third quarter of 2008.

Revenues for the first nine months of 2009 were $40.7 billion, a $14.8 billion (27%) decrease from the first nine months of 2008. Revenues for the first nine months of 2009 and 2008 included $2.6 billion and $0.4 billion of revenue from acquisitions, respectively, and in 2009 were reduced by $3.7 billion as a result of dispositions, including the effect of the deconsolidation of PTL. Revenues for the first nine months of 2009 also decreased $13.3 billion compared with the first nine months of 2008 as a result of organic revenue declines and the stronger U.S. dollar. Organic revenue growth excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $1.5 billion, down 80% from $7.2 billion in the first nine months of 2008.

Overall, acquisitions contributed $0.7 billion and $1.4 billion to total revenues in the third quarters of 2009 and 2008, respectively. Our earnings in both the third quarters of 2009 and 2008 included approximately $0.1 billion from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $1.5 billion and $0.1 billion in the third quarters of 2009 and 2008, respectively. The effect of dispositions on earnings was an insignificant amount in both the third quarters of 2009 and 2008.

Acquisitions contributed $2.6 billion and $3.6 billion to total revenues in the first nine months of 2009 and 2008, respectively. Our earnings in the first nine months of 2009 and 2008 included approximately $0.6 billion and $0.4 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $3.2 billion in the first nine months of 2009 and higher revenues of $0.3 billion in the first nine months of 2008. The effect of dispositions on earnings was an increase of $0.3 billion in both the first nine months of 2009 and 2008.

The most significant acquisitions affecting results in the first nine months of 2009 were CitiCapital and Interbanca S.p.A. at Commercial Lending and Leasing (CLL); and BAC Credomatic (BAC) and Bank BPH at Consumer (formerly GE Money).

The provision for income taxes was a benefit of $1.1 billion for the third quarter of 2009 (effective tax rate of 114.1%), compared with $0.5 billion benefit for the third quarter of 2008 (effective tax rate of a negative 27.7%). The third quarter 2009 tax benefit when compared to the pre-tax loss results in a positive rate for the quarter. The tax rate increased primarily because of a reduction of income in higher-taxed jurisdictions. This had the effect of increasing the relative impact on the rate of tax benefits from lower-taxed global operations that more than offset the decline in those benefits.

The provision for income taxes was a benefit of $3.0 billion for the first nine months of 2009 (effective tax rate of 210.0%), compared with $0.3 billion benefit for the first nine months of 2008 (effective tax rate of negative 4.2%). The tax benefit when compared to the pre-tax loss results in a positive rate for the first nine months of 2009. The tax rate increased primarily because of a reduction of income in higher-taxed jurisdictions. This had the effect of increasing the relative impact on the rate of tax benefits from lower-taxed global operations that more than offset the decline in those benefits. Mitigating the reduction in tax benefits from lower-taxed global operations, were increased benefits from management’s decision (discussed below) in the first quarter to indefinitely reinvest outside the U.S. prior year earnings.

(41)

During the first quarter of 2009, following the change in our external credit ratings, funding actions taken and our continued review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non- U.S. subsidiaries of General Electric Capital Services (GECS), on which we had previously provided deferred U.S. taxes, would now be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion to $52 billion, resulting in an income tax benefit of $0.7 billion in the first quarter of 2009.

During the first nine months of 2009, General Electric Capital Corporation (GE Capital or GECC) provided $51 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended $54 billion of credit to approximately 49 million U.S. consumers. GE Capital provided credit to approximately 19,700 new commercial customers and 26,000 new small businesses during the first nine months of 2009 in the U.S. and ended the period with outstanding credit to more than 350,000 commercial customers and 147,000 small businesses through retail programs in the U.S.

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

We have reclassified certain prior-period amounts to conform to the current period’s presentation.

(42)

Summary of Operating Segments

	Three months ended September 30		Nine months ended September 30
	(Unaudited)		(Unaudited)
(In millions)	2009	2008	2009	2008

Revenues
CLL (a)	$4,668	$6,474	$15,519	$20,297
Consumer (a)	4,878	6,613	14,508	19,709
Real Estate	982	1,679	2,970	5,526
Energy Financial Services	483	1,261	1,617	3,020
GECAS	1,150	1,265	3,486	3,690
Total segment revenues	12,161	17,292	38,100	52,242
GECS corporate items and eliminations	585	1,139	2,560	3,259
Total revenues in GECS	$12,746	$18,431	$40,660	$55,501

Segment profit
CLL (a)	$135	$389	$625	$1,985
Consumer (a)	434	796	1,404	2,852
Real Estate	(538)	244	(948)	1,204
Energy Financial Services	41	306	181	606
GECAS	191	285	746	955
Total segment profit	263	2,020	2,008	7,602
GECS corporate items and eliminations (b)(c)	(130)	(10)	(529)	(362)
Earnings from continuing operations attributable to GECS	133	2,010	1,479	7,240
Earnings (loss) from discontinued operations, net of taxes,
attributable to GECS	40	(170)	(157)	(568)
Total net earnings attributable to GECS	$173	$1,840	$1,322	$6,672

(a)	During the first quarter of 2009, we transferred Banque Artesia Nederland N.V. (Artesia) from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(b)	Included restructuring and other charges of $0.2 billion and $0.1 billion in the first nine months of 2009 and 2008, respectively, primarily related to CLL and Consumer.

(c)	Included $0.1 billion of net losses compared with $0.1 billion of net earnings during the first nine months of 2009 and 2008, respectively, related to our treasury operations.

See accompanying notes to condensed, consolidated financial statements.

(43)

CLL

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Revenues	$4,668	$6,474	$15,519	$20,297

Segment profit	$135	$389	$625	$1,985

		At
		September 30,	September 30,	December 31,
(In millions)		2009	2008	2008

Total assets		$213,979	$247,810	$228,176

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Revenues
Americas	$2,485	$2,672	$7,466	$8,702
Europe	1,148	1,515	3,667	4,477
Asia	484	602	1,574	2,015
Other	551	1,685	2,812	5,103

Segment profit
Americas	$204	$79	$360	$1,185
Europe	82	211	320	621
Asia	(18)	39	28	258
Other	(133)	60	(83)	(79)

		At
		September 30,	September 30,	December 31,
(In millions)		2009	2008	2008

Total assets
Americas		$121,345	$146,839	$135,253
Europe		53,536	55,556	49,734
Asia		20,356	24,416	23,127
Other		18,742	20,999	20,062

CLL revenues decreased 28% and net earnings decreased 65% compared with the third quarter of 2008. Revenues for the third quarters of 2009 and 2008 included $0.5 billion and $0.2 billion, respectively, from acquisitions, and were reduced by $1.1 billion from dispositions, primarily related to the deconsolidation of PTL. Revenues for the quarter also decreased $1.0 billion compared with the third quarter of 2008 as a result of organic revenue declines ($0.8 billion) and the stronger U.S. dollar ($0.2 billion). Net earnings decreased by $0.3 billion in the third quarter of 2009, reflecting higher provisions for losses on financing receivables ($0.1 billion) and declines in lower-taxed earnings from global operations ($0.1 billion), partially offset by higher investment income ($0.1 billion) and acquisitions ($0.1 billion). Net earnings also included mark-to-market losses and other-than-temporary impairments ($0.2 billion), partially offset by the absence of the 2008 Genpact loss ($0.2 billion).

(44)

CLL revenues decreased 24% and net earnings decreased 69% compared with the first nine months of 2008. Revenues for the first nine months of 2009 and 2008 included $1.7 billion and $0.3 billion from acquisitions, respectively, and were reduced by $2.0 billion from dispositions, primarily related to the deconsolidation of PTL. Revenues for the first nine months of 2009 also included $0.3 billion related to a gain on the partial sale of a limited partnership interest in PTL and remeasurement of our retained investment. Revenues for the first nine months decreased $4.2 billion compared with the first nine months of 2008 as a result of organic revenue declines ($3.3 billion) and the stronger U.S. dollar ($0.9 billion). Net earnings decreased by $1.4 billion in the first nine months of 2009, reflecting higher provisions for losses on financing receivables ($0.6 billion), lower gains ($0.4 billion), declines in lower-taxed earnings from global operations ($0.3 billion) and the stronger U.S. dollar (0.1 billion), partially offset by acquisitions ($0.4 billion). Net earnings also included mark-to-market losses and other-than-temporary impairments ($0.3 billion) and the absence of the 2008 Genpact gain ($0.1 billion), partially offset by the gain on PTL sale and remeasurement ($0.3 billion).

Consumer

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Revenues	$4,878	$6,613	$14,508	$19,709

Segment profit	$434	$796	$1,404	$2,852

		At
		September 30,	September 30,	December 31,
(In millions)		2009	2008	2008

Total assets		$180,070	$213,889	$187,927

Consumer revenues decreased 26% and net earnings decreased 45% compared with the third quarter of 2008. Revenues for the third quarter of 2009 included $0.3 billion from acquisitions and were reduced by $0.4 billion as a result of dispositions. Revenues for the quarter decreased $1.6 billion compared with the third quarter of 2008 as a result of organic revenue declines ($1.1 billion) and the stronger U.S. dollar ($0.5 billion). The decrease in net earnings resulted from core declines ($0.5 billion), partially offset by higher securitization income ($0.1 billion). Core declines primarily resulted from lower results in the U.S. and U.K., reflecting higher provisions for losses on financing receivables ($0.4 billion) and the effects of mark-to-market losses and other-than-temporary impairments ($0.1 billion).

Consumer revenues decreased 26% and net earnings decreased 51% compared with the first nine months of 2008. Revenues for the first nine months of 2009 included $0.8 billion from acquisitions (including a gain of $0.3 billion on the remeasurement of our previously held equity investment in BAC related to the acquisition of a controlling interest (BAC acquisition gain)) and were reduced by $1.3 billion as a result of dispositions, and the lack of a current-year counterpart to the 2008 gain on sale of our Corporate Payment Services (CPS) business ($0.4 billion). Revenues for the first nine months decreased $4.3 billion compared with the first nine months of 2008 as a result of organic revenue declines ($2.5 billion) and the stronger U.S. dollar ($1.9 billion). The decrease in net earnings resulted primarily from core declines ($1.7 billion) and the lack of a current-year counterpart to the 2008 gain on sale of our CPS business ($0.2 billion). These decreases were partially offset by higher securitization income ($0.2 billion) and the BAC acquisition gain ($0.2 billion). Core declines primarily resulted from lower results in the U.S. & U.K., reflecting higher provisions for losses on financing receivables ($1.6 billion) and the effects of mark-to-market losses and other-than-temporary impairments ($0.2 billion), partially offset by growth in lower-taxed earnings from global operations ($0.1 billion). The benefit from lower-taxed earnings from global operations included $0.5 billion from the decision to indefinitely reinvest prior-year earnings outside the U.S.

(45)

Real Estate

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Revenues	$982	$1,679	$2,970	$5,526

Segment profit	$(538)	$244	$(948)	$1,204

		At
		September 30,	September 30,	December 31,
(In millions)		2009	2008	2008

Total assets		$83,684	$88,739	$85,266

Real Estate revenues decreased 42% and net earnings decreased 320% compared with the third quarter of 2008. Revenues for the quarter decreased $0.7 billion compared with the third quarter of 2008 as a result of organic revenue declines ($0.6 billion), primarily as a result of a decrease in sales of properties, and the stronger U.S. dollar ($0.1 billion). Real Estate net earnings decreased $0.8 billion compared with the third quarter of 2008, primarily from an increase in provisions for losses on financing receivables and impairments ($0.5 billion) and a decrease in gains on sales of properties as compared to the prior period ($0.2 billion). Depreciation expense on real estate equity investments totaled $0.3 billion and $0.4 billion in the third quarters of 2009 and 2008, respectively.

Real Estate revenues decreased 46% and net earnings decreased 179% compared with the first nine months of 2008. Revenues for the first nine months decreased $2.6 billion compared with the first nine months of 2008 as a result of organic revenue declines ($2.3 billion), primarily as a result of a decrease in sales of properties, and the stronger U.S. dollar ($0.3 billion). Real Estate net earnings decreased $2.2 billion compared with the first nine months of 2008, primarily from a decrease in gains on sales of properties as compared to the prior period ($1.1 billion) and an increase in provisions for losses on financing receivables and impairments ($0.8 billion). Depreciation expense on real estate equity investments totaled $0.9 billion in both the first nine months of 2009 and 2008, respectively.

(46)

Energy Financial Services

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Revenues	$483	$1,261	$1,617	$3,020

Segment profit	$41	$306	$181	$606

		At
		September 30,	September 30,	December 31,
(In millions)		2009	2008	2008

Total assets		$22,598	$21,856	$22,079

Energy Financial Services revenues decreased 62% and net earnings decreased 87% compared with the third quarter of 2008. Revenues for the quarter decreased $0.8 billion compared with the third quarter of 2008 as a result of organic declines ($0.8 billion), primarily as a result of the effects of lower energy commodity prices and a decrease in gains on sales of assets. The decrease in net earnings resulted primarily from core declines, including a decrease in gains on sales of assets as compared to the prior period and the effects of lower energy commodity prices.

Energy Financial Services revenues decreased 46% and net earnings decreased 70% compared with the first nine months of 2008. Revenues for the first nine months of 2009 included $0.1 billion of gains from dispositions. Revenues for the first nine months also decreased $1.5 billion compared with the first nine months of 2008 as a result of organic declines ($1.5 billion), primarily as a result of the effects of lower energy commodity prices and a decrease in gains on sales of assets. The decrease in net earnings resulted primarily from core declines, including a decrease in gains on sales of assets as compared to the prior period and the effects of lower energy commodity prices.

(47)

GECAS

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Revenues	$1,150	$1,265	$3,486	$3,690

Segment profit	$191	$285	$746	$955

		At
		September 30,	September 30,	December 31,
(In millions)		2009	2008	2008

Total assets		$50,413	$49,841	$49,455

GECAS revenues decreased 9% and net earnings decreased 33% compared with the third quarter of 2008. The decrease in revenues resulted primarily from organic revenue declines ($0.1 billion). The decrease in net earnings resulted primarily from core declines ($0.1 billion) reflecting higher credit losses and impairments.

GECAS revenues decreased 6% and net earnings decreased 22% compared with the first nine months of 2008. The decrease in revenues resulted primarily from lower asset sales ($0.2 billion). The decrease in net earnings resulted primarily from lower asset sales ($0.1 billion) and core declines ($0.1 billion) reflecting higher credit losses and impairments.

Discontinued Operations

	Three months ended September 30		Nine months ended September 30
(In millions)	2009	2008	2009	2008

Earnings (loss) from discontinued operations,
net of taxes	$40	$(170)	$(157)	$(568)

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

Earnings from discontinued operations, net of taxes, for the third quarter of 2009, primarily related to certain tax items in our discontinued insurance operations. Loss from discontinued operations, net of taxes, for the first nine months of 2009, primarily reflected the incremental loss on disposal of GE Money Japan ($0.1 billion).

Loss from discontinued operations, net of taxes, for the third quarter of 2008, primarily reflected the loss from operations ($0.2 billion) at GE Money Japan. Loss from discontinued operations, net of taxes, for the first nine months of 2008, primarily reflected loss from operations ($0.3 billion) and the estimated incremental loss on disposal of GE Money Japan ($0.2 billion).

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

(48)

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position in the first nine months of 2009 resulted from the following:

•	Collections on financing receivables exceeded originations by approximately $37 billion in the first nine months of 2009.

•
We completed the exchange of our Consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., and the credit card business in Ireland for a 100% ownership interest in Interbanca S.p.A., an Italian corporate bank;

•	In order to improve tangible capital and reduce leverage, General Electric Company (GE), our parent, contributed $9.5 billion to us, of which $8.8 billion was subsequently contributed to GE Capital;

•	The U.S. dollar was weaker at September 30, 2009 than at December 31, 2008, increasing the translated levels of our non-U.S. dollar assets and liabilities;

•	We deconsolidated PTL following our partial sale during the first quarter of 2009;

•	We purchased a controlling interest in BAC in the second quarter of 2009; and

•	Our investment securities balance increased primarily as a result of purchases and a reduction in unrealized losses due to improved credit markets.

Cash Flows

GECS cash and equivalents were $56.9 billion at September 30, 2009, compared with $13.1 billion at September 30, 2008. GECS cash from operating activities totaled $2.0 billion for the first nine months of 2009, compared with cash from operating activities of $18.1 billion for the first nine months of 2008. This decrease was primarily due to an overall decline in net earnings, decreases in cash collateral held from counterparties on derivative contracts ($6.7 billion) and declines in taxes payable ($4.7 billion).

Consistent with our plan to reduce GECS asset levels, cash from investing activities was $36.6 billion during the first nine months of 2009. $37.0 billion resulted from a reduction in financing receivables, primarily from collections exceeding originations and $8.8 billion resulted from proceeds from business dispositions, including the consumer businesses in Austria and Finland, the credit card and auto businesses in the U.K., the credit card business in Ireland and a portion of our Australian residential mortgage business. These sources were partially offset by cash used for acquisitions of $5.6 billion, primarily for the acquisition of Interbanca S.p.A.

GECS cash used for financing activities in the first nine months of 2009 of $19.1 billion related primarily to a $33.6 billion reduction in borrowings (maturities 90 days or less) and $1.9 billion of net redemptions of investment contracts, partially offset by $6.8 billion of new issuances on borrowings (maturities longer than 90 days) exceeding repayments and a capital contribution from GE to GECS of $9.5 billion.

Fair Value Measurements

We adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, in two steps; effective January 1, 2008, we adopted it for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis and effective January 1, 2009, for all non-financial instruments accounted for at fair value on a non-recurring basis. Adoption of this did not have a material effect on our financial position or results of operations. During the first nine months of 2009, there were no significant changes in our methodology for measuring fair value of financial instruments as compared to prior quarters. Additional information about our application of this guidance is provided in Note 10 to the condensed, consolidated financial statements.

(49)

At September 30, 2009, the aggregate amount of investments that are measured at fair value through earnings totaled $7.8 billion and consisted primarily of retained interests in securitizations, equity investments, as well as various assets held for sale in the ordinary course of business, such as credit card receivables.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs). The fair value of investment securities totaled $52.7 billion at September 30, 2009, compared with $41.2 billion at December 31, 2008. Of the amount at September 30, 2009, we held debt securities with an estimated fair value of $42.9 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $25.1 billion, $3.4 billion and $2.5 billion, respectively. Unrealized losses on debt securities were $3.0 billion and $5.4 billion at September 30, 2009 and December 31, 2008, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $1.0 billion, $0.9 billion and $0.5 billion, respectively, at September 30, 2009, as compared with $2.6 billion, $1.1 billion and $0.8 billion, respectively, at December 31, 2008.

Of the $3.4 billion of RMBS, our exposure to subprime credit was approximately $1.0 billion. These securities are primarily held to support obligations to holders of GICs. A majority of these securities have received investment-grade credit ratings from the major rating agencies. We purchased no such securities in the first nine months of 2009 and 2008. These investment securities are collateralized primarily by pools of individual direct mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005.

We regularly review investment securities for impairment. Our review uses both qualitative and quantitative criteria. Effective April 1, 2009, the FASB amended FASB ASC 320 and modified the requirements for recognizing and measuring other-than-temporary impairment for debt securities. This did not have a material impact on our results of operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. With respect to corporate bonds we placed greater emphasis on the credit quality of the issuer. With respect to RMBS and CMBS, we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral and with respect to RMBS, we considered other features of the security, principally monoline insurance. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers.

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. At September 30, 2009, our investment securities insured by Monolines totaled $2.7 billion, including $0.8 billion of our $1.0 billion investment in subprime RMBS. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. In evaluating whether a security with Monoline credit enhancement is other-than-temporarily impaired, we first evaluate whether there has been an adverse change in estimated cash flows. If there has been an adverse change in estimated cash flows, we then evaluate the overall credit worthiness of the Monoline using an analysis that is similar to the approach we use for corporate bonds. This includes an evaluation of the following factors: sufficiency of the Monoline’s cash reserves and capital, ratings activity, whether the Monoline is in default or default appears imminent, and the potential for intervention by an insurance or other regulator. At September 30, 2009, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected loss was $0.5 billion, of which $0.3 billion relates to expected credit losses and the remaining $0.2 billion relates to other market factors.

(50)

Total pre-tax other-than-temporary impairment losses during the three months ended September 30, 2009 were $0.3 billion of which, $0.2 billion was recognized in earnings and primarily relates to credit losses on RMBS, corporate debt securities and retained interests in our securitization arrangements, and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at September 30, 2009 is $0.8 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Continued uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At September 30, 2009, unrealized losses on investment securities totaled $3.1 billion, including $2.8 billion aged 12 months or longer, compared with unrealized losses of $5.7 billion, including $3.5 billion aged 12 months or longer, at December 31, 2008. Of the amount aged 12 months or longer at September 30, 2009, more than 70% of our debt securities were considered to be investment-grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $1.8 billion and $0.9 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at September 30, 2009, the vast majority relate to debt securities held to support obligations to annuitants and policyholders in our run-off insurance operations and holders of GICs. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 3 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. A discussion of the quality of certain elements of the financing receivables portfolio follows. For purposes of that discussion, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection has otherwise become doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). Under FASB ASC 310, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans which are paying currently under a cash accounting basis, but classified as impaired.

Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. Historically, we have had less consumer exposure, which over time has had higher loss rates than commercial exposure. Our consumer exposure is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 7% of our total portfolio. Of those, approximately 35% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in GECS revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 65% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

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

(51)

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate. Effective January 1, 2009, loans acquired in a business acquisition are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the portfolio. As a result, the allowance for loan losses is not carried over at acquisition. This may result in lower reserve coverage ratios prospectively.

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(In millions)	2009	2008	2009	2008	2009	2008

CLL(a)
Americas	$92,263	$105,410	$3,471	$1,974	$1,098	$843
Europe	40,383	37,767	1,240	345	500	288
Asia	14,096	16,683	594	306	242	163
Other	776	786	14	2	6	2

Consumer(a)
Non-U.S. residential
mortgages(b)	61,308	60,753	4,768	3,321	975	383
Non-U.S. installment and
revolving credit	25,197	24,441	450	413	1,113	1,051
U.S. installment and
revolving credit	22,324	27,645	749	758	1,568	1,700
Non-U.S. auto	14,366	18,168	75	83	301	222
Other	13,191	11,541	477	175	279	226

Real Estate(c)	45,471	46,735	1,320	194	1,028	301

Energy Financial Services	8,362	8,392	360	241	101	58

GECAS	15,046	15,429	211	146	126	60

Other(d)	3,095	4,031	78	38	23	28
Total	$355,878	$377,781	$13,807	$7,996	$7,360	$5,325

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

(b)
At September 30, 2009, net of credit insurance, approximately 25% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. 83% of these loans are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 18.4% and have loan-to-value ratio at origination of 74%. At September 30, 2009, 3% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(c)	Financing receivables included $690 million and $731 million of construction loans at September 30, 2009 and December 31, 2008, respectively.

(d)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

(52)

			Allowance for losses as		Allowance for losses as a
	Nonearning receivables as a		a percent of nonearning		percent of total financing
	percent of financing receivables		receivables		receivables
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008

CLL(a)
Americas	3.8%	1.9%	31.6%	42.7%	1.2%	0.8%
Europe	3.1	0.9	40.3	83.5	1.2	0.8
Asia	4.2	1.8	40.7	53.3	1.7	1.0
Other	1.8	0.3	42.9	100.0	0.8	0.3

Consumer(a)
Non-U.S. residential
mortgages	7.8	5.5	20.4	11.5	1.6	0.6
Non-U.S. installment and
revolving credit	1.8	1.7	247.3	254.5	4.4	4.3
U.S. installment and
revolving credit	3.4	2.7	209.3	224.3	7.0	6.1
Non-U.S. auto	0.5	0.5	401.3	267.5	2.1	1.2
Other	3.6	1.5	58.5	129.1	2.1	2.0

Real Estate	2.9	0.4	77.9	155.2	2.3	0.6

Energy Financial Services	4.3	2.9	28.1	24.1	1.2	0.7

GECAS	1.4	0.9	59.7	41.1	0.8	0.4

Other	2.5	0.9	29.5	73.7	0.7	0.7

Total	3.9	2.1	53.3	66.6	2.1	1.4

(a)	During the first quarter of 2009, we transferred Artesia from CLL to Consumer. Prior-period amounts were reclassified to conform to the current-period’s presentation.

Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

The portfolio of financing receivables, before allowance for losses, was $355.9 billion at September 30, 2009, and $377.8 billion at December 31, 2008. Financing receivables, before allowance for losses, decreased $21.9 billion from December 31, 2008, primarily as a result of core declines of $43.4 billion mainly from collections exceeding originations ($37.0 billion) (which includes securitization and sales), partially offset by the weaker U.S. dollar ($16.7 billion) and acquisitions ($11.9 billion).

Related nonearning receivables totaled $13.8 billion (3.9% of outstanding receivables) at September 30, 2009, compared with $8.0 billion (2.1% of outstanding receivables) at December 31, 2008. Nonearning receivables increased from December 31, 2008, primarily in connection with the challenging global economic environment, increased deterioration in the real estate markets and rising unemployment.

The allowance for losses at September 30, 2009, totaled $7.4 billion compared with $5.3 billion at December 31, 2008, representing our best estimate of probable losses inherent in the portfolio and reflecting the then current credit and economic environment. Allowance for losses increased $2.1 billion from December 31, 2008, primarily due to increasing delinquencies and nonearning receivables, reflecting the continued weakened economic and credit environment.

(53)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

	At
	September 30,	December 31,
(In millions)	2009	2008

Loans requiring allowance for losses	$8,842	$2,712
Loans expected to be fully recoverable	3,218	871
Total impaired loans	$12,060	$3,583

Allowance for losses (specific reserves)	$1,874	$635
Average investment during the period	7,463	2,064
Interest income earned while impaired(a)	133	48

(a)	Recognized principally on cash basis.

Impaired loans increased by $8.5 billion from December 31, 2008 to September 30, 2009 primarily relating to increases at Real Estate ($5.4 billion) and CLL ($2.2 billion). Impaired loans increased by $4.0 billion from June 30, 2009 to September 30, 2009, primarily relating to increases at Real Estate ($2.9 billion) and CLL ($0.7 billion). The increase in impaired loans and related specific reserves in Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $6.2 billion impaired loans at Real Estate at September 30, 2009, approximately $4 billion are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

CLL − Americas. Nonearning receivables of $3.5 billion represented 25.1% of total nonearning receivables at September 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 42.7% at December 31, 2008, to 31.6% at September 30, 2009, primarily from an increase in secured exposures requiring relatively lower specific reserve levels, based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percent of financing receivables increased from 1.9% at December 31, 2008, to 3.8% at September 30, 2009, primarily from an increase in nonearning receivables in our senior secured lending portfolio concentrated in the following industries: media, communications, corporate aircraft, auto, transportation, retail/publishing, inventory finance, and franchise finance.

CLL – Europe. Nonearning receivables of $1.2 billion represented 9.0% of total nonearning receivables at September 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 83.5% at December 31, 2008, to 40.3% at September 30, 2009, primarily from the increase in nonearning receivables related to the acquisition of Interbanca S.p.A. The ratio of nonearning receivables as a percent of financing receivables increased from 0.9% at December 31, 2008, to 3.1% at September 30, 2009, primarily from the increase in nonearning receivables related to the acquisition of Interbanca S.p.A. and an increase in nonearning receivables in secured lending in the automotive industry, partially offset by the effect of the increase in financing receivables from the acquisition of Interbanca S.p.A. in the first quarter of 2009. Excluding the effects of the Interbanca S.p.A. acquisition, the ratio of allowance for losses as a percent of financing receivables would have been 1.5%.

(54)

CLL – Asia. Nonearning receivables of $0.6 billion represented 4.3% of total nonearning receivables at September 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 53.3% at December 31, 2008, to 40.7% at September 30, 2009, primarily due to an increase in nonearning receivables in secured exposures which did not require significant specific reserves based upon the strength of the underlying collateral values. The ratio of nonearning receivables as a percent of financing receivables increased from 1.8% at December 31, 2008, to 4.2% at September 30, 2009, primarily from an increase in nonearning receivables at our corporate asset-based, distribution finance and corporate air secured financing businesses in Japan, Australia, New Zealand and India and a lower financing receivables balance.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $4.8 billion represented 34.5% of total nonearning receivables at September 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables increased from 11.5% at December 31, 2008, to 20.4% at September 30, 2009. In the first nine months of 2009, our nonearning receivables increased primarily as a result of the continued decline in the U.K. housing market, partially offset by increased foreclosures. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 85% and 67%, respectively. Less than 5% of these loans are without mortgage insurance and have a reindexed loan-to-value equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At September 30, 2009, we had in repossession stock approximately 2,000 houses in the U.K. which had a value of approximately $0.3 billion.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.5 billion represented 3.3% of total nonearning receivables at September 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 254.5% at December 31, 2008, to 247.3% at September 30, 2009, reflecting the effects of loan repayments and reduced originations. Allowance for losses as a percent of financing receivables increased from 4.3% at December 31, 2008, to 4.4% at September 30, 2009, as increases in allowance for losses, driven by the effects of increased delinquencies in Western Europe and Australia, were partially offset by the effects of reclassifying assets into held for sale.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.7 billion represented 5.4% of total nonearning receivables at September 30, 2009. The ratio of allowance for losses as a percent of nonearning receivables declined from 224.3% at December 31, 2008, to 209.3% at September 30, 2009, as increases in the allowance due to the effects of the continued deterioration in our U.S. portfolio in connection with rising unemployment were more than offset by the effects of better entry rates and improved late stage collection effectiveness.

Real Estate. Nonearning receivables of $1.3 billion represented 9.6% of total nonearning receivables at September 30, 2009. The $1.1 billion increase in nonearning receivables from December 31, 2008 was driven primarily by increased delinquencies in the U.S. apartment and office loan portfolios, which have been adversely affected by rent and occupancy declines. The ratio of allowance for losses as a percent of total financing receivables increased from 0.6% at December 31, 2008, to 2.3% at September 30, 2009, driven primarily by continued economic deterioration in the U.S. and the U.K. markets which resulted in an increase in specific provisions. The ratio of allowance for losses as a percent of nonearning receivables declined from 155.2% at December 31, 2008, to 77.9% at September 30, 2009, reflecting a higher proportion of the allowance being attributable to specific reserves and our estimate of underlying collateral values. At September 30, 2009, real estate held for investment included $0.7 billion representing 68 foreclosed commercial real estate properties.

Delinquency rates on managed equipment financing loans and leases and managed consumer financing receivables follow.

(55)

	Delinquency rates at
	September 30,	December 31,	September 30,
	2009(a)	2008	2008

Equipment Financing	3.01%	2.17%	1.61%
Consumer	8.80	7.43	6.38
U.S.	7.31	7.14	6.17
Non-U.S.	9.42	7.57	6.47

(a)	Subject to update.

Delinquency rates on equipment financing loans and leases increased from December 31, 2008 and September 30, 2008, to September 30, 2009, as a result of the continuing weakness in the global economic and credit environment. In addition, delinquency rates on equipment financing loans and leases increased six basis points from September 30, 2008 to September 30, 2009, as a result of the inclusion of the CitiCapital acquisition. The challenging credit environment may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on consumer financing receivables increased from December 31, 2008 and September 30, 2008, to September 30, 2009, primarily because of rising unemployment, a challenging economic environment and lower volume. In response, we continued to tighten underwriting standards globally, increased focus on collection effectiveness and will continue the process of regularly reviewing and adjusting reserve levels. We expect the global environment, along with U.S. unemployment levels, to continue to deteriorate in 2009, which may result in higher provisions for loan losses and could adversely affect results of operations at Consumer. At September 30, 2009, roughly 43% of our U.S.-managed portfolio, which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at September 30, 2009. See Note 4 to the condensed, consolidated financial statements.

Other assets comprise mainly real estate equity investments, equity and cost method investments, derivative instruments and assets held for sale. Other assets totaled $87.9 billion at September 30, 2009, including a $6.0 billion equity method investment in PTL following our partial sale during the first quarter of 2009, compared with $85.7 billion at December 31, 2008. During the first nine months of 2009, we recognized other-than-temporary impairments of cost and equity method investments of $0.5 billion. Of the amount at September 30, 2009, we had cost method investments totaling $2.2 billion. The fair value of and unrealized loss on cost method investments in a continuous unrealized loss position for less than 12 months at September 30, 2009, were $0.6 billion and $0.1 billion, respectively. The fair value of and unrealized loss on cost method investments in a continuous unrealized loss position for 12 months or more at September 30, 2009, were $0.1 billion and insignificant, respectively.

Included in other assets are Real Estate equity investments of $32.9 billion and $32.8 billion at September 30, 2009 and December 31, 2008, respectively. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market value.  Over the past several months, these markets have been increasingly affected by rising unemployment, a slowdown in general business activity and continued challenging conditions in the credit markets. We expect these markets will continue to be affected while the economic environment remains challenging.

(56)

We review the estimated values of our real estate investments semi-annually. At December 31, 2008, the carrying value of our Real Estate investments exceeded the estimated value by about $4 billion. For additional information, see page 38 of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K. During the second quarter, we updated our review and determined that the carrying value of our Real Estate investments exceeded estimated value by about $5 billion at June 30, 2009 due to a decline in the Eurozone macroeconomic forecast. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values and our unrealized loss on real estate equity properties may continue to increase. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset which is based upon current market data, including current capitalization rates. During the first nine months of 2009, Real Estate recognized pre-tax impairments of $0.5 billion on its real estate investments, compared with $0.1 billion for the comparable period in 2008. Continued deterioration in economic and market conditions may result in further impairments being recognized.

D. Liquidity and Borrowings

We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. Our obligations include principal payments on outstanding borrowings, interest on borrowings, purchase obligations for equipment and general obligations such as collateral deposits held or collateral required to be posted to counterparties, payroll and general expenses. We rely on cash generated through our operating activities as well as unsecured and secured funding sources, including commercial paper, term debt, bank deposits, bank borrowings, securitization and other retail funding products.

Sources for payment of our obligations are determined through our annual financial and strategic planning processes. Our 2009 funding plan anticipates repayment of principal on outstanding short-term borrowings ($194 billion at December 31, 2008) through commercial paper issuances; long-term debt issuances; collections of financing receivables exceeding originations; cash on hand; and deposit funding and alternative sources of funding.

Interest on borrowings is primarily funded through interest earned on existing financing receivables. During the first nine months of 2009, we earned interest income on financing receivables of $17.6 billion, which more than offset interest expense of $13.7 billion. Purchase obligations and other general obligations are funded through collection of principal on our existing portfolio of loans and leases, cash on hand and operating cash flow.

Over the past 18 months, the global credit markets have experienced significant volatility, which has affected both the availability and cost of our funding sources. Throughout this period of volatility, we have been able to continue to meet our funding needs at acceptable costs and we continue to access the commercial paper markets without interruption.

Recent Liquidity Actions

GE, our parent, and GECS maintain a strong focus on their liquidity. Recent actions to strengthen and maintain liquidity included:

•
GE’s cash and equivalents were $61.4 billion at September 30, 2009 and committed credit lines were $52.3 billion. We intend to maintain committed credit lines and cash in excess of GECS commercial paper borrowings going forward;

•	GECS commercial paper borrowings were $50 billion at September 30, 2009, compared to $72 billion at December 31, 2008;

•	We have completed our funding related to our long-term debt funding target of $45 billion for 2009 and have issued $35 billion of our targeted long-term debt funding for 2010;

•
During the first nine months of 2009, we have issued an aggregate of $20.0 billion of long-term debt (including $10.9 billion in the third quarter) that is not guaranteed under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP);

(57)

•	We are managing collections versus originations to help support liquidity needs. In the first nine months of 2009, collections have exceeded originations by approximately $37 billion;

•
As of September 30, 2009, we had issued notes from our securitization platforms in an aggregate amount of $10.7 billion. $3.8 billion of these notes were eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF). Depending on market conditions and terms, we may securitize additional credit card assets, floorplan and equipment receivables, and commercial mortgage loans, including transactions for which investors can access TALF;

•
In February 2009, GE announced the reduction of its quarterly stock dividend by 68% from $0.31 per share to $0.10 per share, effective with the second quarter dividend, which was payable in the third quarter. This reduction has the effect of saving GE approximately $4 billion in the second half of 2009 and will save approximately $9 billion annually thereafter;

•	In September 2008, we reduced the GECS dividend to GE and GE suspended its stock repurchase program. Effective January 2009, we fully suspended the GECS dividend to GE;

•
In October 2008, GE raised $15 billion in cash through common and preferred stock offerings and contributed $15 billion to GECS, including $9.5 billion in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance), in order to improve tangible capital and reduce leverage. We do not anticipate additional contributions in 2009; and

•
GECS registered in October 2008 to use the Federal Reserve’s Commercial Paper Funding Facility (CPFF) for up to $83 billion. Although we do not anticipate further utilization of the CPFF, it remains available until February 1, 2010.

Cash and Equivalents

GE’s cash and equivalents were $61.4 billion at September 30, 2009. GE anticipates that it will continue to generate cash from operating activities in the future, which is available to help meet our liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets, which historically has been invested in asset growth.

GE has committed, unused credit lines totaling $52.3 billion that had been extended to us by 59 financial institutions at September 30, 2009. These lines include $36.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $14.1 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

Funding Plan

Our 2009 funding plan anticipates approximately $45 billion of senior, unsecured long-term debt issuance, $13.4 billion of which was pre-funded in December 2008. In the first nine months of 2009, we completed issuances of $42.0 billion of long-term debt under the TLGP and $20.0 billion in non-guaranteed senior, unsecured debt with maturities up to 30 years. Subsequent to the end of the third quarter, we issued an additional $4.6 billion of long-term debt under the TLGP. We have completed our anticipated 2009 long-term debt funding plan and have pre-funded $35 billion of our 2010 long-term debt funding target of $35 to $40 billion.

Under the TLGP, the FDIC guaranteed certain senior, unsecured debt issued on or before October 31, 2009. Our total senior, unsecured long-term debt issuance under the program was $60 billion (including $4.6 billion issued in October 2009).

During the fourth quarter of 2008, GECS issued commercial paper into the CPFF. The last tranche of this commercial paper matured in February 2009.

We have incurred $2.3 billion of fees for our participation in the TLGP and CPFF programs through September 30, 2009. These fees are amortized over the terms of the related borrowings.

(58)

We maintain securitization capability in most of the asset classes we have traditionally securitized. However, in 2008 and 2009 these capabilities have been, and continue to be, more limited than in 2007. We have continued to execute new securitizations throughout this period using bank administered commercial paper conduits, and more recently have executed new securitizations in both the public term markets and in the private markets. In the nine months ending September 30, 2009, we have completed issuances from these platforms in an aggregate amount of $10.7 billion. $3.8 billion of these issuances were eligible collateral under TALF. Depending on market conditions and terms, we may securitize additional credit card assets, floorplan and equipment receivables, and commercial mortgage loans, including transactions for which investors can access TALF. Total proceeds, including sales to revolving facilities, from our securitizations were $18.5 billion and $52.7 billion during the three months and nine months ended September 30, 2009, respectively. Comparable amounts for 2008 were $18.8 billion and $61.5 billion, for the three months and nine months, respectively.

We have deposit-taking capability at 17 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, Inc., a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years. Bank deposits, which are a large component of our alternative funding, were $36.8 billion at September 30, 2009, including CDs of $15.2 billion. Total alternative funding decreased from $54.9 billion to $51.9 billion during the first nine months of 2009, primarily resulting from a reduction in bank borrowings and CD balances due to the timing of asset origination at the banks. This decline was more than offset by collections on financing receivables exceeding originations by approximately $37 billion in the first nine months of 2009.

As we have been able to continue to successfully access the non-guaranteed debt markets and have completed our anticipated 2009 long-term debt funding plan and have pre-funded $35 billion of our 2010 long-term debt funding target of $35 to $40 billion, we currently expect that the expiration of the TLGP will not have a significant effect on our liquidity. If, however, the recent disruption in the credit markets were to return or if the challenging market conditions continue, our ability to issue unsecured long-term debt may be affected. In the event we cannot sufficiently access our normal sources of funding as a result of the ongoing credit market turmoil, we have a number of alternative means to enhance liquidity, including:

•	Controlling new originations in GE Capital to reduce capital and funding requirements;

•	Using part of our available cash balance;

•	Pursuing alternative funding sources, including deposits and asset-backed fundings;

•	Using our bank credit lines which, with our cash, we intend to maintain in excess of our outstanding commercial paper; and

•	Obtaining additional capital from GE, including from funds retained as a result of the reduction in GE’s dividend announced in February 2009 or future dividend reductions.

We believe that our existing funds, combined with our alternative means to enhance liquidity, provide us with adequate liquidity to manage through the current credit cycle.

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

(59)

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

Ratio of Earnings to Fixed Charges

As set forth in Exhibit 99(b) hereto, GE Capital’s ratio of earnings to fixed charges declined to 0.88:1 in the first nine months of 2009 due to lower pre-tax earnings at GE Capital which were primarily driven by higher provisions for losses on financing receivables in connection with the challenging economic environment.

Income Maintenance Agreement

On March 28, 1991, GE entered into an agreement with GE Capital to make payments to GE Capital, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. On October 29, 2009, GE and GE Capital amended this agreement (which is filed as Exhibit 99(c) hereto) to extend the notice period for termination from three years to five years. It was further amended to provide that any future amendments to the agreement that could adversely affect GE Capital require the consent of the majority of the holders of the aggregate outstanding principal amount of senior unsecured debt securities issued or guaranteed by GE Capital (with an original stated maturity in excess of 270 days), unless the amendment does not trigger a downgrade of GE Capital’s long-term ratings.

GE made a $9.5 billion capital contribution to GECS in the first quarter of 2009 (of which $8.8 billion was further contributed to GE Capital through capital contribution and share issuance) to improve tangible capital and reduce leverage. This payment constitutes an addition to pre-tax income under the agreement and therefore will increase the ratio of earnings to fixed charges of GE Capital for the fiscal year 2009 for purposes of the agreement. The payment will not affect the ratio of earnings to fixed charges as determined in accordance with current SEC rules because it does not constitute an addition to pre-tax income under current U.S. GAAP. We do not anticipate additional capital contributions in 2009.

Variable Interest Entities and Off-Balance Sheet Arrangements

In the first quarter of 2009, we further reduced our investment in PTL by selling a 1% limited partnership interest in PTL, a previously consolidated variable interest entity, to Penske Truck Leasing Corporation, the general partner of PTL, whose majority shareowner is a member of GE’s Board of Directors.

The disposition of the shares, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value reflected our position as a noncontrolling shareowner at the conclusion of the transaction. As of September 30, 2009, our remaining equity investment in PTL was 49.9% and is accounted for under the equity method.

(60)

E. New Accounting Standards

On June 12, 2009, the FASB issued amendments to existing standards on accounting for securitizations and consolidation of variable interest entities (VIEs), which will be effective for us on January 1, 2010. The amendment to securitization accounting will eliminate the qualifying special purpose entity (QSPE) concept, and a corresponding amendment to the consolidation standard will require that all such entities be evaluated for consolidation as VIEs, which will likely result in our consolidating substantially all of our former QSPEs. Upon adoption, we will record assets and liabilities of these entities at carrying amounts consistent with what they would have been if they had always been consolidated, which will require the reversal of a portion of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. Alternatively, we may elect to record all qualifying financial assets and liabilities of a VIE at fair value both on the date of adoption, as an adjustment to retained earnings, and subsequently, through net earnings. Under the revised guidance and assuming consolidation at carrying amount, at September 30, 2009, we would have recognized an increase in assets of approximately $30 billion and a reduction in equity of approximately $2 billion.

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

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2009, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3. "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

As previously reported, in July and September 2008, shareholders filed two purported class actions under the federal securities laws in the United States District Court for the District of Connecticut naming as defendant GE (our ultimate parent), as well as its chief executive officer and chief financial officer. These two actions have been consolidated and in January 2009, a consolidated complaint was filed alleging that GE and its chief executive officer made false and misleading statements that artificially inflated GE's stock price between March 12, 2008 and April 10, 2008, when GE announced that its results for the first quarter of 2008 would not meet its previous guidance, and GE also lowered its full year guidance for 2008. The case seeks unspecified damages. GE's motion to dismiss the consolidated complaint was filed in March 2009 and is currently under consideration by the court. GE intends to defend itself vigorously.

(61)

As previously reported, in October 2008, shareholders filed a purported class action under the federal securities laws in the United States District Court for the Southern District of New York naming as defendant GE, as well as its chief executive officer and chief financial officer. The complaint alleges that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when GE announced the pricing of a common stock offering.  The case seeks unspecified damages. GE's motion to dismiss the complaint was filed in April 2009 and is currently under consideration by the court. GE intends to defend itself vigorously.

As previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including its chief executive officer and chief financial officer) and GE directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements regarding the dividend and projected losses and earnings for GE Capital in 2009.  A shareholder derivative action has been filed in federal court in Connecticut in May 2009 making essentially the same allegations as the New York class actions.  GE has moved to consolidate the Connecticut derivative action with the recently consolidated New York class actions.

As previously reported by GE, on August 4, 2009, GE announced that it had reached a settlement with the Securities and Exchange Commission (SEC) in connection with an SEC investigation previously disclosed in GE's and our SEC reports. Consistent with standard SEC practice, GE neither admitted nor denied the allegations in the SEC’s complaint.  Under the terms of the settlement, GE consented to the entry of a judgment requiring it to pay a civil penalty of $50 million and to comply with the federal securities laws.  This settlement, which brought the SEC investigation of GE to a close, relates to four accounting matters arising in 2002 - 2003: the application of SFAS 133 to GE’s since-discontinued commercial paper hedging program and, separately, to certain swap derivatives where fees were paid or received at inception; a change in accounting for profits on spare parts in the commercial aviation engine business; and certain year-end transactions in GE’s Rail business.  All of these items were reviewed or discussed with KPMG, which audited the Company’s financial statements throughout the periods in question.  GE previously corrected its prior period financial statements for the effect of each of these accounting matters in SEC filings made between May 2005 and February 2008, and no further corrections were required.

GE cooperated with the SEC over the course of its investigation, and GE and its Audit Committee conducted their own comprehensive review in conjunction with the SEC investigation.  GE reviewed and produced approximately 2.9 million pages of e-mails and other documents to the SEC and incurred approximately $200 million in external legal and accounting expenses to ensure that all issues were addressed appropriately.  GE concluded that it was in the best interests of GE and its shareholders to resolve this matter and put it behind GE on the basis described above.

We and GE implemented a number of remedial actions and internal control enhancements, as previously described in our SEC reports, including measures to strengthen our controllership and technical accounting resources and capabilities.

Item 5.  Other Information.

On October 29, 2009, General Electric Company (GE) entered into an amendment to a 1991 agreement between GE and General Electric Capital Corporation (GE Capital), which requires GE to make payments to GE Capital, constituting additions to pre-tax income under the agreement, to the extent necessary to cause the ratio of earnings to fixed charges of GE Capital and consolidated affiliates (determined on a consolidated basis) to be not less than 1.10 for the period, as a single aggregation, of each GE Capital fiscal year commencing with fiscal year 1991. The amended agreement (which is filed as Exhibit 99(c) hereto and hereby incorporated by reference) extends the notice period for termination from three years to five years. It further provides that any future amendments to the agreement that could adversely affect GE Capital require the consent of the majority of the holders of the aggregate outstanding principal amount of senior unsecured debt securities issued or guaranteed by GE Capital (with an original stated maturity in excess of 270 days), unless the amendment does not trigger a downgrade of GE Capital’s long-term ratings.

(62)

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
Exhibit 99 (b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 001-06461)).

Exhibit 99 (c)
Amended and Restated Income Maintenance Agreement, dated October 29, 2009, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (File No. 001-06461)).

* Filed electronically herewith.

(63)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Services, Inc. (Registrant)
November 2, 2009	/s/ Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(64)