Form 10-Q
period 2010-03-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2010-05-07
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
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

At May 5, 2010, 1,062 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Services, Inc.

Forward-Looking Statements

This document contains “forward-looking statements”- that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: the severity and duration of current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of U.S. and foreign government programs to restore liquidity and stimulate national and global economies; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the soundness of other financial institutions with which GECC does business; the level of demand and financial performance of the major industries we serve, including, without limitation, air transportation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of proposed financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)

	Three months ended
	March 31
(In millions)	2010	2009

Revenues
Revenues from services (Note 9)	$12,890	$14,184
Sales of goods	281	273
Total revenues	13,171	14,457

Costs and expenses
Interest	3,938	5,121
Operating and administrative	3,808	3,948
Cost of goods sold	265	224
Investment contracts, insurance losses and insurance annuity benefits	787	773
Provision for losses on financing receivables	2,263	2,336
Depreciation and amortization	1,925	2,181
Total costs and expenses	12,986	14,583

Earnings (loss) from continuing operations before income taxes	185	(126)
Benefit for income taxes	357	1,151

Earnings from continuing operations	542	1,025
Loss from discontinued operations, net of taxes (Note 2)	(387)	(4)
Net earnings	155	1,021
Less net earnings attributable to noncontrolling interests	3	46
Net earnings attributable to GECS	152	975
Dividends	(1)	-
Retained earnings at beginning of period	42,855	43,094
Retained earnings at end of period	$43,006	$44,069

Amounts attributable to GECS
Earnings from continuing operations	$539	$979
Loss from discontinued operations, net of taxes	(387)	(4)
Net earnings attributable to GECS	$152	$975

During the three months ended March 31, 2010, we recorded pre-tax, other-than-temporary impairments of $158 million, of which $79 million was recorded through earnings and $79 million was recorded in Accumulated Other Comprehensive Income.

See accompanying notes.

(3)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Financial Position

	March 31,	December 31,
(In millions)	2010	2009
	(Unaudited)
Assets
Cash and equivalents	$60,039	$64,356
Investment securities (Note 3)	41,523	51,913
Inventories	77	71
Financing receivables – net (Note 4)	356,185	336,926
Other receivables	14,527	18,752
Property, plant and equipment, less accumulated amortization of $26,402
and $26,322	55,926	56,717
Goodwill (Note 5)	28,499	28,961
Other intangible assets – net (Note 5)	3,238	3,479
Other assets	84,145	87,471
Assets of businesses held for sale	949	125
Assets of discontinued operations (Note 2)	1,035	1,470
Total assets(a)	$646,143	$650,241

Liabilities and equity
Short-term borrowings (Note 6)	$124,457	$131,137
Accounts payable	8,261	13,275
Non-recourse borrowings of consolidated securitization entities (Note 6)	36,780	3,883
Bank deposits (Note 6)	38,310	38,923
Long-term borrowings (Note 6)	307,102	326,391
Investment contracts, insurance liabilities and insurance annuity benefits	31,990	32,009
Other liabilities	20,566	23,756
Deferred income taxes	6,900	6,793
Liabilities of businesses held for sale	30	55
Liabilities of discontinued operations (Note 2)	1,072	1,138
Total liabilities(a)	575,468	577,360

Capital stock	11	11
Accumulated other comprehensive income – net(b)
Investment securities	(343)	(436)
Currency translation adjustments	13	1,372
Cash flow hedges	(1,356)	(1,769)
Benefit plans	(392)	(434)
Additional paid-in capital	27,578	27,581
Retained earnings	43,006	44,508
Total GECS shareowner's equity	68,517	70,833
Noncontrolling interests(c)	2,158	2,048
Total equity	70,675	72,881
Total liabilities and equity	$646,143	$650,241

(a)
Assets and liabilities of consolidated variable interest entities (VIEs) were $56,215 million and $48,063 million, respectively, at March 31, 2010. Substantially all of the assets of the VIEs can only be used to settle obligations of those VIEs. See Note 12.

(b)	The sum of accumulated other comprehensive income − net was $(2,078) million and $(1,267) million at March 31, 2010 and December 31, 2009, respectively.

(c)	Included accumulated other comprehensive income attributable to noncontrolling interests of $(172) million and $(181) million at March 31, 2010 and December 31, 2009, respectively.

See accompanying notes.

(4)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)

	Three months ended March 31
(In millions)	2010	2009

Cash flows – operating activities
Net earnings	$155	$1,021
Less net earnings attributable to noncontrolling interests	3	46
Net earnings attributable to GECS	152	975
Loss from discontinued operations	387	4
Adjustments to reconcile net earnings attributable to GECS
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,925	2,181
Increase (decrease) in accounts payable	322	(1,655)
Provision for losses on financing receivables	2,263	2,336
All other operating activities	(894)	(7,288)
Cash from (used for) operating activities – continuing operations	4,155	(3,447)
Cash from (used for) operating activities – discontinued operations	(69)	(45)
Cash from (used for) operating activities	4,086	(3,492)

Cash flows – investing activities
Additions to property, plant and equipment	(857)	(1,896)
Dispositions of property, plant and equipment	1,597	1,183
Increase in loans to customers	(74,230)	(51,129)
Principal collections from customers – loans	80,534	64,629
Investment in equipment for financing leases	(2,124)	(2,503)
Principal collections from customers – financing leases	4,551	4,474
Net change in credit card receivables	2,609	2,491
Proceeds from principal business dispositions	–	8,846
Payments for principal businesses purchased	–	(6,822)
All other investing activities	6,181	(1,935)
Cash from (used for) investing activities – continuing operations	18,261	17,338
Cash from (used for) investing activities – discontinued operations	9	47
Cash from (used for) investing activities	18,270	17,385

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,637)	(15,852)
Net increase (decrease) in bank deposits	(613)	(3,336)
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	4,944	1,031
Long-term (longer than one year)	10,970	29,004
Non-recourse, leveraged lease	–	–
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(38,684)	(23,501)
Long-term (longer than one year)	(474)	(1,837)
Non-recourse, leveraged lease	(351)	(395)
Dividends paid to shareowner	–	–
Capital contributions from GE	–	9,500
All other financing activities	(391)	(604)
Cash from (used for) financing activities – continuing operations	(26,236)	(5,990)
Cash from (used for) financing activities – discontinued operations	–	–
Cash from (used for) financing activities	(26,236)	(5,990)

Effect of currency exchange rate changes on cash and equivalents	(497)	(147)

Increase (decrease) in cash and equivalents	(4,377)	7,756
Cash and equivalents at beginning of year	64,540	37,666
Cash and equivalents at March 31	60,163	45,422
Less cash and equivalents of discontinued operations at March 31	124	182
Cash and equivalents of continuing operations at March 31	$60,039	$45,240

See accompanying notes.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Electric Capital Services, Inc. (GECS) owns all of the common stock of General Electric Capital Corporation (GECC). All of our outstanding common stock is owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our parent, but which we have agreed to actively manage and control. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K), which discusses our consolidation and financial statement presentation. GECS includes Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS).

Effective January 1, 2010, GE expanded the GE Capital Finance segment to include all of the continuing operations of GECC and renamed it GE Capital. In addition, the Transportation Financial Services business, previously reported in GECAS, was included in CLL and our Consumer business in Italy, previously reported in Consumer, was included in CLL. Details of total revenues and segment profit by operating segment can be found on page 34 of this report. We have reclassified certain prior-period amounts to conform to the current-period presentation. Unless otherwise indicated, information in these notes to condensed, consolidated financial statements relates to continuing operations.

In the first quarter of 2010, we have included a separate line on the statement of cash flows for the effect of currency exchange rate changes on cash and equivalents. We had previously included the effect of currency exchange rate changes on cash and equivalents in “All other investing activities”, as the effect was insignificant.

Accounting Changes

On January 1, 2010, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-16 and ASU 2009-17, amendments to Accounting Standards Codification (ASC) 860, Transfers and Servicing, and ASC 810, Consolidation, respectively (ASU 2009-16 & 17). ASU 2009-16 eliminates the Qualified Special Purpose Entity (QSPE) concept, and ASU 2009-17 requires that all such entities be evaluated for consolidation as Variable Interest Entities (VIEs). Adoption of these amendments resulted in the consolidation of all of our sponsored QSPEs. In addition, we consolidated assets of VIEs related to direct investments in entities that hold loans and fixed income securities, and a small number of companies to which we have extended loans in the ordinary course of business and subsequently were subject to a troubled debt restructuring (TDR).

We consolidated the assets and liabilities of these entities at amounts at which they would have been reported in our financial statements had we always consolidated them. We also deconsolidated certain entities where we did not meet the definition of the primary beneficiary under the revised guidance; however the effect was insignificant. The incremental effect on total assets and liabilities, net of our investment in these entities, was an increase of $30,572 million and $32,359 million, respectively. The net reduction of total equity (including noncontrolling interests) was $1,787 million, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. See Note 12 for additional information.

The amended guidance on ASC 860 changed existing derecognition criteria in a manner that significantly narrows the types of transactions that will qualify as sales. The revised criteria apply to transfers of financial assets occurring after December 31, 2009.

(6)

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2009 Form 10-K. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

On February 18, 2010, we committed to sell our Consumer businesses in Hong Kong to Standard Chartered Bank. Assets of $871 million and liabilities of $6 million were classified as held for sale at March 31, 2010.

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

Total revenues from discontinued operations were $(1) million and $(6) million in the first quarters of 2010 and 2009, respectively. In total, loss from discontinued operations, net of taxes, were $387 million and $4 million, respectively, and reflected loss from operations, net of taxes, of $6 million and $8 million, respectively, and gain (loss) from disposal, net of taxes, of $(381) million and $4 million, respectively. During the first quarter of 2010, we recorded incremental reserves related to the 2008 disposal of GE Money Japan.

Assets of discontinued operations were $1,035 million and $1,470 million at March 31, 2010 and December 31, 2009, respectively, and primarily comprised a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business. Liabilities of discontinued operations were $1,072 million and $1,138 million at March 31, 2010 and December 31, 2009, respectively. During the first quarter of 2010, we recorded an incremental reserve of $380 million related to interest refund claims on the 2008 sale of GE Money Japan. We also reduced tax reserves $325 million related to resolution of an uncertain tax position in Japan, but were required to record an offsetting valuation allowance on our deferred tax asset in Japan.

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. As a result, we recognized an after-tax loss of $908 million in 2007 and an incremental loss in 2008 of $361 million. In connection with the sale, we reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale may be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the agreement, with claims in excess of approximately $3,000 million remaining our responsibility.

(7)

We update our estimate of our share of expected losses quarterly. We recorded a reserve of $132 million in the second quarter of 2009 for our estimated share of incremental losses under the loss-sharing provisions of the agreement based on our experience at that time. In the last several months, our overall claims experience has developed unfavorably. While the number of new claims continues to decline, claims severity has increased. In addition, there are Japanese legislative and regulatory changes that may be affecting excess interest refund claims. During the first quarter of 2010, we accrued an additional $380 million of reserves for these claims. The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Uncertainties around the impact of laws and regulations, challenging economic conditions, the liquidating status of the underlying book of business and the effect of our mitigation efforts make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. Recent trends, including the effect of governmental actions, may continue to have an adverse effect on claims development. We will continue to review our estimated exposure quarterly, and make adjustments if required.

GE Money Japan revenues from discontinued operations were an insignificant amount and $1 million in the first quarters of 2010 and 2009, respectively. In total, GE Money Japan earnings (losses) from discontinued operations, net of taxes, were $(383) million and $4 million in the first quarters of 2010 and 2009, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC revenues from discontinued operations were $(1) million and $(7) million in the first quarters of 2010 and 2009, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $4 million and $6 million in the first quarters of 2010 and 2009, respectively.

3. INVESTMENT SECURITIES

The vast majority of our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs) in Trinity, which ceased issuing new investment contracts beginning in the first quarter of 2010, and investment securities held at our global banks.

(8)

	At
	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate(a)	$22,790	$1,009	$(571)	$23,228	$23,410	$981	$(756)	$23,635
State and municipal	2,130	43	(210)	1,963	2,006	34	(246)	1,794
Residential mortgage-backed(b)	3,684	84	(574)	3,194	4,005	79	(766)	3,318
Commercial mortgage-backed	3,070	142	(340)	2,872	3,053	89	(440)	2,702
Asset-backed	2,925	77	(269)	2,733	2,994	48	(305)	2,737
Corporate - non-U.S.	2,578	85	(95)	2,568	1,831	59	(50)	1,840
Government – non-U.S.	2,347	68	(36)	2,379	2,902	63	(29)	2,936
U.S. government and
federal agency	1,395	47	(10)	1,432	2,628	46	–	2,674
Retained interests(c)	62	3	(22)	43	8,479	392	(40)	8,831
Equity
Available-for-sale	550	149	(14)	685	489	242	(5)	726
Trading	426	–	–	426	720	–	–	720
Total	$41,957	$1,707	$(2,141)	$41,523	$52,517	$2,033	$(2,637)	$51,913

(a)	Included $65 million of U.S corporate debt securities at March 31, 2010, related to our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Substantially collateralized by U.S. mortgages.

(c)	Included $1,918 million of retained interests at December 31, 2009 accounted for at fair value in accordance with ASC 815, Derivatives and Hedging. See Note 12.

The fair value of investment securities decreased to $41,523 million at March 31, 2010, from $51,913 million at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of ASU 2009-16 & 17 and maturities, partially offset by improved market conditions.

(9)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value	losses	fair value	losses

March 31, 2010
Debt
U.S. corporate	$3,906	$(74)	$4,145	$(497)
State and municipal	373	(15)	698	(195)
Residential mortgage-backed	74	(6)	1,512	(568)
Commercial mortgage-backed	47	(3)	1,295	(337)
Asset-backed	68	(20)	1,255	(249)
Corporate – non-U.S.	263	(33)	502	(62)
Government – non-U.S.	479	(7)	177	(29)
U.S. government and federal agency	306	(10)	–	–
Retained interests	–	–	15	(22)
Equity	66	(12)	6	(2)
Total	$5,582	$(180)	$9,605	$(1,961)

December 31, 2009
Debt
U.S. corporate	$3,146	$(88)	$4,880	$(668)
State and municipal	592	(129)	535	(117)
Residential mortgage-backed	118	(14)	1,678	(752)
Commercial mortgage-backed	167	(5)	1,293	(435)
Asset-backed	126	(11)	1,342	(294)
Corporate – non-U.S.	374	(18)	481	(32)
Government – non-U.S.	399	(4)	224	(25)
U.S. government and federal agency	–	–	–	–
Retained interests	208	(16)	27	(24)
Equity	92	(2)	10	(3)
Total	$5,222	$(287)	$10,470	$(2,350)

We adopted amendments to ASC 320 and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009, of $62 million.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. For additional information regarding our methods for determining the fair value of our investment securities, see Note 3 to the consolidated financial statements in our 2009 Form 10-K.

During the first quarter of 2010, we recorded pre-tax, other-than-temporary impairments of $158 million, of which $79 million was recorded through earnings and $79 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $171 million. Subsequent to January 1, 2010, we recognized first time impairments of $55 million and incremental charges on previously impaired securities of $18 million. These amounts included $31 million related to securities that were subsequently sold.

During the first quarter of 2009, we recognized other-than-temporary impairments of $232 million. Of the $232 million, $33 million was reclassified to retained earnings at April 1, 2009, as a result of the amendments to ASC 320, Investments – Debt and Equity Securities.

(10)

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due in
2010	$2,927	$2,949
2011-2014	6,079	6,309
2015-2019	4,457	4,424
2020 and later	17,777	17,888

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended March 31
(In millions)	2010	2009

Gains	$93	$24
Losses, including impairments	(82)	(239)
Net	$11	$(215)

Although we generally do not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing our investment securities portfolio, we may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders. In some of our bank subsidiaries, we maintain a certain level of purchases and sales volume principally of non-U.S. government debt securities. In these situations, fair value approximates carrying value for these securities.

Proceeds from investment securities sales and early redemptions by the issuer totaled $3,944 million and $2,142 million in the first quarters of 2010 and 2009, respectively, principally from the sales of short-term securities in our bank subsidiaries.

We recognized net pre-tax gains on trading securities of $15 million and $40 million in the first quarters of 2010 and 2009, respectively.

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

Financing receivables - net, consisted of the following.

	At
	March 31,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

Loans, net of deferred income	$313,792	$331,710	$290,586
Investment in financing leases, net of deferred income	51,927	55,209	54,445
	365,719	386,919	345,031
Less allowance for losses	(9,534)	(9,805)	(8,105)
Financing receivables – net(b)	$356,185	$377,114	$336,926

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)
Financing receivables at March 31, 2010 and December 31, 2009 included $1,911 million and $2,704 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

(11)

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

	At
	March 31,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

CLL(b)
Americas	$96,553	$99,666	$87,496
Europe	39,980	43,403	41,455
Asia	12,664	13,159	13,202
Other	2,791	2,836	2,836
	151,988	159,064	144,989
Consumer(b)
Non-U.S. residential mortgages	52,722	58,345	58,345
Non-U.S. installment and revolving credit	24,256	24,976	24,976
U.S. installment and revolving credit	43,330	47,171	23,190
Non-U.S. auto	12,025	13,344	13,344
Other	10,898	11,688	11,688
	143,231	155,524	131,543

Real Estate	47,586	48,673	44,841

Energy Financial Services	7,854	7,790	7,790

GECAS(b)	12,615	13,254	13,254

Other(c)	2,445	2,614	2,614
	365,719	386,919	345,031
Less allowance for losses	(9,534)	(9,805)	(8,105)
Total	$356,185	$377,114	$336,926

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(c)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

(12)

Individually impaired loans are defined by U.S. generally accepted accounting principles (GAAP) as larger balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement. The vast majority of our consumer and a portion of our CLL nonearning receivables are excluded from this definition, as they represent smaller balance homogeneous loans that we evaluate collectively by portfolio for impairment. An analysis of impaired loans and specific reserves follows.

	At
	March 31,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

Loans requiring allowance for losses	$10,403	$9,541	$9,145
Loans expected to be fully recoverable	3,928	3,914	3,741
Total impaired loans	$14,331	$13,455	$12,886

Allowance for losses (specific reserves)	$2,675	$2,376	$2,331
Average investment during the period	13,580	(c)	8,493
Interest income earned while impaired(b)	96	(c)	227

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Recognized principally on cash basis.

(c)	Not applicable.

Impaired loans increased by $876 million from January 1, 2010, to March 31, 2010, primarily relating to increases at Real Estate. Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in impaired loans and related specific reserves at Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $7,479 million impaired loans at Real Estate at March 31, 2010, $5,191 million are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR and included in impaired loans. As of March 31, 2010, TDRs included in impaired loans were $4,324 million, primarily relating to Real Estate ($1,641 million), Consumer ($1,355 million) and CLL ($1,265 million). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($364 million).

(13)

Allowance for Losses on Financing Receivables

	Balance	Adoption of		Balance	Provision				Balance
	December 31,	ASU 2009 -		January 1,	charged to		Gross		March 31,
(In millions)	2009	16 & 17	(a)	2010	operations	Other(b)	write-offs	Recoveries	2010

CLL(c)
Americas	$1,179	$66		$1,245	$325	$(4)	$(282)	$35	$1,319
Europe	575	–		575	72	(31)	(147)	15	484
Asia	244	(10)		234	50	(2)	(50)	4	236
Other	11	–		11	1	–	–	–	12

Consumer(c)
Non-U.S. residential
mortgages	949	–		949	108	(66)	(105)	27	913
Non-U.S. installment
and revolving credit	1,181	–		1,181	354	(7)	(543)	154	1,139
U.S. installment and
revolving credit	1,698	1,602		3,300	939	–	(1,249)	135	3,125
Non-U.S. auto	308	–		308	43	(10)	(98)	51	294
Other	300	–		300	107	(8)	(110)	19	308

Real Estate	1,494	42		1,536	211	(2)	(189)	1	1,557

Energy Financial
Services	28	–		28	19	–	–	–	47

GECAS(c)	104	–		104	21	–	(71)	–	54

Other	34	–		34	13	1	(2)	–	46
Total	$8,105	$1,700		$9,805	$2,263	$(129)	$(2,846)	$441	$9,534

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

(c)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(14)

	Balance	Provision					Balance
	January 1,	charged to			Gross		March 31,
(In millions)	2009	operations	Other	(a)	write-offs	Recoveries	2009

CLL(b)
Americas	$843	$271	$(9)		$(201)	$16	$920
Europe	311	123	(12)		(82)	14	354
Asia	163	50	(11)		(28)	4	178
Other	4	–	3		–	–	7

Consumer(b)
Non-U.S. residential
mortgages	381	236	(36)		(80)	23	524
Non-U.S. installment
and revolving credit	1,049	427	(49)		(491)	97	1,033
U.S. installment and
revolving credit	1,700	905	(229)		(695)	37	1,718
Non-U.S. auto	203	117	8		(141)	42	229
Other	226	74	(36)		(76)	11	199

Real Estate	301	110	(6)		(9)	–	396

Energy Financial
Services	58	10	(2)		–	–	66

GECAS(b)	58	–	–		–	–	58

Other	28	13	1		(10)	–	32
Total	$5,325	$2,336	$(378)		$(1,813)	$244	$5,714

(a)	Other primarily included the effects of securitization activity and currency exchange.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
	March 31,	December 31,
(In millions)	2010	2009

Goodwill	$28,499	$28,961

Other intangible assets
Intangible assets subject to amortization	$3,238	$3,479

(15)

Changes in goodwill balances follow.

			Dispositions,
	Balance		currency	Balance
	January 1,		exchange	March 31,
(In millions)	2010	Acquisitions	and other	2010

CLL(a)	$14,053	$(44)	$(227)	$13,782
Consumer(a)	11,443	(1)	(146)	11,296
Real Estate	1,189	–	(34)	1,155
Energy Financial Services	2,119	–	–	2,119
GECAS	157	–	(10)	147
Total	$28,961	$(45)	$(417)	$28,499

(a)	Reflected the transfer of the Consumer business in Italy during the first quarter of 2010 from Consumer to CLL, resulting in a related movement of beginning goodwill balance of $18 million.

Goodwill balance decreased $462 million in the first quarter of 2010, primarily as a result of the stronger U.S. dollar ($384 million).

Intangible Assets Subject to Amortization

	At
	March 31, 2010			December 31, 2009
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,815	$(716)	$1,099	$1,831	$(690)	$1,141
Patents, licenses and trademarks	586	(466)	120	630	(461)	169
Capitalized software	2,126	(1,553)	573	2,183	(1,567)	616
Lease valuations	1,703	(806)	897	1,754	(793)	961
Present value of future profits	887	(442)	445	921	(470)	451
All other	350	(246)	104	444	(303)	141
Total	$7,467	$(4,229)	$3,238	$7,763	$(4,284)	$3,479

Amortization related to intangible assets subject to amortization was $160 million and $189 million for the three months ended March 31, 2010 and 2009, respectively.

(16)

6. BORROWINGS AND BANK DEPOSITS

Borrowings are summarized in the following table.

	At
(In millions)	March 31,	December 31,
	2010	2009
Short-term borrowings
Commercial paper
U.S.	$36,635	$37,775
Non-U.S.	9,396	9,525
Current portion of long-term borrowings(a)(b)(c)	64,584	69,883
GE Interest Plus notes(d)	8,326	7,541
Other(c)	5,516	6,413
Total short-term borrowings	$124,457	$131,137

Long-term borrowings
Senior unsecured notes(a)(b)	$285,643	$305,306
Subordinated notes(e)	2,542	2,686
Subordinated debentures(f)	7,335	7,647
Other(c)(g)	11,582	10,752
Total long-term borrowings	$307,102	$326,391

Non-recourse borrowings of consolidated securitization entities(h)	$36,780	$3,883

Bank deposits(i)	$38,310	$38,923

Total borrowings and bank deposits	$506,649	$500,334

(a)
GECC had issued and outstanding $59,045 million and $59,336 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at March 31, 2010 and December 31, 2009, respectively. Of the above amounts $14,000 million and $5,841 million is included in current portion of long-term borrowings at March 31, 2010 and December 31, 2009, respectively. GECC and GE are parties to an Eligible Entity Designation Agreement and GECC is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GECC reimburse the FDIC for any amounts that the FDIC pays to holders of GECC debt that is guaranteed by the FDIC.

(b)
Included in total long-term borrowings was $3,024 million and $3,138 million of obligations to holders of guaranteed investment contracts at March 31, 2010 and December 31, 2009, respectively, of which GECC could be required to repay up to approximately $3,000 million if its long-term credit rating were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1.

(c)
Included $12,163 million and $10,604 million of secured funding at March 31, 2010 and December 31, 2009, respectively, of which $5,163 million and $5,667 million is non-recourse to GECS at March 31, 2010 and December 31, 2009, respectively.

(d)	Entirely variable denomination floating rate demand notes.

(e)	Included $417 million of subordinated notes guaranteed by GE at both March 31, 2010 and December 31, 2009.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Included $1,714 million and $1,649 million of covered bonds at March 31, 2010 and December 31, 2009, respectively. If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize these bonds in an amount up to $744 million.

(h)
Included at March 31, 2010 was $2,248 million of commercial paper, $15,774 million of current portion of long-term borrowings and $18,758 million of long-term borrowings related to former QSPEs consolidated on January 1, 2010 upon our adoption of ASU 2009-16 & 17, previously consolidated liquidating securitization entities and other on-book securitization borrowings. Included at December 31, 2009, was $2,424 million of commercial paper, $378 million of current portion of long-term borrowings and $1,081 million of long-term borrowings issued by consolidated liquidating securitization entities. See Note 12.

(i)
Included $21,076 million and $21,252 million of deposits in non-U.S. banks at March 31, 2010 and December 31, 2009, respectively, and $10,578 million and $10,476 million of certificates of deposits distributed by brokers with maturities greater than one year at March 31, 2010 and December 31, 2009, respectively.

(17)

7. Income Taxes

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
	March 31,	December 31,
(In millions)	2010	2009

Unrecognized tax benefits	$4,463	$4,763
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,471	2,726
Accrued interest on unrecognized tax benefits	965	919
Accrued penalties on unrecognized tax benefits	73	73
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-1,600	0-1300
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,100	0-900

(a)	Some portion of such reduction might be reported as discontinued operations.

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

During the first quarter of 2009, following the change in our external credit ratings, funding actions taken and review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of GECS, on which we had previously provided deferred U.S. taxes, would be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion, resulting in an income tax benefit of $700 million in the first quarter of 2009.

8. SHAREOWNER’S EQUITY

A summary of increases (decreases) in GECS shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended March 31
(In millions)	2010	2009

Net earnings attributable to GECS	$152	$975
Investment securities – net	93	(636)
Currency translation adjustments – net	(1,359)	(3,049)
Cash flow hedges – net	413	696
Benefit plans – net	42	8
Total	$(659)	$(2,006)

On January 1, 2010, we adopted ASU 2009-16 & 17. This resulted in a reduction of GECS shareowner’s equity primarily related to the reversal of a portion of previously recognized securitization gains. This adjustment is reflected as a cumulative effect adjustment of the opening balances of retained earnings ($1,645 million) and accumulated other comprehensive income ($265 million). See Notes 1 and 12 for additional information.

(18)

Changes to noncontrolling interests during the first quarter of 2010 resulted from net earnings $3 million, dividends $(3) million, AOCI $9 million and other $(23) million. Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

Changes to noncontrolling interests during the first quarter of 2009 resulted from net earnings $46 million, dividends $(3) million, the effects of deconsolidating Penske Truck Leasing Co., L.P. (PTL) $(331) million, AOCI $(19) million and other $7 million. Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

During the first quarter of 2009, GE made a $9,500 million capital contribution to us. We subsequently contributed $8,250 million to GECC and purchased one share of its common stock for $500 million.

9. REVENUES FROM SERVICES

Revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2010	2009

Interest on loans(a)	$5,726	$5,100
Equipment leased to others	2,761	3,485
Fees(a)	1,265	1,160
Investment income(a)(b)	568	665
Financing leases(a)	756	908
Premiums earned by insurance activities	489	510
Net securitization gains(a)	–	326
Real estate investments	277	347
Associated companies(c)	597	165
Other items(d)	451	1,518
Total	$12,890	$14,184

(a)
On January 1, 2010, we adopted ASU 2009-16 & 17 which required us to consolidate substantially all of our former QSPEs. As a result, 2010 Revenues from services include interest and fee income from these entities, which were not presented on a consolidated basis in 2009. Also beginning in 2010, we will no longer record gains for substantially all of our securitizations as they are recorded as on-book financings. See Note 12.

(b)	Included net other-than-temporary impairments on investment securities of $79 million and $232 million in the first quarters of 2010 and 2009, respectively. See Note 3.

(c)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at March 31, 2010 and December 31, 2009 of $160,495 million and $137,075 million, respectively. Assets were primarily financing receivables of $85,002 million and $82,873 million at March 31, 2010 and December 31, 2009, respectively. Total liabilities were $142,805 million and $118,708 million, consisted primarily of bank deposits of $76,571 million and $69,573 million at March 31, 2010 and December 31, 2009, respectively, and debt of $45,007 million and $48,677 million at March 31, 2010 and December 31, 2009, respectively. Revenues in the first quarters of 2010 and 2009 totaled $4,966 million and $4,215 million, respectively, and net earnings in the first quarters of 2010 and 2009 totaled $879 million and $609 million, respectively.

(d)
Included a gain on the sale of a limited partnership interest in PTL and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009.

10. FAIR VALUE MEASUREMENTS

For a description on how we estimate fair value, see Note 1 to the consolidated financial statements in our 2009 Form 10-K for information.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $26,426 million and $25,729 million at March 31, 2010 and December 31, 2009, respectively, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $6,440 million and $6,629 million at March 31, 2010 and December 31, 2009, respectively, supporting obligations to holders of GICs in Trinity, which ceased issuing new investment contracts beginning in the first quarter of 2010, and investment securities held at our global banks. Such securities are mainly investment grade.

(19)

(In millions)							Netting
	Level 1	(a)	Level 2	(a)	Level 3	(b)	adjustment	(c)	Net balance
March 31, 2010
Assets
Investment securities
Debt
U.S. corporate	$709		$19,534		$2,985		$–		$23,228
State and municipal	–		1,720		243		–		1,963
Residential mortgage-backed	–		3,061		133		–		3,194
Commercial mortgage-backed	–		2,756		116		–		2,872
Asset-backed	–		871		1,862		–		2,733
Corporate - non-U.S.	148		1,217		1,203		–		2,568
Government - non-U.S.	1,026		1,205		148		–		2,379
U.S. government and federal agency	60		1,103		269		–		1,432
Retained interests(d)	–		–		43		–		43
Equity
Available-for-sale	537		129		19		–		685
Trading	426		–		–		–		426
Derivatives(e)	–		9,894		639		(3,988)		6,545
Other(f)	–		–		497		–		497
Total	$2,906		$41,490		$8,157		$(3,988)		$48,565

Liabilities
Derivatives	$–		$6,859		$501		$(3,997)		$3,363
Other	–		30		–		–		30
Total	$–		$6,889		$501		$(3,997)		$3,393

December 31, 2009
Assets
Investment securities
Debt
U.S. corporate	$722		$19,669		$3,244		$–		$23,635
State and municipal	–		1,621		173		–		1,794
Residential mortgage-backed	–		3,195		123		–		3,318
Commercial mortgage-backed	–		2,647		55		–		2,702
Asset-backed	–		860		1,877		–		2,737
Corporate - non-U.S.	159		692		989		–		1,840
Government - non-U.S.	1,277		1,483		176		–		2,936
U.S. government and federal agency	85		2,307		282		–		2,674
Retained interests	–		–		8,831		–		8,831
Equity
Available-for-sale	523		184		19		–		726
Trading	720		–		–		–		720
Derivatives(e)	–		10,529		771		(3,618)		7,682
Other(f)	–		–		595		–		595
Total	$3,486		$43,187		$17,135		$(3,618)		$60,190

Liabilities
Derivatives	$–		$7,034		$220		$(3,630)		$3,624
Other	–		32		–		–		32
Total	$–		$7,066		$220		$(3,630)		$3,656

(a)	Transfers between Level 1 to 2 were insignificant.

(b)
Level 3 investment securities valued using non-binding broker quotes totaled $1,006 million and $1,055 million at March 31, 2010 and December 31, 2009, respectively, and were classified as available-for-sale securities.

(c)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(d)	Substantially all of our retained interests were consolidated in connection with our adoption of ASU 2009-16 & 17 on January 1, 2010.

(e)
The fair value of derivatives included an adjustment for non-performance risk. At March 31, 2010 and December 31, 2009, the cumulative adjustment was a gain of $9 million and $12 million, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(f)	Included private equity investments and loans designated under the fair value option.

(20)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2010 and 2009. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Three Months Ended March 31, 2010

(In millions)					Net realized/					Net change
					unrealized					in unrealized
					gains (losses)					gains (losses)
			Net realized/		included in					relating to
			unrealized		accumulated	Purchases,	Transfers			instruments
			gains(losses)		other	issuances	in and/or			still held at
	January 1,		included in		comprehensive	and	out of		March 31,	March 31,
	2010	(a)	earnings	(b)	income	settlements	Level 3	(c)	2010	2010	(d)

Investment securities
Debt
U.S. corporate	$3,244		$16		$49	$(325)	$1		$2,985	$–
State and municipal	173		–		74	(4)	–		243	–
Residential
mortgage-backed	123		–		17	–	(7)		133	–
Commercial
mortgage-backed	1,038		30		2	(951)	(3)		116	–
Asset-backed	1,872		9		23	(16)	(26)		1,862	–
Corporate - non-U.S.	1,206		(4)		(20)	163	(142)		1,203	–
Government -
non-U.S.	176		–		(2)	(1)	(25)		148	–
U.S. government and
federal agency	282		–		(12)	(1)	–		269	–
Retained interests	45		–		1	(3)	–		43	–
Equity
Available-for-sale	19		–		–	–	–		19	–
Trading	–		–		–	–	–		–	–
Derivatives(e)	205		77		(7)	(55)	(49)		171	54
Other	549		(1)		(23)	–	(28)		497	–
Total	$8,932		$127		$102	$(1,193)	$(279)		$7,689	$54

(a)	Included $1,015 million in debt securities, a reduction in retained interest of $8,782 million and a reduction in derivatives of $365 million related to adoption of ASU 2009-16 & 17.

(b)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(c)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(d)	Represented the amount of unrealized gains or losses for the period included in earnings.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $33 million not reflected in the fair value hierarchy table.

(21)

Changes in Level 3 Instruments for the Three Months Ended March 31, 2009

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		March 31,	March 31,
	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities	$12,782	$306		$(300)	$(302)	$(689)		$11,797	$110
Derivatives(d)(e)	956	25		(44)	(62)	22		897	(14)
Other	551	(10)		(18)	(11)	–		512	(19)
Total	$14,289	$321		$(362)	$(375)	$(667)		$13,206	$77

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

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

Non-Recurring Fair Value Measurements

Non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at March 31, 2010 and at December 31, 2009, totaled $155 million and $516 million, identified as Level 2, and $7,463 million and $17,373 million, identified as Level 3, respectively. Level 3 amounts at March 31, 2010 primarily included financing receivables and loans held for sale ($5,043 million), long-lived assets ($2,082 million), primarily real estate held for investment, equipment leased to others and equipment held for sale, and cost and equity method investments ($338 million).

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at March 31, 2010 and March 31, 2009.

	Three months ended March 31
(In millions)	2010	2009

Financing receivables and loans held for sale	$(584)	$(324)
Cost and equity method investments(a)	(66)	(224)
Long-lived assets, including real estate	(719)	(128)
Retained investments in formerly consolidated subsidiaries	–	226
Total	$(1,369)	$(450)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(13) million and $(97) million for the three months ended March 31, 2010 and 2009, respectively.

(22)

11. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes financing leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments identified below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 15 to the consolidated financial statements in our 2009 Form 10-K.

	At
	March 31, 2010			December 31, 2009
		Assets (liabilities)			Assets (liabilities)
(In millions)	Notional	Carrying	Estimated	Notional	Carrying	Estimated
	amount	amount (net)	fair value	amount	amount (net)	fair value
Assets
Loans(b)	$ (a)	$304,808	$297,555	$ (a)	$283,135	$269,283
Other commercial mortgages	(a)	1,100	1,155	(a)	1,151	1,198
Loans held for sale	(a)	366	368	(a)	1,303	1,343
Other financial instruments(c)	(a)	2,161	2,480	(a)	2,096	2,385
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(506,649)	(512,311)	(a)	(500,334)	(506,148)
Investment contract benefits	(a)	(3,896)	(4,238)	(a)	(3,940)	(4,397)
Guaranteed investment contracts	(a)	(8,051)	(8,028)	(a)	(8,310)	(8,394)
Insurance - credit life(e)	1,615	(81)	(55)	1,595	(80)	(53)

(a)	These financial instruments do not have notional amounts.

(b)	Amounts at March 31, 2010 reflect our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 4, 6 and 12.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at March 31, 2010 and December 31, 2009 would have been reduced by $2,947 million and $2,856 million, respectively.

(e)	Net of reinsurance of $2,650 million and $2,800 million at March 31, 2010 and December 31, 2009, respectively.

Loan Commitments

	Notional amount at
	March 31,	December 31,
(In millions)	2010	2009

Ordinary course of business lending commitments(a)(b)	$6,324	$6,676
Unused revolving credit lines(c)
Commercial	30,349	31,803
Consumer - principally credit cards	245,802	231,880

(a)	Excluded investment commitments of $2,514 million and $2,659 million as of March 31, 2010 and December 31, 2009, respectively.

(b)
Included a $937 million and $972 million commitment as of March 31, 2010 and December 31, 2009, respectively, associated with a secured financing arrangement that can increase to a maximum of $5,000 million and $4,998 million based on the asset volume under the arrangement as of March 31, 2010 and December 31, 2009, respectively.

(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $13,232 million and $13,889 million as of March 31, 2010 and December 31, 2009, respectively.

(23)

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

Of the outstanding notional amount of $307,000 million, approximately 94% or $288,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases, providing certain derivatives and/or support arrangements to our customers, and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. In certain cases, the hedged item is already recorded in earnings currently, such as when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. In such instances, hedge accounting is not necessary and the derivatives are classified as freestanding.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At March 31, 2010		At December 31, 2009
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$5,121	$3,255	$4,477	$3,469
Currency exchange contracts	3,805	2,732	4,199	2,325
Other contracts	10	7	10	4
	8,936	5,994	8,686	5,798

Derivatives not accounted for as hedges
Interest rate contracts	387	788	966	888
Currency exchange contracts	917	472	1,319	463
Other contracts	293	106	329	105
	1,597	1,366	2,614	1,456
Netting adjustment(a)	(3,988)	(3,997)	(3,618)	(3,630)

Total	$6,545	$3,363	$7,682	$3,624

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At March 31, 2010 and December 31, 2009, the cumulative adjustment for non-performance risk was a gain of $9 million and $12 million, respectively.

(24)

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the three months ended March 31, 2010 and 2009.

		Three months ended
		March 31, 2010		March 31, 2009
(In millions)		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		on hedging	on hedged	on hedging	on hedged
	Financial statement caption	derivatives	items	derivatives	items

Interest rate contracts	Interest	$1,260	$(1,409)	$(937)	$986
Currency exchange contracts	Interest	(20)	16	(967)	949

Fair value hedges resulted in $(153) million and $31 million of ineffectiveness of which $1 million and $(27) million reflects amounts excluded from the assessment of effectiveness for the three months ended March 31, 2010 and 2009, respectively.

Cash flow hedges and net investment hedges in foreign operations

We use interest rate, currency exchange and commodity derivatives to reduce the variability of expected future cash flows associated with variable rate borrowings and commercial purchase and sale transactions, including commodities. For derivatives that are designated in a cash flow hedging relationship, the effective portion of the change in fair value of the derivative is reported as a component of AOCI and reclassified into earnings contemporaneously and in the same caption with the earnings effects of the hedged transaction. Hedge ineffectiveness and components of changes in fair value of the derivative that are excluded from the assessment of effectiveness are recognized in earnings each reporting period.

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

The following table provides information about the amounts recorded in AOCI for the three months ended March 31, 2010 and 2009, as well as the amounts recorded in each caption in the Condensed Statement of Current and Retained Earnings when derivative amounts are reclassified out of AOCI related to our cash flow hedges and net investment hedges.

(25)

				Gain(loss) reclassified
	Gain(loss) recognized in AOCI			from AOCI into earnings
	for the three months ended			for the three months ended
	March 31,	March 31,		March 31,	March 31,
	2010	2009	Financial statement caption	2010	2009
(In millions)

Cash flow hedges
Interest rate contracts	$(230)	$99	Interest	$(420)	$(486)
			Revenues from services	2	–

Currency exchange
contracts	(346)	569	Interest	–	(1)
			Revenues from services	(537)	(269)
Commodity contracts	2	1

Total	$(574)	$669		$(955)	$(756)

	Gain(loss) recognized in CTA			Gain(loss) reclassified from CTA
	for the three months ended			for the three months ended
	March 31,	March 31,		March 31,	March 31,
(In millions)	2010	2009	Financial statement caption	2010	2009

Net investment hedges
Currency exchange
contracts	$404	$2,355	Revenues from services	$–	$(39)

Of the total pre-tax amount recorded in AOCI for the first three months ended March 31, 2010, $2,299 million related to cash flow hedges of forecasted transactions of which we expect to transfer $1,294 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the first quarters of 2010 and 2009, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2010 and 2009, the maximum term of derivative instruments that hedge forecasted transactions was 26 years and 27 years, respectively, and related to hedges of anticipated interest payments associated with external debt.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivative that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts primarily appear in “Revenues from services” and totaled $(35) million and $(7) million for the three months ended March 31, 2010 and 2009, respectively, of which $(2) million represents amounts excluded from the assessment of effectiveness for the three months ended March 31, 2009. Ineffectiveness from net investment hedges was $(199) million and $(390) million for the three months ended March 31, 2010 and 2009, respectively, which primarily related to changes in value of the forward points. These amounts appear in the “Interest” caption in the Condensed Statement of Current and Retained Earnings.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in “Revenues from services,” based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the first three months of 2010 on derivatives not designated as hedges were $(547) million comprised of amounts related to interest rate contracts of $152 million, currency exchange contracts of $(695) million, and commodity and other derivatives of $(4) million. The vast majority of the $(547) million was offset by the earnings effects from the underlying items that were economically hedged. Losses for the first three months of 2009 on derivatives not designated as hedges were $(4) million comprised of amounts related to interest rate contracts of $157 million, currency exchange contracts of $(206) million, and commodity and other derivatives of $45 million. The vast majority of the $(4) million was offset by the earnings effects from the underlying items that were economically hedged.

(26)

Counterparty credit risk

Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. Accordingly, we actively monitor these exposures and take appropriate actions in response. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our standard master agreements) on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we offset our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. When net exposure to a counterparty, based on the current market values of agreements and collateral, exceeds credit exposure limits, we typically take action to reduce such exposures. These actions may include prohibiting additional transactions with the counterparty, requiring additional collateral from the counterparty (as described below) and terminating or restructuring transactions.

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At March 31, 2010, our exposure to counterparties, net of collateral we hold, was $592 million. The fair value of such collateral was $7,334 million, of which $2,194 million was cash and $5,140 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,811 million at March 31, 2010.

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $3,363 million subject to these provisions, after consideration of collateral posted by us, was $1,062 million at March 31, 2010.

More information regarding our counterparty credit risk and master agreements can be found in Note 15 to the consolidated financial statements in our 2009 Form 10-K.

Support of customer derivatives

For information related to support of customer derivatives, see Note 15 to the consolidated financial statements in our 2009 Form 10-K. The fair value of support agreements was $25 million and $24 million at March 31, 2010 and December 31, 2009, respectively. Because we are supporting the performance of the customer under these arrangements, our exposure to loss at any point in time is limited to the fair value of the customer’s derivative contracts that are in a liability position. The aggregate fair value of customer derivative contracts in a liability position at March 31, 2010 and December 31, 2009, was $255 million and $260 million, respectively, before consideration of any offsetting effect of collateral. At March 31, 2010 and December 31, 2009, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the derivative. Given our underwriting criteria, we believe that the likelihood that we will be required to perform under these arrangements is remote.

12. VARIABLE INTEREST ENTITIES

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as alternative funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GE-supported and third-party VIEs to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest group of VIEs that we are involved with are QSPEs, which under guidance in effect through December 31, 2009 were excluded from the scope of consolidation standards based on their characteristics. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE or QSPE. We did not provide non-contractual support (for previously transferred financing receivables) to any VIE or QSPE in 2010 or 2009.

(27)

On January 1, 2010, we adopted FASB ASU 2009-16 & 17, which amended ASC 860, Transfers and Servicing, and ASC 810, Consolidation, respectively. These amendments eliminated the scope exception for QSPEs and required that all such entities be evaluated for consolidation as VIEs, which resulted in the consolidation of all of our sponsored QSPEs. Among other changes, the amendments to ASC 810 replaced the existing quantitative approach for identifying the party that should consolidate a VIE, which was based on exposure to a majority of the risks and rewards, with a qualitative approach, based on determination of which party has the power to direct the most economically significant activities of the entity. The revised guidance will sometimes change the composition of entities that meet the definition of a VIE and the determination about which party should consolidate a VIE, as well as requiring the latter to be evaluated continuously.

As of January 1, 2010 and subsequently, we evaluated all entities that fall within the scope of the amended ASC 810 to determine whether we were required to consolidate or deconsolidate them. In addition to the securitization QSPEs described above, we were required to consolidate assets of VIEs related to direct investments in entities that hold loans and fixed income securities, and a small number of companies to which we have extended loans in the ordinary course of business and have subsequently been subject to a TDR. The incremental effect of these entities on our total assets and liabilities, net of our investment in them, was an increase of approximately $30,572 million and $32,359 million, respectively. There also was a net reduction of total equity (including noncontrolling interests) of approximately $1,787 million, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings.

The assets of QSPEs that we consolidated were $29,792 million, net of our existing retained interests of $8,782 million, and liabilities were $31,616 million at January 1, 2010. Significant assets of the QSPEs included net financing receivables of $39,463 million and investment securities of $1,015 million at January 1, 2010. Significant liabilities included non-recourse borrowings of $36,112 million. The assets and liabilities of other VIEs we consolidated were $780 million and $743 million, respectively.

Consolidated Variable Interest Entities
We consolidate VIEs because we have the power to make the decisions that significantly affect the VIE’s economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into four main groups, which are further described below:

•
Trinity, a group of sponsored special purpose entities that holds investment securities, the majority of which are investment grade, funded by the issuance of GICs. These entities were consolidated in 2003, and ceased issuing new investment contracts beginning in the first quarter of 2010.

If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC would be required to provide approximately $2,049 million to such entities as of March 31, 2010 pursuant to letters of credit issued by GECC. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GECC could be required to provide such excess amount. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur. As of March 31, 2010, the value of the liabilities of these entities’ was $8,237 million and the fair value of their assets was $6,783 million (which included net unrealized losses on investment securities of $1,118 million). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost. We have the ability to hold all such debt securities until maturity.

•
Consolidated liquidating securitization entities comprise entities that were consolidated in 2003 and which have been in run-off since then. These entities hold financing receivables and other financial assets. There has been no significant difference between the performance of these financing receivables and our on-book receivables on a blended basis. Contractually the cash flows from these financing receivables must first be used to pay down outstanding commercial paper and interest thereon as well as other expenses of the entity. Excess cash flows are available to GECS. The creditors of these entities have no claim on the other assets of GECS.

(28)

If the short-term credit rating of GECC or these entities were reduced below A–1/P–1, GECC would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and totaled $2,314 million at March 31, 2010. As the borrowings of these entities are reflected in our Statement of Financial Position, our total debt would not change as a result of such an event.

•
Securitization QSPEs comprise previously off-book QSPEs that were consolidated on January 1, 2010 in connection with our adoption of ASU 2009-16 & 17. These entities were created to facilitate securitization of financial assets and other forms of asset-backed financing which serve as an alternative funding source by providing access to the commercial paper and term markets. The securitization transactions executed with these entities are similar to those used by many financial institutions and substantially all are non-recourse. We provide servicing for substantially all of the assets in these entities.

The financing receivables in these entities have similar risks and characteristics to our other financing receivables and were underwritten to the same standard. Accordingly, the performance of these assets has been similar to our other financing receivables; however, the blended performance of the pools of receivables in these entities reflects the eligibility criteria that we apply to determine which receivables are selected for transfer. Contractually the cash flows from these financing receivables must be used to pay third-party debt holders as well as other expenses of the entity. Excess cash flows are available to GECS. The creditors of these entities have no claim on the other assets of GECS.

•
Other remaining assets and liabilities of consolidated VIEs relate primarily to four categories of entities: (1) enterprises we acquired that had previously created asset-backed financing entities to fund commercial real estate, middle-market and equipment loans; we are the collateral manager for these entities; (2) entities that have executed on-balance sheet securitizations of financial assets and of third party trade receivables; and (3) insurance entities that, among other lines of business, provide property and casualty and workers’ compensation coverage for GE, and (4) other entities that are involved in power generating, leasing and real estate activities.

(29)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated
			Liquidating
			Securitization		Securitization
(In millions)	Trinity	(a)	Entities	(a)	QSPEs	(b)(c)	Other	(c)	Total

March 31, 2010
Assets
Financing receivables, net	$–		$2,400		$38,130		$4,897		$45,427
Investment securities	6,440		–		65		946		7,451
Other assets(d)	343		27		688		2,279		3,337
Total	$6,783		$2,427		$38,883		$8,122		$56,215

Liabilities
Borrowings	$–		$–		$308		$718		$1,026
Non-recourse borrowings of
consolidated securitization entities	–		2,248		31,977		1,927		36,152
Other liabilities(d)	8,237		86		650		1,912		10,885
Total	$8,237		$2,334		$32,935		$4,557		$48,063

December 31, 2009
Assets
Financing receivables, net	$–		$2,576		$–		$4,276		$6,852
Investment securities	6,629		–		–		944		7,573
Other assets(d)	716		32		–		1,357		2,105
Total	$7,345		$2,608		$–		$6,577		$16,530

Liabilities
Borrowings	$–		$–		$–		$1,694		$1,694
Non-recourse borrowings of
consolidated securitization entities	–		2,424		–		684		3,108
Other liabilities(d)	8,519		80		–		1,403		10,002
	$8,519		$2,504		$–		$3,781		$14,804

(a)	Entities consolidated on July 1, 2003 or January 1, 2004 as a result of amendments to U.S. GAAP.

(b)	Entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17.

(c)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. We have not entered into additional arrangements since that date. Liquidity and credit support was $1,139 million at March 31, 2010 and $2,088 million at December 31, 2009.

(d)	Other assets and liabilities exclude intercompany balances that are eliminated in consolidation.

(30)

Revenues from our consolidated VIEs were $1,851 million in the first three months of 2010. Related expenses consisted primarily of provisions for losses of $468 million and interest and other financial charges of $210 million. These amounts do not include intercompany revenues and costs, principally fees and interest between GE and the VIEs, which are eliminated in consolidation.

The collateral and outstanding debt in Securitization QSPEs at March 31, 2010 is provided below.

	Credit card
(In millions)	receivables	Real estate	Equipment(a)	Other	Total

March 31, 2010
Asset amount outstanding	$22,800	$4,816	$9,712	$2,926	$40,254
Outstanding debt	15,260	4,764	8,793	3,468	32,285

December 31, 2009
Asset amount outstanding	$25,573	$7,381	$10,414	$3,528	$46,896
Outstanding debt	18,799	7,367	9,312	4,206	39,684

(a)	Included floorplan receivables.

Unconsolidated Variable Interest Entities

Our involvement with unconsolidated VIEs consists of the following activities: assisting in the formation and financing of the entity, providing recourse and/or liquidity support, servicing the assets and receiving variable fees for services provided. We are not required to consolidate these entities because the nature of our involvement with the activities of the VIEs does not give us power over decisions that significantly affect their economic performance.

Unconsolidated VIEs include our non-controlling stake in PTL ($5,717 million); investments in real estate entities ($1,923 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and investments in joint ventures that purchase factored receivables ($1,287 million). Substantially all of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at March 31, 2010 and December 31, 2009 follow:

	At
	March 31,	December 31,
(In millions)	2010	2009

Other assets and investment securities	$9,588	$8,895
Financing receivables	1,376	769
Total investment	10,964	9,664
Contractual obligations to fund new investments	1,729	1,387
Maximum exposure to loss	$12,693	$11,051

Our maximum exposure to loss is limited to our investment in the entities and related contractual obligations to fund further investments.

In addition to the entities included in the table above, we also hold passive investments in residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and asset-backed securities issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

(31)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Results of Operations

In the accompanying analysis of financial information, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). Certain of these data are considered “non-GAAP financial measures” under the U.S. Securities and Exchange Commission (SEC) rules. For such measures, we have provided supplemental explanations and reconciliations in Exhibit 99(a) to this Form 10-Q Report.

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations attributable to GECS simply as “revenues” and “earnings” throughout this Management’s Discussion and Analysis. Similarly, discussion of other matters in our condensed, consolidated financial statements relates to continuing operations unless otherwise indicated.

Overview

Revenues for the first quarter of 2010 were $13.2 billion, a $1.3 billion (9%) decrease from the first quarter of 2009. Revenues for the first quarter of 2010 and 2009 included $0.4 billion and $0.1 billion of revenue from acquisitions, respectively, and in 2010 were reduced by $1.4 billion as a result of dispositions, including the effect of the deconsolidation of Penske Truck Leasing Co., L.P. (PTL). Revenues for the quarter also decreased $0.2 billion compared with the first quarter of 2009 as a result of organic revenue declines, partially offset by the weaker U.S. dollar. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $0.5 billion, down 45% from $1.0 billion in the first quarter of 2009.

Overall, acquisitions contributed $0.4 billion and $0.7 billion to total revenues in the first quarters of 2010 and 2009, respectively. Our earnings in both the first quarters of 2010 and 2009 included approximately $0.1 billion from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $1.0 billion and $0.1 billion in the first quarters of 2010 and 2009, respectively. The effect of dispositions on earnings was a decrease of $0.1 billion compared to an increase of $0.3 billion in the first quarters of 2010 and 2009, respectively.

The most significant acquisition affecting results in the first three months of 2010 was BAC Credomatic GECF Inc. (BAC) at Consumer.

The provision for income taxes was a benefit of $0.4 billion for the first quarter of 2010 (a negative effective tax rate of 193.0%), compared with $1.2 billion benefit for the first quarter of 2009 (a positive effective tax rate of 913.5%). The first quarter 2010 tax benefit when compared to the pre-tax income results in a negative rate for the quarter. The first quarter 2009 tax benefit when compared to the pre-tax loss in that quarter, results in a positive rate. The tax rate decreased from the positive rate in 2009 to the negative rate in 2010 primarily because of the change in pre-tax from a loss in 2009 to income in 2010. The lower tax benefits in 2010 as compared to 2009 reflect the absence in 2010 of the 2009 decision (discussed below) to indefinitely reinvest outside the U.S. prior-year earnings. Based on our estimate of pre-tax income and tax provision for the full year, the reported actual first quarter 2010 tax provision is the most appropriate indication of our full year tax provision.

(32)

During the first quarter of 2009, following the change in our external credit ratings, funding actions taken and review of our operations, liquidity and funding, we determined that undistributed prior-year earnings of non-U.S. subsidiaries of General Electric Capital Services (GECS), on which we had previously provided deferred U.S. taxes, would now be indefinitely reinvested outside the U.S. This change increased the amount of prior-year earnings indefinitely reinvested outside the U.S. by approximately $2 billion, resulting in an income tax benefit of $0.7 billion in the first quarter of 2009.

During the first three months of 2010, GE Capital provided approximately $16 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $16 billion of credit to approximately 47 million U.S. consumers. GE Capital provided credit to approximately 5,000 new commercial customers and 8,400 new small businesses during the first three months of 2010 in the U.S. and ended the period with outstanding credit to more than 339,000 commercial customers and 174,000 small businesses through retail programs in the U.S.

Segment Operations

Effective January 1, 2010, the Transportation Financial Services business, previously reported in GE Capital Aviation Services (GECAS), was included in Commercial Lending and Leasing (CLL) and our Consumer business in Italy, previously reported in Consumer, was included in CLL.

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

GECS corporate items and eliminations include unallocated Treasury and Tax operations; Trinity, a group of sponsored special purpose entities, certain consolidated liquidating securitization entities; the effects of eliminating transactions between operating segments; results of our run-off insurance operations remaining in continuing operations attributable to GECS; underabsorbed corporate overhead; certain non-allocated amounts determined by the Chairman; and a variety of sundry items. GECS corporate items and eliminations is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements.

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

(33)

Summary of Operating Segments

	Three months ended March 31
	(Unaudited)
(In millions)	2010	2009

Revenues
CLL(a)	$4,594	$5,680
Consumer(a)	4,964	4,712
Real Estate	944	975
Energy Financial Services	791	644
GECAS(a)	1,239	1,103
Total segment revenues	12,532	13,114
GECS corporate items and eliminations	639	1,343
Total revenues in GECS	$13,171	$14,457

Segment profit
CLL(a)	$232	$238
Consumer(a)	593	737
Real Estate	(403)	(173)
Energy Financial Services	153	75
GECAS(a)	317	261
Total segment profit	892	1,138
GECS corporate items and eliminations(b)	(353)	(159)
Earnings from continuing operations attributable to GECS	539	979
Loss from discontinued operations, net of taxes,
attributable to GECS	(387)	(4)
Total net earnings attributable to GECS	$152	$975

(a)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

See accompanying notes to condensed, consolidated financial statements.

(34)

CLL

		Three months ended March 31
(In millions)		2010	2009

Revenues		$4,594	$5,680

Segment profit		$232	$238

	At
	March 31,	March 31,	December 31,
(In millions)	2010	2009	2009

Total assets	$212,752	$228,074	$210,742

		Three months ended March 31
(In millions)		2010	2009

Revenues
Americas		$2,416	$2,282
Europe		1,104	1,202
Asia		537	504
Other		537	1,692

Segment profit
Americas		$249	$(13)
Europe		81	73
Asia		18	10
Other		(116)	168

	At
	March 31,	March 31,	December 31,
(In millions)	2010	2009	2009

Total assets
Americas	$122,899	$130,614	$115,628
Europe	50,805	54,702	54,651
Asia	18,821	20,456	19,451
Other	20,227	22,302	21,012

CLL revenues decreased 19% and net earnings decreased 3% compared with the first quarter of 2009. Revenues for the first quarters of 2010 and 2009 included $0.2 billion and $0.1 billion, respectively, from acquisitions, and in 2009 were reduced by $1.2 billion from dispositions, primarily related to the deconsolidation of PTL, which included $0.3 billion related to a gain on the sale of a partial interest in a limited partnership in PTL and remeasurement of our retained investment. Revenues for the quarter also increased $0.1 billion compared with the first quarter of 2009 as a result of the weaker U.S. dollar ($0.2 billion), partially offset by organic revenue declines ($0.2 billion). Net earnings decreased in the first quarter of 2010, reflecting the absence of the gain on the PTL sale and remeasurement ($0.3 billion) and declines in lower-taxed earnings from global operations. These decreases were partially offset by lower marks and impairments ($0.1 billion), lower selling, general and administrative costs ($0.1 billion), higher gains and lower provisions for losses on financing receivables.

(35)

Consumer

		Three months ended March 31
(In millions)		2010	2009

Revenues		$4,964	$4,712

Segment profit		$593	$737

	At
	March 31,	March 31,	December 31,
(In millions)	2010	2009	2009

Total assets	$173,841	$162,466	$174,019

Consumer revenues increased 5% and net earnings decreased 20% compared with the first quarter of 2009. Revenues for the first quarter of 2010 included $0.2 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the quarter increased $0.2 billion compared with the first quarter of 2009 as a result of the weaker U.S. dollar ($0.3 billion), partially offset by organic revenue declines ($0.2 billion). The decrease in net earnings resulted from core declines ($0.1 billion) and the lack of a current-year counterpart to 2009 disposition gains ($0.1 billion). Core declines included the absence of the first quarter 2009 tax benefit of $0.5 billion from the decision to indefinitely reinvest prior-year earnings outside the U.S., partially offset by lower provisions for losses on financing receivables primarily in the U.S. and U.K. ($0.4 billion).

Real Estate

		Three months ended March 31
(In millions)		2010	2009

Revenues		$944	$975

Segment profit		$(403)	$(173)

	At
	March 31,	March 31,	December 31,
(In millions)	2010	2009	2009

Total assets	$82,637	$81,858	$81,505

Real Estate revenues decreased 3% and net earnings decreased 133% compared with the first quarter of 2009. Real Estate net earnings decreased $0.2 billion compared with the first quarter of 2009, primarily from an increase in provisions for losses on financing receivables and impairments ($0.4 billion), partially offset by core increases ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.3 billion and $0.3 billion in the first quarters of 2010 and 2009, respectively.

(36)

Energy Financial Services

		Three months ended March 31
(In millions)		2010	2009

Revenues		$791	$644

Segment profit		$153	$75

	At
	March 31,	March 31,	December 31,
(In millions)	2010	2009	2009

Total assets	$22,909	$22,596	$22,616

Energy Financial Services revenues increased 23% and net earnings increased 104% compared with the first quarter of 2009. Revenues for the first quarter of 2009 included $0.1 billion of gains from dispositions. Revenues for the quarter increased compared with the first quarter of 2009 as a result of organic revenue growth, primarily increases in associated company revenues resulting from an asset sale by an investee of $0.2 billion. The increase in net earnings resulted primarily from core increases, primarily increases in associated company earnings resulting from an asset sale by an investee of $0.1 billion.

GECAS

		Three months ended March 31
(In millions)		2010	2009

Revenues		$1,239	$1,103

Segment profit		$317	$261

	At
	March 31,	March 31,	December 31,
(In millions)	2010	2009	2009

Total assets	$48,475	$47,095	$48,178

GECAS revenues increased 12% and net earnings increased 21% compared with the first quarter of 2009. Revenues for the quarter increased compared with the first quarter of 2009 as a result of organic revenue growth, including higher investment income and higher asset sales. The increase in net earnings resulted primarily from core increases, higher investment income and higher asset sales, partially offset by higher credit losses.

Corporate Items and Eliminations

GECS Corporate Items and Eliminations include unallocated Treasury operation expenses for the first quarter of 2010 of $0.1 billion and earnings for the first quarter of 2009 of $0.1 billion, primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

GECS Corporate Items and Eliminations include $0.2 billion of unallocated Tax expenses to adjust the first quarter 2009 tax rate to the expected full year tax rate and $0.2 billion of unallocated 2009 tax benefits related to the decision to indefinitely reinvest prior-year earnings outside the U.S.

(37)

Certain amounts included in GECS Corporate Items and Eliminations are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs for the first quarters of 2010 and 2009, included $0.1 billion and $0.1 billion, respectively, primarily related to restructuring and other charges. In addition, effective January 1, 2010, the cost of certain CLL and Consumer headquarters activities, previously reported in the respective businesses, were allocated to Corporate Items and Eliminations ($0.1 billion).

Discontinued Operations

	Three months ended March 31
(In millions)	2010	2009

Loss from discontinued operations,
net of taxes	$(387)	$(4)

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.) and our U.S. mortgage business (WMC). Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the first quarter of 2010, primarily reflected $0.4 billion of incremental reserves related to the 2008 disposal of GE Money Japan.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position in the first three months of 2010 resulted from the following:

•
Increase of $30.6 billion in assets and $32.4 billion in liabilities and a net reduction of total equity (including noncontrolling interests) of $1.8 billion on January 1, 2010, as a result of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-16 and ASU 2009-17 (ASU 2009-16 & 17);

•	Repayments exceeded new issuances of total borrowings by $25.2 billion and collections on financing receivables exceeded originations by $11.3 billion; and

•	The U.S. dollar was stronger at March 31, 2010 than at December 31, 2009, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

Cash Flows

GECS cash and equivalents were $60.0 billion at March 31, 2010, compared with $45.2 billion at March 31, 2009. GECS cash from operating activities totaled $4.2 billion for the first three months of 2010, compared with cash used for operating activities of $3.4 billion for the first three months of 2009. This was primarily due to a prior-year decrease in cash collateral held from counterparties on derivative contracts of $2.8 billion and a decrease in cash used for other liabilities of $2.6 billion, primarily related to factoring, pension and accrued interest, partially offset by an overall decline in net earnings.

Consistent with our plan to reduce GECS asset levels, cash from investing activities was $18.3 billion during the first three months of 2010; $11.3 billion resulted from a reduction in financing receivables, due to collections exceeding originations, and $3.0 billion in investment securities was mainly due to maturities of short-term investments at our Treasury operations.

(38)

GECS cash used for financing activities in the first three months of 2010 of $26.2 billion related primarily to a $25.2 billion reduction in total borrowings, mainly due to maturities which were pre-funded in 2009.

Fair Value Measurements

See Note 1 to the consolidated financial statements in our 2009 Form 10-K for disclosures related to our methodology for fair value measurements. Additional information about fair value is provided in Note 10 to the condensed, consolidated financial statements in this Form 10-Q Report.

At March 31, 2010, the aggregate amount of investments that are measured at fair value through earnings totaled $4.3 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs) in Trinity, which ceased issuing new investment contracts beginning in the first quarter of 2010, and investment securities held at our global banks. The fair value of investment securities decreased to $41.5 billion at March 31, 2010, from $51.9 billion at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of ASU 2009-16 &17 and maturities, partially offset by improved market conditions. Of the amount at March 31, 2010, we held debt securities with an estimated fair value of $40.4 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $25.8 billion, $3.2 billion and $2.9 billion, respectively. Unrealized losses on debt securities were $2.1 billion and $2.6 billion at March 31, 2010 and December 31, 2009, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.7 billion, $0.6 billion and $0.3 billion, respectively, at March 31, 2010, as compared with $0.8 billion, $0.8 billion and $0.4 billion, respectively, at December 31, 2009.

Of the $3.2 billion of RMBS, our exposure to subprime credit was approximately $0.8 billion. These securities are primarily held to support obligations to holders of GICs. We purchased no such securities in the first quarters of 2010 and 2009. These investment securities are collateralized primarily by pools of individual direct mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005.

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

We regularly review investment securities for impairment. Our review uses both qualitative and quantitative criteria. Effective April 1, 2009, the FASB amended Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities, and modified the requirements for recognizing and measuring other-than-temporary impairment for debt securities. This did not have a material impact on our results of operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate other qualitative criteria to determine whether a credit loss exists, such as the financial health of and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. Quantitative criteria include determining whether there has been an adverse change in expected future cash flows. With respect to corporate bonds, we placed greater emphasis on the credit quality of the issuer. With respect to RMBS and CMBS, we placed greater emphasis on our expectations with respect to cash flows from the underlying collateral and with respect to RMBS, we considered other features of the security, principally monoline insurance. For equity securities, our criteria include the length of time and magnitude of the amount that each security is in an unrealized loss position. Our other-than-temporary impairment reviews involve our finance, risk and asset management functions as well as the portfolio management and research capabilities of our internal and third-party asset managers.

(39)

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At March 31, 2010, our investment securities insured by Monolines on which we continue to place reliance were $1.9 billion, including $0.4 billion of our $0.8 billion investment in subprime RMBS. At March 31, 2010, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected credit loss was $0.2 billion.

Total pre-tax other-than-temporary impairment losses during the first quarter of 2010 were $0.2 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on RMBS and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at March 31, 2010, is $0.4 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At March 31, 2010, unrealized losses on investment securities totaled $2.1 billion, including $2.0 billion aged 12 months or longer, compared with unrealized losses of $2.6 billion, including $2.3 billion aged 12 months or longer, at December 31, 2009. Of the amount aged 12 months or longer at March 31, 2010, more than 70% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $1.2 billion and $0.6 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at March 31, 2010, the vast majority relate to debt securities held to support obligations to holders of GICs and annuitants and policyholders in our run-off insurance operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 3 to the condensed, consolidated financial statements.

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

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 12% of our total portfolio. Of those, approximately 58% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 42% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

(40)

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

(41)

	Financing receivables at			Nonearning receivables at			Allowance for losses at
	March 31,	January 1,	December 31,	March 31,	January 1,	December 31,	March 31,	January 1,	December 31,
(In millions)	2010	2010(a)	2009	2010	2010(a)	2009	2010	2010(a)	2009

CLL(b)
Americas	$96,553	$99,666	$87,496	$3,210	$3,437	$3,155	$1,319	$1,245	$1,179
Europe	39,980	43,403	41,455	1,126	1,441	1,441	484	575	575
Asia	12,664	13,159	13,202	467	559	576	236	234	244
Other	2,791	2,836	2,836	26	24	24	12	11	11

Consumer(b)
Non-U.S. residential
mortgages(c)	52,722	58,345	58,345	4,341	4,515	4,515	913	949	949
Non-U.S. installment
and revolving credit	24,256	24,976	24,976	427	451	451	1,139	1,181	1,181
U.S. installment and
revolving credit	43,330	47,171	23,190	1,453	1,633	841	3,125	3,300	1,698
Non-U.S. auto	12,025	13,344	13,344	64	72	72	294	308	308
Other	10,898	11,688	11,688	518	625	625	308	300	300

Real Estate(d)	47,586	48,673	44,841	1,748	1,358	1,252	1,557	1,536	1,494

Energy Financial	7,854	7,790	7,790	80	78	78	47	28	28
Services

GECAS(b)	12,615	13,254	13,254	77	153	153	54	104	104

Other(e)	2,445	2,614	2,614	100	72	72	46	34	34
Total	$365,719	$386,919	$345,031	$13,637	$14,418	$13,255	$9,534	$9,805	$8,105

(a)	Reflects the adoption of ASU 2009-16 & 17 on January 1, 2010. See Note 12.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(c)
At March 31, 2010, net of credit insurance, approximately 24% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. 81% of these loans are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 18.1% and have loan-to-value ratio at origination of 74%. At March 31, 2010, 1% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(d)	Financing receivables included $244 million and $317 million of construction loans at March 31, 2010 and December 31, 2009, respectively.

(e)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

(42)

	Nonearning receivables as a			Allowance for losses as			Allowance for losses as a
	percent of financing			a percent of nonearning			percent of total financing
	receivables			receivables			receivables
	March 31,	January 1,	December 31,	March 31,	January 1,	December 31,	March 31,	January 1,	December 31,
	2010	2010(a)	2009	2010	2010(a)	2009	2010	2010(a)	2009
CLL(b)
Americas	3.3%	3.4%	3.6%	41.1%	36.2%	37.4%	1.4%	1.2%	1.3%
Europe	2.8	3.3	3.5	43.0	39.9	39.9	1.2	1.3	1.4
Asia	3.7	4.2	4.4	50.5	41.9	42.4	1.9	1.8	1.8
Other	0.9	0.8	0.8	46.2	45.8	45.8	0.4	0.4	0.4

Consumer(b)
Non-U.S. residential
mortgages	8.2	7.7	7.7	21.0	21.0	21.0	1.7	1.6	1.6
Non-U.S. installment
and revolving credit	1.8	1.8	1.8	266.7	261.9	261.9	4.7	4.7	4.7
U.S. installment and
revolving credit	3.4	3.5	3.6	215.1	202.1	201.9	7.2	7.0	7.3
Non-U.S. auto	0.5	0.5	0.5	459.4	427.8	427.8	2.4	2.3	2.3
Other	4.8	5.3	5.3	59.5	48.0	48.0	2.8	2.6	2.6

Real Estate	3.7	2.8	2.8	89.1	113.1	119.3	3.3	3.2	3.3

Energy Financial	1.0	1.0	1.0	58.8	35.9	35.9	0.6	0.4	0.4
Services

GECAS(b)	0.6	1.2	1.2	70.1	68.0	68.0	0.4	0.8	0.8

Other	4.1	2.8	2.8	46.0	47.2	47.2	1.9	1.3	1.3

Total	3.7	3.7	3.8	69.9	68.0	61.1	2.6	2.5	2.3

(a)	Reflects the adoption of ASU 2009-16 & 17 on January 1, 2010. See Note 12.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

On January 1, 2010, we adopted ASU 2009-16 & 17, resulting in the consolidation of $40,188 million of net financing receivables at January 1, 2010. We have provided comparisons of our financing receivables portfolio at March 31, 2010 to January 1, 2010 as we believe that it provides a more meaningful comparison of our portfolio quality following the adoption of ASU 2009-16 & 17.

The portfolio of financing receivables, before allowance for losses, was $365.7 billion at March 31, 2010, and $386.9 billion at January 1, 2010. Financing receivables, before allowance for losses, decreased $21.2 billion from January 1, 2010, primarily as a result of core declines of $14.2 billion mainly from collections exceeding originations ($11.3 billion) (which includes sales), the stronger U.S. dollar ($4.7 billion), partially offset by acquisitions ($0.3 billion).

Related nonearning receivables totaled $13.6 billion (3.7% of outstanding receivables) at March 31, 2010, compared with $14.4 billion (3.7% of outstanding receivables) at January 1, 2010. Nonearning receivables decreased from January 1, 2010, primarily due to improvements in our entry rates in our Consumer business and improved performance in commercial lending, offset by continued deterioration in the commercial real estate markets.

(43)

The allowance for losses at March 31, 2010, totaled $9.5 billion compared with $9.8 billion at January 1, 2010, representing our best estimate of probable losses inherent in the portfolio and reflecting the then current credit and economic environment. Allowance for losses decreased $0.3 billion from January 1, 2010, primarily due to a reduction in the overall financing receivables balance. Overall coverage has increased 2.6% at March 31, 2010 from 2.5% at January 1, 2010.

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

	At
	March 31,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

Loans requiring allowance for losses	$10,403	$9,541	$9,145
Loans expected to be fully recoverable	3,928	3,914	3,741
Total impaired loans	$14,331	$13,455	$12,886

Allowance for losses (specific reserves)	$2,675	$2,376	$2,331
Average investment during the period	13,580	(c)	8,493
Interest income earned while impaired(b)	96	(c)	227

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Recognized principally on cash basis.

(c)	Not applicable.

Impaired loans increased by $0.9 billion from January 1, 2010, to March 31, 2010, primarily relating to increases at Real Estate. Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in impaired loans and related specific reserves at Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $7.5 billion impaired loans at Real Estate at March 31, 2010, $5.2 billion are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a troubled debt restructuring (TDR) and included in impaired loans. As of March 31, 2010, TDRs included in impaired loans were $4.3 billion, primarily relating to Real Estate ($1.6 billion), Consumer ($1.4 billion) and CLL ($1.3 billion). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($0.4 billion).

(44)

CLL − Americas. Nonearning receivables of $3.2 billion represented 23.5% of total nonearning receivables at March 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.2% at January 1, 2010, to 41.1% at March 31, 2010, reflecting further loss severity in our equipment and franchise portfolios combined with an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at January 1, 2010, to 3.3% at March 31, 2010, resulting from a decrease in nonearning receivables primarily in our commercial lending and inventory financing portfolios.

CLL – Europe. Nonearning receivables of $1.1 billion represented 8.3% of total nonearning receivables at March 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 39.9% at January 1, 2010, to 43.0% at March 31, 2010, primarily from the decrease in nonearning receivables in our equipment and senior secured lending portfolios. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.3% at January 1, 2010, to 2.8% at March 31, 2010, primarily from the decrease in nonearning receivables in our equipment and senior secured lending portfolios.

CLL – Asia. Nonearning receivables of $0.5 billion represented 3.4% of total nonearning receivables at March 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 41.9% at January 1, 2010, to 50.5% at March 31, 2010, primarily due to a larger percentage decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 4.2% at January 1, 2010, to 3.7% at March 31, 2010, primarily due to a decline in nonearning receivables related to our asset-based financing businesses in Japan and Southeast Asia, partially offset by a lower financing receivable balance.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $4.3 billion represented 31.8% of total nonearning receivables at March 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables remained flat at 21.0% for both January 1, 2010 and March 31, 2010. In 2010, our nonearning receivables decreased primarily due to signs of stabilization in the U.K. housing market. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 82% and 67%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At March 31, 2010, we had in repossession stock approximately 1,000 houses in the U.K., which had a value of approximately $0.2 billion.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.4 billion represented 3.1% of total nonearning receivables at March 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 261.9% at January 1, 2010, to 266.7% at March 31, 2010, reflecting the effects of loan repayments and reduced originations.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $1.5 billion represented 10.7% of total nonearning receivables at March 31, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 202.1% at January 1, 2010, to 215.1% at March 31, 2010, as a result of improved entry rate and early stage collections reducing our nonearning balances.

Real Estate. Nonearning receivables of $1.7 billion represented 12.8% of total nonearning receivables at March 31, 2010. The $0.4 billion increase in nonearning receivables from January 1, 2010, was driven primarily by increased delinquencies in the U.S. apartment and hotel loan portfolios, which have been adversely affected by rent and occupancy declines. The ratio of allowance for losses as a percent of total financing receivables increased from 3.2% at January 1, 2010, to 3.3% at March 31, 2010, driven primarily by continued rental rate deterioration in the U.S. markets, which resulted in an increase in specific credit loss provisions. The ratio of allowance for losses as a percent of nonearning receivables declined from 113.1% at January 1, 2010, to 89.1% at March 31, 2010 as the majority of the new nonearning receivables in the first quarter of 2010 were previously impaired with specific reserves, and did not require a proportionate increase in reserves upon migration to nonearning status. The allowance for losses on our real estate receivables may continue to be adversely affected as the overall challenging economic environment continues to pressure underlying property values. At March 31, 2010, real estate held for investment included $0.7 billion representing 115 foreclosed commercial real estate properties.

(45)

	Delinquency rates at(a)
	March 31,	December 31,	March 31,
	2010(b)	2009	2009

Equipment Financing	2.71%	2.81%	2.84%
Real Estate	4.97	4.22	2.22
Consumer	8.72	8.85	8.25
U.S.	7.19	7.66	7.12
Non-U.S.	9.40	9.38	8.80

(a)	Excludes loans purchased at a discount (unless they have deteriorated post acquisition).

(b)	Subject to update.

Delinquency rates on equipment financing loans and leases decreased from December 31, 2009 and March 31, 2009, to March 31, 2010, as a result of improvements in the global economic and credit environment. The challenging credit environment may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on Real Estate loans and leases increased from December 31, 2009 and March 31, 2009, to March 31, 2010, primarily because of continued challenging real estate market fundamentals, including reduced occupancy rates and rents and the effects of limited real estate market liquidity. The overall challenging economic environment may continue to lead to a higher level of delinquencies and provisions for financing receivables and could adversely affect results of operations at Real Estate.

Delinquency rates on consumer financing receivables increased from March 31, 2009 to December 31, 2009, primarily because of rising unemployment, a challenging economic environment and lower volume. In response, we continued to tighten underwriting standards globally, increased focus on collection effectiveness and continued the process of regularly reviewing and adjusting reserve levels. Delinquency rates on consumer financing receivables decreased from December 31, 2009 to March 31, 2010, primarily due to signs of stabilization in the U.S. portfolio. We expect the global environment, along with U.S. unemployment levels, to further show signs of stabilization in 2010; however, a continued challenging economic environment may continue to result in higher provisions for loan losses and could adversely affect results of operations at Consumer. At March 31, 2010, roughly 41% of our U.S. managed portfolio (excluding delinquent or impaired), which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at March 31, 2010. See Note 4 to the condensed, consolidated financial statements.

Other assets comprise mainly real estate equity investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $84.1 billion at March 31, 2010, a decrease of $3.3 billion, primarily related to declines in our real estate equity investments due to impairment and depreciation and a reduction in our derivative assets reflecting a strengthening of the U.S. dollar. During the first quarter of 2010, we recognized other-than-temporary impairments of cost and equity method investments of $0.1 billion.

Included in other assets are Real Estate equity investments of $30.9 billion and $32.2 billion at March 31, 2010 and December 31, 2009, respectively. Our portfolio is diversified, both geographically and by asset type. However, the global real estate market is subject to periodic cycles that can cause significant fluctuations in market value. Throughout the year, these markets have been increasingly affected by rising unemployment, a slowdown in general business activity and continued challenging conditions in the credit markets. We expect these markets will continue to be affected while the economic environment remains challenging.

(46)

We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in 2009, the carrying value of our Real Estate investments exceeded their estimated value by about $7 billion. The estimated value of the portfolio reflects the continued deteriorating real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values and our unrealized loss on real estate equity properties may continue to increase. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset which is based upon current market data, including current capitalization rates. During the first quarter of 2010, Real Estate recognized pre-tax impairments of $0.6 billion in its real estate investments, compared with $0.1 billion for the comparable period in 2009. Continued deterioration in economic and market conditions may result in further impairments being recognized.

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

Interest on borrowings is primarily funded through interest earned on existing financing receivables. During the first quarter of 2010, we earned interest income on financing receivables of $6.5 billion, which more than offset interest expense of $3.9 billion. Purchase obligations and other general obligations are funded through collection of principal on our existing portfolio of loans and leases, cash on hand and operating cash flow.

We maintain a strong focus on our liquidity. Actions taken to strengthen and maintain our liquidity are described in the following section, as well as in the Liquidity and Borrowings section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Form 10-K.

Cash and Equivalents

GE had cash and equivalents of $69.6 billion at March 31, 2010, which is available to meet Company needs. A substantial portion of this is freely available. About $10 billion is in regulated entities and is subject to regulatory restrictions. About $10 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund Company needs in the U.S. on a short-term basis (without being subject to U.S. tax). GE anticipates that we will continue to generate cash from operating activities in the future, which will be available to help meet GE’s liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets.

We have committed, unused credit lines totaling $51.6 billion that had been extended to us by 59 financial institutions at March 31, 2010. These lines include $36.8 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $14.3 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At March 31, 2010, GE’s aggregate cash and equivalents and committed credit lines were more than twice its GECS commercial paper borrowings balance.

(47)

Funding Plan

GE’s strategy has been to reduce its ending net investment in GE Capital and in the first quarter of 2010, GE reduced GE Capital’s ending net investment, excluding cash and equivalents, to $515.6 billion through continued reductions, primarily collections exceeding originations by approximately $11.3 billion in the first quarter of 2010.

Our 2010 funding plan anticipates $38 billion of senior, unsecured long-term debt issuance which we fully pre-funded during 2009. In the first three months of 2010, we completed issuances of $7.9 billion of senior, unsecured debt with maturities up to 13 years toward our 2011 long-term debt funding plan. Average commercial paper borrowings for GECS during the quarter were $44.9 billion. Commercial paper maturities at GECS are funded principally through new issuances.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued on or before October 31, 2009. Our TLGP-guaranteed debt matures in 2010 ($6 billion), 2011 ($18 billion) and 2012 ($35 billion). We anticipate funding of these and our other long-term debt maturities through a combination of new debt issuances, collections exceeding originations, alternative funding sources and use of existing cash.

We securitize a number of types of financial assets in the ordinary course of business. These securitization transactions serve as alternative funding sources for a variety of assets that we originate, including credit card receivables, floorplan receivables, equipment loans and leases, trade receivables and other asset types. Total proceeds, including sales to revolving facilities, from our securitizations were $15.5 billion during the first quarter of 2010, compared with $16.1 billion in the first quarter of 2009. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 12 to the condensed, consolidated financial statements. Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At March 31, 2010 and December 31, 2009, we were party to repurchase agreements totaling $0.2 billion and an insignificant amount, respectively, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

We have deposit-taking capability at 18 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years. Total alternative funding for the period ending March 31, 2010 is $64 billion, comprised mainly of $38 billion bank deposits, $12 billion secured funding and $8 billion GE Interest Plus notes. The comparable amount for December 31, 2009 is $63 billion.

On March 5, 2010, we arranged for the issuance of approximately 2.97 billion USD equivalent trust preferred securities in exchange for outstanding subordinated debentures of General Electric Capital Corporation (GECC) which mature in 2066 and 2067, with terms corresponding to the original debentures.

Income Maintenance Agreement

As set forth in Exhibit 99(b) hereto, GECC’s ratio of earnings to fixed charges was 0.98:1 during the first quarter of 2010 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. GE currently expects to make a payment to GECC in 2011 of less than $2 billion pursuant to the Income Maintenance Agreement between GE and GECC. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2009. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

(48)

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2010, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part 1, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the SEC are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of General Electric Capital Corporation (GECC) have received subpoenas and requests for information in connection with the investigation: GE Funding CMS (Trinity Funding Co.) and GE Funding Capital Market Services, Inc. (GE FCMS). GECC has cooperated and continues to cooperate fully with the SEC and DOJ in this matter. In July 2008, GE FCMS received a “Wells notice” advising that the SEC staff is considering recommending that the SEC bring a civil injunctive action or institute an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities by certain former employees of GE FCMS. GE FCMS is one of several industry participants that received Wells notices during 2008. GE FCMS disagrees with the SEC staff regarding this recommendation and has been in discussions with the staff, including discussion of potential resolution of the matter. GE FCMS intends to continue these discussions and understands that it will have the opportunity to address any disagreements with the SEC staff with respect to its recommendation through the Wells process with the full Commission. In March 2008, GE FCMS and Trinity Funding Co., LLC (Trinity Funding) were served with a federal class action complaint asserting antitrust violations. This action was combined with other related actions in a multidistrict litigation proceeding in the United States District Court for the Southern District of New York. The claims against GE FCMS and Trinity Funding in the federal class action complaint and the similar claims asserted in the other related actions have been dismissed without prejudice. In addition, GE FCMS and Trinity Funding also received subpoenas from the Attorneys General of the State of Connecticut and Florida on behalf of a working group of State Attorneys General in June 2008. GE FCMS and Trinity Funding are cooperating with those investigations.

As previously reported, in March and April 2009, GE shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including its chief executive officer and chief financial officer) and its directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements regarding the GE dividend and projected losses and earnings for GE Capital in 2009. GE’s motion to dismiss the consolidated complaint was filed in November 2009 and is currently under consideration by the court. A shareholder derivative action was filed in federal court in Connecticut in May 2009 making essentially the same allegations as the New York actions. GE's motion to transfer the derivative action to the Southern District of New York as a related case was granted in February 2010. GE intends to defend itself vigorously.

In March 2010, a shareholder derivative action was filed in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including its chief executive officer and chief financial officer) and its directors. The complaint principally alleges breaches of fiduciary duty and other causes of action related to the SEC matter which GE resolved in August 2009, and alleged resulting losses suffered by GE’s financial services businesses. GE intends to defend itself vigorously.

(49)

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

Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (Commission file number 001-06461)).

* Filed electronically herewith.

(50)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Services, Inc. (Registrant)
May 6, 2010	/s/ Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(51)