Form 10-Q
period 2010-06-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2010-08-02
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR
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

At July 30, 2010, 1,062 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Services, Inc.

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the level of demand and financial performance of the major industries we serve, including, without limitation, air transportation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Revenues
Revenues from services (Note 9)	$12,980	$13,252	$25,870	$27,436
Sales of goods	168	205	449	478
Total revenues	13,148	13,457	26,319	27,914

Costs and expenses
Interest	3,870	4,468	7,808	9,589
Operating and administrative	3,781	3,524	7,589	7,472
Cost of goods sold	154	164	419	388
Investment contracts, insurance losses and insurance annuity benefits	770	823	1,557	1,596
Provision for losses on financing receivables	2,009	2,817	4,272	5,153
Depreciation and amortization	1,856	1,947	3,781	4,128
Total costs and expenses	12,440	13,743	25,426	28,326

Earnings (loss) from continuing operations before income taxes	708	(286)	893	(412)
Benefit for income taxes	101	670	458	1,821

Earnings from continuing operations	809	384	1,351	1,409
Loss from discontinued operations, net of taxes (Note 2)	(188)	(193)	(575)	(197)
Net earnings	621	191	776	1,212
Less net earnings (loss) attributable to noncontrolling interests	(13)	17	(10)	63
Net earnings attributable to GECS	634	174	786	1,149
Dividends	1	-	–	–
Retained earnings at beginning of period	43,032	44,069	42,881	43,094
Retained earnings at end of period	$43,667	$44,243	$43,667	$44,243

Amounts attributable to GECS
Earnings from continuing operations	$822	$367	$1,361	$1,346
Loss from discontinued operations, net of taxes	(188)	(193)	(575)	(197)
Net earnings attributable to GECS	$634	$174	$786	$1,149

During the three and six months ended June 30, 2010, we recorded pre-tax, other-than-temporary impairments of $101 million and $259 million, respectively, of which $56 million and $135 million, respectively, was recorded through earnings and $45 million and $124 million, respectively, was recorded in Accumulated Other Comprehensive Income.

See accompanying notes.

(3)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Financial Position

	June 30,	December 31,
(In millions)	2010	2009
	(Unaudited)
Assets
Cash and equivalents	$61,547	$64,356
Investment securities (Note 3)	42,083	51,913
Inventories	71	71
Financing receivables – net (Note 4)	333,262	336,926
Other receivables	13,093	18,752
Property, plant and equipment, less accumulated amortization of $25,627
and $26,322	53,690	56,717
Goodwill (Note 5)	27,143	28,961
Other intangible assets – net (Note 5)	2,793	3,479
Other assets	82,432	87,471
Assets of businesses held for sale	599	125
Assets of discontinued operations (Note 2)	1,203	1,470
Total assets(a)	$617,916	$650,241

Liabilities and equity
Short-term borrowings (Note 6)	$121,011	$131,137
Accounts payable	8,184	13,275
Non-recourse borrowings of consolidated securitization entities (Note 6)	33,411	3,883
Bank deposits (Note 6)	37,471	38,923
Long-term borrowings (Note 6)	289,768	326,391
Investment contracts, insurance liabilities and insurance annuity benefits	31,015	32,009
Other liabilities	20,565	23,756
Deferred income taxes	6,651	6,793
Liabilities of businesses held for sale	261	55
Liabilities of discontinued operations (Note 2)	1,214	1,138
Total liabilities(a)	549,551	577,360

Capital stock	11	11
Accumulated other comprehensive income – net(b)
Investment securities	289	(436)
Currency translation adjustments	(2,636)	1,372
Cash flow hedges	(1,268)	(1,769)
Benefit plans	(369)	(434)
Additional paid-in capital	27,573	27,581
Retained earnings	43,667	44,508
Total GECS shareowner's equity	67,267	70,833
Noncontrolling interests(c)	1,098	2,048
Total equity	68,365	72,881
Total liabilities and equity	$617,916	$650,241

(a)
Our consolidated assets at June 30, 2010 include total assets of $53,141 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $42,786 million and investment securities of $7,126 million. Our consolidated liabilities at June 30, 2010 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GECS. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $32,696 million. See Note 12.

(b)	The sum of accumulated other comprehensive income − net was $(3,984) million and $(1,267) million at June 30, 2010 and December 31, 2009, respectively.

(c)	Included accumulated other comprehensive income attributable to noncontrolling interests of $(151) million and $(181) million at June 30, 2010 and December 31, 2009, respectively.

See accompanying notes.

(4)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)

	Six months ended June 30
(In millions)	2010	2009

Cash flows – operating activities
Net earnings	$776	$1,212
Less net earnings attributable to noncontrolling interests	(10)	63
Net earnings attributable to GECS	786	1,149
Loss from discontinued operations	575	197
Adjustments to reconcile net earnings attributable to GECS
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	3,781	4,128
Increase (decrease) in accounts payable	502	(1,278)
Provision for losses on financing receivables	4,272	5,153
All other operating activities	371	(11,014)
Cash from (used for) operating activities – continuing operations	10,287	(1,665)
Cash from (used for) operating activities – discontinued operations	(92)	(44)
Cash from (used for) operating activities	10,195	(1,709)

Cash flows – investing activities
Additions to property, plant and equipment	(2,204)	(3,299)
Dispositions of property, plant and equipment	2,501	2,605
Increase in loans to customers	(152,988)	(114,271)
Principal collections from customers – loans	164,765	132,395
Investment in equipment for financing leases	(4,593)	(4,606)
Principal collections from customers – financing leases	8,555	9,886
Net change in credit card receivables	1,573	2,046
Proceeds from principal business dispositions	825	8,846
Payments for principal businesses purchased	–	(5,637)
All other investing activities	8,963	1,027
Cash from (used for) investing activities – continuing operations	27,397	28,992
Cash from (used for) investing activities – discontinued operations	26	48
Cash from (used for) investing activities	27,423	29,040

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(537)	(25,512)
Net increase (decrease) in bank deposits	748	(6,450)
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	10,628	2,804
Long-term (longer than one year)	16,663	45,887
Non-recourse, leveraged lease	–	–
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(63,476)	(35,666)
Long-term (longer than one year)	(992)	(2,986)
Non-recourse, leveraged lease	(454)	(470)
Dividends paid to shareowner	–	–
Capital contributions from GE	–	9,500
All other financing activities	(1,475)	(1,850)
Cash from (used for) financing activities – continuing operations	(38,895)	(14,743)
Cash from (used for) financing activities – discontinued operations	–	–
Cash from (used for) financing activities	(38,895)	(14,743)

Effect of currency exchange rate changes on cash and equivalents	(1,598)	(53)

Increase (decrease) in cash and equivalents	(2,875)	12,535
Cash and equivalents at beginning of year	64,540	37,666
Cash and equivalents at June 30	61,665	50,201
Less cash and equivalents of discontinued operations at June 30	118	184
Cash and equivalents of continuing operations at June 30	$61,547	$50,017

See accompanying notes.

(5)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Electric Capital Services, Inc. (GECS) owns all of the common stock of General Electric Capital Corporation (GECC). All of our outstanding common stock is owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our parent, but which we have agreed to actively manage and control. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K or 2009 consolidated financial statements), which discusses our consolidation and financial statement presentation. GECS includes Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS).

As a wholly-owned subsidiary, GECS enters into various operating and financing arrangements with GE. Transactions between related companies are made on an arms-length basis, are eliminated and consist primarily of capital contributions from GE to GECS; GE customer receivables sold to GECS; GECS services for trade receivables management and material procurement; buildings and equipment (including automobiles) leased between GE and GECS; information technology (IT) and other services sold to GECS by GE; aircraft engines manufactured by GE that are installed on aircraft purchased by GECS from third-party producers for lease to others; and various investments, loans and allocations of GE corporate overhead costs.

Effective January 1, 2010, GE expanded the GE Capital Finance segment to include all of the continuing operations of GECC and renamed it GE Capital. In addition, the Transportation Financial Services business, previously reported in GECAS, is now included in CLL and our Consumer business in Italy, previously reported in Consumer, is now included in CLL. Details of total revenues and segment profit by operating segment can be found on page 41 of this report.

Beginning in the first quarter of 2010, we have included a separate line on the statement of cash flows for the effect of currency exchange rate changes on cash and equivalents. We had previously included the effect of currency exchange rate changes on cash and equivalents in “All other investing activities”, as the effect was insignificant.

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

We consolidated the assets and liabilities of these entities at amounts at which they would have been reported in our financial statements had we always consolidated them. We also deconsolidated certain entities where we did not meet the definition of the primary beneficiary under the revised guidance; however the effect was insignificant at January 1, 2010. The incremental effect on total assets and liabilities, net of our investment in these entities, was an increase of $30,572 million and $32,359 million, respectively, at January 1, 2010. The net reduction of total equity (including noncontrolling interests) was $1,787 million at January 1, 2010, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings. See Note 12 for additional information.

(6)

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

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In June 2010, we committed to sell our Consumer businesses in Indonesia and Argentina. Assets of $571 million and liabilities of $212 million were classified as held for sale at June 30, 2010.

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

Summarized financial information for discontinued operations is shown below:

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Total revenues	$(2)	$(2)	$(3)	$(8)

Loss from discontinued operations, net of taxes
Loss from operations	$(3)	$(62)	$(9)	$(70)
Loss on disposal	(185)	(131)	(566)	(127)
Total loss from discontinued operations, net of taxes	$(188)	$(193)	$(575)	$(197)

Assets of discontinued operations were $1,203 million and $1,470 million at June 30, 2010 and December 31, 2009, respectively, and primarily comprised a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business. Liabilities of discontinued operations were $1,214 million and $1,138 million at June 30, 2010 and December 31, 2009, respectively. During the first six months of 2010, we recorded incremental reserves of $566 million related to interest refund claims on the 2008 sale of GE Money Japan. During the first quarter of 2010, we also reduced tax reserves by $325 million related to resolution of an uncertain tax position in Japan, but were required to record an offsetting valuation allowance on our deferred tax asset in Japan.

(7)

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell Lake upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. As a result, we recognized an after-tax loss of $908 million in 2007 and an incremental loss in 2008 of $361 million. In connection with the sale, we reduced the proceeds on the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale may be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the agreement, with all claims in excess of 258 billion Japanese Yen (approximately $2,900 million) remaining our responsibility. The underlying portfolio to which this obligation relates is in runoff and interest rates were capped for all designated accounts by mid-2009.

We update our estimate of our share of expected losses quarterly. We recorded a reserve of $132 million in the second quarter of 2009 for our estimated share of incremental losses under the loss-sharing provisions of the agreement based on our experience at that time. In the last several months, our overall claims experience has developed unfavorably. While the number of new claims continues to decline from 2009, the pace of the decline has been slower than expected and claims severity has increased. We believe the level of excess interest refund claims has been impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. During the first quarter of 2010, we accrued $380 million of incremental reserves for these claims. In the second quarter of 2010, we accrued an additional $186 million of reserves for these claims. As of June 30, 2010, our liability for reimbursement of claims in excess of the statutory interest rate was $697 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. We continue to monitor incoming claims activity relative to our expected claims levels. Our current expectations are that the pace of incoming claims continues to decelerate, average exposure per claim remains consistent with recent levels and we see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant impact on the total amount of our liability. For example, our current model assumes incoming claims continue to decline at a rate of 11% per month. June daily claims declined at a rate higher than assumed in our model. Holding all other assumptions constant, if claims were to decline at rates of 9%, 6% or 3% and we assume no impact from our loss mitigation efforts, our estimate of our liability would increase by approximately $100 million, $400 million and $1,200 million, respectively.

Uncertainties around the impact of laws and regulations, challenging economic conditions, the runoff status of the underlying book of business and the effects of our mitigation efforts make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. Recent trends, including the effect of governmental actions, may continue to have an adverse effect on claims development. We will continue to review our estimated exposure quarterly, and make adjustments if required.

GE Money Japan revenues from discontinued operations were an insignificant amount in both the second quarter of 2010 and 2009 and both the first six months of 2010 and 2009, respectively. In total, GE Money Japan losses from discontinued operations, net of taxes, were $188 million and $136 million in the second quarters of 2010 and 2009, respectively, and $571 million and $132 million in the first six months of 2010 and 2009, respectively.

WMC

During the fourth quarter of 2007, we completed the sale of WMC, our U.S. mortgage business. WMC revenues from discontinued operations were $(2) million in both the second quarters of 2010 and 2009, and $(3) million and $(9) million in the first six months of 2010 and 2009, respectively. In total, WMC’s earnings (loss) from discontinued operations, net of taxes, were $1 million and $(5) million in the second quarters of 2010 and 2009, respectively, and $(3) million and $(11) million in the first six months of 2010 and 2009, respectively.

(8)

3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs) in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. None of our securities are classified as held to maturity.

	At
	June 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$21,914	$1,691	$(442)	$23,163	$23,410	$981	$(756)	$23,635
State and municipal	2,876	108	(207)	2,777	2,006	34	(246)	1,794
Residential mortgage-backed(a)	3,455	123	(492)	3,086	4,005	79	(766)	3,318
Commercial mortgage-backed	2,993	144	(260)	2,877	3,053	89	(440)	2,702
Asset-backed	2,908	86	(235)	2,759	2,994	48	(305)	2,737
Corporate – non-U.S.	2,301	99	(104)	2,296	1,831	59	(50)	1,840
Government – non-U.S.	2,585	78	(43)	2,620	2,902	63	(29)	2,936
U.S. government and
federal agency	1,380	66	(26)	1,420	2,628	46	–	2,674
Retained interests(b)	58	9	(26)	41	8,479	392	(40)	8,831
Equity
Available-for-sale	540	123	(39)	624	489	242	(5)	726
Trading	420	–	–	420	720	–	–	720
Total	$41,430	$2,527	$(1,874)	$42,083	$52,517	$2,033	$(2,637)	$51,913

(a)
Substantially collateralized by U.S. mortgages. Of our total RMBS portfolio at June 30, 2010, $2,039 million relates to securities issued by government sponsored entities and $1,047 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of individual financial institutions.

(b)	Included $1,918 million of retained interests at December 31, 2009 accounted for at fair value in accordance with ASC 815, Derivatives and Hedging. See Note 12.

The fair value of investment securities decreased to $42,083 million at June 30, 2010, from $51,913 million at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of ASU 2009-16 & 17 and maturities, partially offset by improved market conditions.

(9)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months		12 months or more
		Gross		Gross
	Estimated	unrealized	Estimated	unrealized
(In millions)	fair value	losses	fair value	losses

June 30, 2010
Debt
U.S. corporate	$1,373	$(43)	$3,216	$(399)
State and municipal	431	(23)	531	(184)
Residential mortgage-backed	692	(2)	1,356	(490)
Commercial mortgage-backed	366	(3)	1,327	(257)
Asset-backed	192	(22)	959	(213)
Corporate – non-U.S.	486	(32)	726	(72)
Government – non-U.S.	724	(3)	135	(40)
U.S. government and federal agency	250	(26)	–	–
Retained interests	–	–	14	(26)
Equity	209	(38)	6	(1)
Total	$4,723	$(192)	$8,270	$(1,682)

December 31, 2009
Debt
U.S. corporate	$3,146	$(88)	$4,880	$(668)
State and municipal	592	(129)	535	(117)
Residential mortgage-backed	118	(14)	1,678	(752)
Commercial mortgage-backed	167	(5)	1,293	(435)
Asset-backed	126	(11)	1,342	(294)
Corporate – non-U.S.	374	(18)	481	(32)
Government – non-U.S.	399	(4)	224	(25)
U.S. government and federal agency	–	–	–	–
Retained interests	208	(16)	27	(24)
Equity	92	(2)	10	(3)
Total	$5,222	$(287)	$10,470	$(2,350)

We adopted amendments to ASC 320 and recorded a cumulative effect adjustment to increase retained earnings as of April 1, 2009 of $62 million.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the first six months of 2010 have not changed from those described in our 2009 consolidated financial statements. See Note 3 to the consolidated financial statements in our 2009 Form 10-K, for additional information regarding these methodologies and inputs.

During the second quarter of 2010, we recorded pre-tax, other-than-temporary impairments of $101 million, of which $56 million was recorded through earnings and $45 million was recorded in accumulated other comprehensive income (AOCI). At April 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $214 million. During the second quarter, we recognized first time impairments of $36 million and incremental charges on previously impaired securities of $17 million. These amounts included $7 million related to securities that were subsequently sold.

(10)

During the first six months of 2010, we recorded pre-tax, other-than-temporary impairments of $259 million, of which $135 million was recorded through earnings and $124 million was recorded in AOCI. At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $172 million. During the first six months of 2010, we recognized first time impairments of $92 million and incremental charges on previously impaired securities of $35 million. These amounts included $39 million related to securities that were subsequently sold.

During the three months ended June 30, 2009, we recognized pre-tax, other-than-temporary impairments of $198 million, of which $97 million was recorded through earnings, and $101 million was recorded in AOCI. At April 1, 2009 cumulative impairments recognized in earnings associated with debt securities still held were $197 million. During the second quarter, we recognized first time impairments of $26 million and incremental charges on previously impaired securities of $42 million. There were no securities that had previously been impaired.

During the six months ended June 30, 2009, we recognized impairments of $430 million. Of the $430 million, $33 million was reclassified to retained earnings at April 1, 2009, as a result of the amendments to ASC 320, Investments – Debt and Equity Securities. Subsequent to April 1, 2009, first time and incremental credit impairments were $26 million and $42 million, respectively. There were no securities sold that had previously been impaired.

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due in
2010	$2,878	$2,907
2011-2014	6,221	6,420
2015-2019	4,202	4,245
2020 and later	17,755	18,704

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Gains	$40	$35	$133	$59
Losses, including impairments	(62)	(115)	(144)	(354)
Net	$(22)	$(80)	$(11)	$(295)

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

Proceeds from investment securities sales and early redemptions by the issuer totaled $3,631 million and $1,490 million in the second quarters of 2010 and 2009, respectively, and $7,575 million and $3,632 million in the first six months of 2010 and 2009, respectively, principally from the sales of short-term securities in our bank subsidiaries.

We recognized net pre-tax gains on trading securities of $4 million and $204 million in the second quarters of 2010 and 2009, respectively, and $19 million and $244 million in the first six months of 2010 and 2009, respectively.

(11)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

Financing receivables – net, consisted of the following.

	At
	June 30,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

Loans, net of deferred income	$294,016	$331,710	$290,586
Investment in financing leases, net of deferred income	48,339	55,209	54,445
	342,355	386,919	345,031
Less allowance for losses	(9,093)	(9,805)	(8,105)
Financing receivables – net(b)	$333,262	$377,114	$336,926

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)
Financing receivables at June 30, 2010 and December 31, 2009 included $1,621 million and $2,704 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per ASC 310, Receivables.

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

	At
	June 30,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

CLL(b)
Americas	$93,042	$99,666	$87,496
Europe	36,067	43,403	41,455
Asia	11,914	13,159	13,202
Other	2,727	2,836	2,836
	143,750	159,064	144,989
Consumer(b)
Non-U.S. residential mortgages	48,013	58,345	58,345
Non-U.S. installment and revolving credit	21,783	24,976	24,976
U.S. installment and revolving credit	42,946	47,171	23,190
Non-U.S. auto	10,012	13,344	13,344
Other	9,764	11,688	11,688
	132,518	155,524	131,543

Real Estate	44,006	48,673	44,841

Energy Financial Services	7,472	7,790	7,790

GECAS(b)	12,337	13,254	13,254

Other(c)	2,272	2,614	2,614
	342,355	386,919	345,031
Less allowance for losses	(9,093)	(9,805)	(8,105)
Total	$333,262	$377,114	$336,926

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

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

	At
	June 30,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

Loans requiring allowance for losses	$11,515	$9,541	$9,145
Loans expected to be fully recoverable	3,924	3,914	3,741
Total impaired loans	$15,439	$13,455	$12,886

Allowance for losses (specific reserves)	$3,033	$2,376	$2,331
Average investment during the period	14,182	(c)	8,493
Interest income earned while impaired(b)	206	(c)	227

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Recognized principally on cash basis.

(c)	Not applicable.

Impaired loans increased by $1,984 million from January 1, 2010, to June 30, 2010, primarily relating to increases at Real Estate. Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in impaired loans and related specific reserves at Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $8,281 million impaired loans at Real Estate at June 30, 2010, $5,892 million are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR. Such loans are classified as impaired, and specific reserves are determined based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate, or collateral value as a practical expedient in accordance with the requirements of ASC 310-10-35. As of June 30, 2010, TDRs included in impaired loans were $5,942 million, primarily relating to Real Estate ($2,127 million), Consumer ($1,918 million) and CLL ($1,835 million). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($364 million).

(13)

Allowance for Losses on Financing Receivables

	Balance	Adoption of		Balance	Provision				Balance
	December 31,	ASU 2009 -		January 1,	charged to		Gross		June 30,
(In millions)	2009	16 & 17	(a)	2010	operations	Other(b)	write-offs	Recoveries	2010

CLL(c)
Americas	$1,179	$66		$1,245	$630	$(10)	$(558)	$55	$1,362
Europe	575	–		575	137	(70)	(288)	28	382
Asia	244	(10)		234	108	(23)	(94)	9	234
Other	11	–		11	(1)	(2)	–	–	8

Consumer(c)
Non-U.S. residential
mortgages	949	–		949	184	(105)	(187)	51	892
Non-U.S. installment
and revolving credit	1,181	–		1,181	652	(114)	(987)	288	1,020
U.S. installment and
revolving credit	1,698	1,602		3,300	1,604	(1)	(2,400)	251	2,754
Non-U.S. auto	308	–		308	71	(43)	(204)	102	234
Other	300	–		300	165	(34)	(217)	43	257

Real Estate	1,494	42		1,536	645	(11)	(374)	1	1,797

Energy Financial
Services	28	–		28	24	1	–	–	53

GECAS(c)	104	–		104	35	–	(89)	–	50

Other	34	–		34	18	–	(3)	1	50
Total	$8,105	$1,700		$9,805	$4,272	$(412)	$(5,401)	$829	$9,093

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

(c)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(14)

	Balance	Provision					Balance
	January 1,	charged to			Gross		June 30,
(In millions)	2009	operations	Other	(a)	write-offs	Recoveries	2009

CLL(b)
Americas	$843	$736	$(33)		$(457)	$44	$1,133
Europe	311	323	–		(192)	36	478
Asia	163	120	(6)		(85)	7	199
Other	4	3	2		(1)	–	8

Consumer(b)
Non-U.S. residential
mortgages	381	560	59		(231)	59	828
Non-U.S. installment
and revolving credit	1,049	891	65		(1,092)	228	1,141
U.S. installment and
revolving credit	1,700	1,729	(497)		(1,438)	81	1,575
Non-U.S. auto	203	242	26		(297)	90	264
Other	226	160	(16)		(163)	27	234

Real Estate	301	344	10		(85)	–	570

Energy Financial
Services	58	32	2		–	–	92

GECAS(b)	58	1	(1)		–	–	58

Other	28	12	1		(14)	–	27
Total	$5,325	$5,153	$(388)		$(4,055)	$572	$6,607

(a)	Other primarily included the effects of securitization activity and currency exchange.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
	June 30,	December 31,
(In millions)	2010	2009

Goodwill	$27,143	$28,961

Other intangible assets
Intangible assets subject to amortization	$2,793	$3,479

(15)

Changes in goodwill balances follow.

			Dispositions,
	Balance		currency	Balance
	January 1,		exchange	June 30,
(In millions)	2010	Acquisitions	and other	2010

CLL(a)	$14,053	$–	$(656)	$13,397
Consumer(a)	11,443	–	(482)	10,961
Real Estate	1,189	–	(112)	1,077
Energy Financial Services	2,119	–	(557)	1,562
GECAS	157	–	(11)	146
Total	$28,961	$–	$(1,818)	$27,143

(a)	Reflected the transfer of the Consumer business in Italy during the first quarter of 2010 from Consumer to CLL, resulting in a related movement of beginning goodwill balance of $18 million.

Goodwill balances decreased $1,818 million during the first six months of 2010, primarily as a result of the stronger U.S. dollar ($1,145 million) and the deconsolidation of Regency Energy Partners L.P. (Regency) at Energy Financial Services ($557 million). Our reporting units and related goodwill balances are CLL ($13,397 million), Consumer ($10,961 million), Real Estate ($1,077 million), Energy Financial Services ($1,562 million) and GECAS ($146 million) at June 30, 2010.

On May 26, 2010, we sold our general partnership interest in Regency, a midstream natural gas service provider, and retained a 21% limited partnership interest. This resulted in the deconsolidation of Regency and the remeasurement of our limited partnership interest to fair value. We recorded a pre-tax gain of $119 million, which is reported in Revenues from services.

Intangible Assets Subject to Amortization

	At
	June 30, 2010			December 31, 2009
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,527	$(708)	$819	$1,831	$(690)	$1,141
Patents, licenses and trademarks	614	(508)	106	630	(461)	169
Capitalized software	1,972	(1,453)	519	2,183	(1,567)	616
Lease valuations	1,643	(831)	812	1,754	(793)	961
Present value of future profits	889	(452)	437	921	(470)	451
All other	361	(261)	100	444	(303)	141
Total	$7,006	$(4,213)	$2,793	$7,763	$(4,284)	$3,479

Amortization related to intangible assets subject to amortization was $193 million and $248 million for the three months ended June 30, 2010 and 2009, respectively. Amortization related to intangible assets subject to amortization for the six months ended June 30, 2010 and 2009, was $353 million and $437 million, respectively.

(16)

6. BORROWINGS AND BANK DEPOSITS

Borrowings are summarized in the following table.

	At
(In millions)	June 30,	December 31,
	2010	2009
Short-term borrowings
Commercial paper
U.S.	$36,330	$37,775
Non-U.S.	9,647	9,525
Current portion of long-term borrowings(a)(b)(c)	63,000	69,883
GE Interest Plus notes(d)	8,354	7,541
Other(c)	3,680	6,413
Total short-term borrowings	$121,011	$131,137

Long-term borrowings
Senior unsecured notes(a)(b)	$269,641	$305,306
Subordinated notes(e)	2,411	2,686
Subordinated debentures(f)	6,952	7,647
Other(c)(g)	10,764	10,752
Total long-term borrowings	$289,768	$326,391

Non-recourse borrowings of consolidated securitization entities(h)	$33,411	$3,883

Bank deposits(i)	$37,471	$38,923

Total borrowings and bank deposits	$481,661	$500,334

(a)
GECC had issued and outstanding $58,045 million and $59,336 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at June 30, 2010 and December 31, 2009, respectively. Of the above amounts $13,000 million and $5,841 million is included in current portion of long-term borrowings at June 30, 2010 and December 31, 2009, respectively.

(b)
Included in total long-term borrowings was $2,624 million and $3,138 million of obligations to holders of guaranteed investment contracts at June 30, 2010 and December 31, 2009, respectively. GECC could be required to repay up to approximately $2,500 million if its long-term credit rating were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1.

(c)
Included $10,400 million and $10,604 million of secured funding at June 30, 2010 and December 31, 2009, respectively, of which $3,795 million and $5,667 million is non-recourse to GECS at June 30, 2010 and December 31, 2009, respectively.

(d)	Entirely variable denomination floating rate demand notes.

(e)	Included $417 million of subordinated notes guaranteed by GE at both June 30, 2010 and December 31, 2009.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Included $1,533 million and $1,649 million of covered bonds at June 30, 2010 and December 31, 2009, respectively. If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize these bonds in an amount up to $707 million.

(h)
Included at June 30, 2010 was $2,100 million of commercial paper, $11,674 million of current portion of long-term borrowings and $19,637 million of long-term borrowings related to former QSPEs consolidated on January 1, 2010 upon our adoption of ASU 2009-16 & 17, previously consolidated liquidating securitization entities and other on-book securitization borrowings. Included at December 31, 2009, was $2,424 million of commercial paper, $378 million of current portion of long-term borrowings and $1,081 million of long-term borrowings issued by consolidated liquidating securitization entities. See Note 12.

(i)
Included $19,816 million and $21,252 million of deposits in non-U.S. banks at June 30, 2010 and December 31, 2009, respectively, and $10,882 million and $10,476 million of certificates of deposits distributed by brokers with maturities greater than one year at June 30, 2010 and December 31, 2009, respectively.

(17)

7. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were:

	At
	June 30,	December 31,
(In millions)	2010	2009

Unrecognized tax benefits	$4,368	$4,763
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,523	2,726
Accrued interest on unrecognized tax benefits	1,005	919
Accrued penalties on unrecognized tax benefits	67	73
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-1,600	0-1300
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-1,150	0-900

(a)	Some portion of such reduction may be reported as discontinued operations.

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

GE and GECS file a consolidated U.S. federal income tax return. The GECS provision for current tax expense includes its effect on the consolidated return. The effect of GECS on the consolidated liability is generally settled in cash as GE tax payments are due. The effect of GECS on the amount of the GE consolidated tax liability from the formation of the GE NBC Universal joint venture will be settled in cash when it otherwise would have reduced the liability of the GE group absent the tax on formation.

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

(18)

8. SHAREOWNER’S EQUITY

A summary of increases (decreases) in GECS shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Net earnings attributable to GECS	$634	$174	$786	$1,149
Investment securities – net	632	1,557	725	921
Currency translation adjustments – net	(2,649)	4,801	(4,008)	1,752
Cash flow hedges – net	88	554	501	1,250
Benefit plans – net	23	(17)	65	(9)
Total	$(1,272)	$7,069	$(1,931)	$5,063

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

Changes to noncontrolling interests during the second quarter of 2010 resulted from net earnings $(13) million, dividends $(5) million, the effects of deconsolidating Regency $(979) million, AOCI $(29) million and other $(34) million. Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

Changes to noncontrolling interests during the first six months of 2010 resulted from net earnings $(10) million, dividends $(8) million, the effects of deconsolidating Regency $(979) million, AOCI $(20) million and other $67 million. Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

Changes to noncontrolling interests during the second quarter of 2009 resulted from net earnings $17 million, dividends $(3) million, AOCI $(3) million and other $(6) million. Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

Changes to noncontrolling interests during the first six months of 2009 resulted from net earnings $63 million, dividends $(6) million, the effects of deconsolidating Penske Truck Leasing Co., L.P. (PTL) $(331) million, AOCI $(22) million and other $1 million. Changes to the individual components of AOCI attributable to noncontrolling interests were insignificant.

During the first quarter of 2009, GE made a $9,500 million capital contribution to us. We subsequently contributed $8,250 million to GECC and purchased one share of its common stock for $500 million.

(19)

9. REVENUES FROM SERVICES

Revenues from services are summarized in the following table.

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Interest on loans(a)	$5,604	$5,080	$11,330	$10,180
Equipment leased to others	2,769	2,927	5,530	6,412
Fees(a)	1,224	1,099	2,489	2,259
Investment income(a)(b)	518	993	1,086	1,658
Financing leases(a)	703	830	1,459	1,738
Premiums earned by insurance activities	490	500	979	1,010
Net securitization gains(a)	–	394	–	720
Real estate investments	354	371	631	718
Associated companies(c)	460	309	1,057	474
Other items(d)(e)	858	749	1,309	2,267
Total	$12,980	$13,252	$25,870	$27,436

(a)
On January 1, 2010, we adopted ASU 2009-16 & 17 which required us to consolidate substantially all of our former QSPEs. As a result, 2010 Revenues from services include interest and fee income from these entities, which were not presented on a consolidated basis in 2009. Also beginning in 2010, we no longer record gains for substantially all of our securitizations as they are recorded as on-book financings. See Note 12.

(b)
Included net other-than-temporary impairments on investment securities of $56 million and $97 million in the second quarters of 2010 and 2009, respectively, and $135 million and $329 million in the first six months of 2010 and 2009, respectively. See Note 3.

(c)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at June 30, 2010 and December 31, 2009 of $207,605 million and $137,075 million, respectively. Assets were primarily financing receivables of $110,269 million and $82,873 million at June 30, 2010 and December 31, 2009, respectively. Total liabilities were $173,188 million and $118,708 million, consisted primarily of bank deposits of $96,430 million and $69,573 million at June 30, 2010 and December 31, 2009, respectively, and debt of $59,216 million and $48,677 million at June 30, 2010 and December 31, 2009, respectively. Revenues in the second quarters of 2010 and 2009 totaled $4,750 million and $5,125 million, respectively, and net earnings in the second quarters of 2010 and 2009 totaled $1,153 million and $554 million, respectively. Revenues in the first six months of 2010 and 2009 totaled $9,716 million and $9,340 million, respectively, and net earnings in the first six months of 2010 and 2009 totaled $2,032 million and $1,163 million, respectively.

(d)
Included a gain on the sale of a limited partnership interest in PTL and a related gain on the remeasurement of the retained investment to fair value totaling $296 million in the first quarter of 2009.

(e)
Included a gain of $343 million on the remeasurement to fair value of our equity method investment in BAC Credomatic GECF Inc. (BAC), following our acquisition of a controlling interest in the second quarter of 2009.

10. FAIR VALUE MEASUREMENTS

For a description on how we estimate fair value, see Note 1 to the consolidated financial statements in our 2009 Form 10-K for information.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $27,329 million and $25,729 million at June 30, 2010 and December 31, 2009, respectively, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $6,168 million and $6,629 million at June 30, 2010 and December 31, 2009, respectively, supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. Such securities are mainly investment-grade.

(20)

(In millions)							Netting
	Level 1	(a)	Level 2	(a)	Level 3	(b)	adjustment	(c)	Net balance
June 30, 2010
Assets
Investment securities
Debt
U.S. corporate	$185		$19,673		$3,305		$–		$23,163
State and municipal	–		2,539		238		–		2,777
Residential mortgage-backed	–		2,955		131		–		3,086
Commercial mortgage-backed	–		2,825		52		–		2,877
Asset-backed	–		874		1,885		–		2,759
Corporate - non-U.S.	137		1,074		1,085		–		2,296
Government - non-U.S.	933		1,544		143		–		2,620
U.S. government and federal agency	47		1,120		253		–		1,420
Retained interests(d)	–		–		41		–		41
Equity
Available-for-sale	456		151		17		–		624
Trading	420		–		–		–		420
Derivatives(e)	–		11,621		677		(4,533)		7,765
Other(f)	–		–		486		–		486
Total	$2,178		$44,376		$8,313		$(4,533)		$50,334
Liabilities
Derivatives	$–		$6,466		$488		$(4,541)		$2,413
Other	–		29		–		–		29
Total	$–		$6,495		$488		$(4,541)		$2,442

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

(b)
Level 3 investment securities valued using non-binding broker quotes totaled $748 million and $1,055 million at June 30, 2010 and December 31, 2009, respectively, and were classified as available-for-sale securities.

(c)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(d)	Substantially all of our retained interests were consolidated in connection with our adoption of ASU 2009-16 & 17 on January 1, 2010.

(e)
The fair value of derivatives included an adjustment for non-performance risk. At June 30, 2010 and December 31, 2009, the cumulative adjustment was a gain of $8 million and $12 million, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(f)	Included private equity investments and loans designated under the fair value option.

(21)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Three Months Ended June 30, 2010

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	April 1,	included in		comprehensive	and	out of		June 30,	June 30,
	2010	earnings	(a)	income	settlements	Level 3	(b)	2010	2010	(c)

Investment securities
Debt
U.S. corporate	$2,985	$15		$34	$278	$(7)		$3,305	$–
State and municipal	243	–		(5)	–	–		238	–
Residential
mortgage-backed	133	–		(7)	(1)	6		131	–
Commercial
mortgage-backed	116	–		(5)	(62)	3		52	–
Asset-backed	1,862	12		4	78	(71)		1,885	–
Corporate - non-U.S.	1,203	2		(57)	(26)	(37)		1,085	(7)
Government -
non-U.S.	148	–		(21)	16	–		143	–
U.S. government and
federal agency	269	–		(15)	(1)	–		253	–
Retained interests	43	(1)		1	(2)	–		41	–
Equity
Available-for-sale	19	–		(1)	–	(1)		17	1
Trading	–	–		–	–	–		–	–
Derivatives(d)	171	40		5	8	–		224	42
Other	497	1		(45)	5	28		486	(1)
Total	$7,689	$69		$(112)	$293	$(79)		$7,860	$35

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $35 million not reflected in the fair value hierarchy table.

(22)

Changes in Level 3 Instruments for the Three Months Ended June 30, 2009

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	April 1,	included in		comprehensive	and	out of		June 30,	June 30,
	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities
Debt
U.S. corporate	$2,635	$21		$200	$20	$24		$2,900	$1
State and municipal	89	–		44	(1)	25		157	–
Residential
mortgage-backed	106	–		–	–	(44)		62	–
Commercial
mortgage-backed	58	–		–	–	(8)		50	–
Asset-backed	1,580	2		124	122	(14)		1,814	–
Corporate - non-U.S.	595	(4)		96	(36)	(12)		639	–
Government -
non-U.S.	128	–		15	3	(3)		143	–
U.S. government and
federal agency	146	–		120	–	–		266	–
Retained interests	6,444	350		127	604	–		7,525	124
Equity
Available-for-sale	16	1		3	(1)	–		19	–
Trading	–	–		–	–	–		–	–
Derivatives(d)(e)	897	(17)		(22)	(118)	12		752	(102)
Other	512	(9)		28	40	–		571	(11)
Total	$13,206	$344		$735	$633	$(20)		$14,898	$12

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Losses from derivatives were more than offset by $66 million in gains from related derivatives included in Level 2 and $5 million in gains from qualifying fair value hedges.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $57 million not reflected in the fair value hierarchy table.

(23)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2010

(In millions)					Net realized/					Net change
					unrealized					in unrealized
					gains (losses)					gains (losses)
			Net realized/		included in					relating to
			unrealized		accumulated	Purchases,	Transfers			instruments
			gains(losses)		other	issuances	in and/or			still held at
	January 1,		included in		comprehensive	and	out of		June 30,	June 30,
	2010	(a)	earnings	(b)	income	settlements	Level 3	(c)	2010	2010	(d)

Investment securities
Debt
U.S. corporate	$3,244		$31		$83	$(47)	$(6)		$3,305	$–
State and municipal	173		–		69	(4)	–		238	–
Residential
mortgage-backed	123		–		10	(1)	(1)		131	–
Commercial
mortgage-backed	1,038		30		(3)	(1,013)	–		52	–
Asset-backed	1,872		21		27	62	(97)		1,885	–
Corporate - non-U.S.	1,206		(2)		(77)	153	(195)		1,085	(20)
Government -
non-U.S.	176		–		(23)	15	(25)		143	–
U.S. government and
federal agency	282		–		(27)	(2)	–		253	–
Retained interests	45		(1)		2	(5)	–		41	–
Equity
Available-for-sale	19		–		(1)	–	(1)		17	1
Trading	–		–		–	–	–		–	–
Derivatives(e)	205		117		(2)	(47)	(49)		224	63
Other	549		–		(68)	5	–		486	(1)
Total	$8,932		$196		$(10)	$(884)	$(374)		$7,860	$43

(a)	Included $1,015 million in debt securities, a reduction in retained interest of $8,782 million and a reduction in derivatives of $365 million related to adoption of ASU 2009-16 & 17.

(b)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(c)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(d)	Represented the amount of unrealized gains or losses for the period included in earnings.

(e)	Represented derivative assets net of derivative liabilities and included cash accruals of $35 million not reflected in the fair value hierarchy table.

(24)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2009

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	issuances	in and/or			still held at
	January 1,	included in		comprehensive	and	out of		June 30,	June 30,
	2009	earnings	(a)	income	settlements	Level 3	(b)	2009	2009	(c)

Investment securities
Debt
U.S. corporate	$3,046	$33		$63	$(63)	$(179)		$2,900	$–
State and municipal	247	–		(107)	(8)	25		157	–
Residential
mortgage-backed	173	–		(15)	(20)	(76)		62	–
Commercial
mortgage-backed	66	–		(8)	–	(8)		50	–
Asset-backed	1,605	9		227	114	(141)		1,814	–
Corporate - non-U.S.	659	(13)		15	35	(57)		639	–
Government -
non-U.S.	424	–		(4)	3	(280)		143	–
U.S. government and
federal agency	183	–		84	(1)	–		266	–
Retained interests	6,356	648		171	350	–		7,525	198
Equity
Available-for-sale	23	(1)		3	(1)	(5)		19	–
Trading	–	–		–	–	–		–	–
Derivatives(d)	956	8		(66)	(180)	34		752	(113)
Other	551	(19)		10	29	–		571	(21)
Total	$14,289	$665		$373	$258	$(687)		$14,898	$64

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

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

(25)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at June 30, 2010 and at December 31, 2009.

	Remeasured during		Remeasured during
	the six months ended		the year ended
	June 30, 2010		December 31, 2009
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$138	$7,170	$81	$5,420
Cost and equity method investments(a)	–	504	–	1,006
Long-lived assets, including real estate	294	4,907	435	5,044
Retained investments in formerly
consolidated subsidiaries(b)	–	–	–	5,903
Total	$432	$12,581	$516	$17,373

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $113 million and $409 million at June 30, 2010 and December 31, 2009, respectively.

(b)	During the first six months ended June 30, 2010, we had a retained investment in Regency, a formerly consolidated subsidiary, in Level 1 that was remeasured to a fair value of $549 million.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2010 and June 30, 2009.

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Financing receivables and loans held for sale	$(684)	$(430)	$(1,211)	$(717)
Cost and equity method investments(a)	(40)	(256)	(94)	(479)
Long-lived assets, including real estate	(747)	(180)	(1,348)	(303)
Retained investments in formerly consolidated
subsidiaries	109	11	109	237
Total	$(1,362)	$(855)	$(2,544)	$(1,262)

(a)
Includes fair value adjustments associated with private equity and real estate funds of $13 million and $74 million in the second quarters of 2010 and 2009, respectively, and $26 million and $171 million for the first six months of 2010 and 2009, respectively.

11. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Condensed Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes financing leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments identified below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 15 to the consolidated financial statements in our 2009 Form 10-K.

(26)

	At
	June 30, 2010			December 31, 2009
		Assets (liabilities)			Assets (liabilities)
(In millions)	Notional	Carrying	Estimated	Notional	Carrying	Estimated
	amount	amount (net)	fair value	amount	amount (net)	fair value
Assets
Loans(b)	$ (a)	$285,409	$279,746	$ (a)	$283,135	$269,283
Other commercial mortgages	(a)	1,062	1,149	(a)	1,151	1,198
Loans held for sale	(a)	265	271	(a)	1,303	1,343
Other financial instruments(c)	(a)	2,082	2,493	(a)	2,096	2,385
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(481,661)	(487,574)	(a)	(500,334)	(506,148)
Investment contract benefits	(a)	(3,837)	(4,456)	(a)	(3,940)	(4,397)
Guaranteed investment contracts	(a)	(7,145)	(6,870)	(a)	(8,310)	(8,394)
Insurance - credit life(e)	1,574	(80)	(54)	1,595	(80)	(53)

(a)	These financial instruments do not have notional amounts.

(b)	Amounts at June 30, 2010 reflect our adoption of ASU 2009-16 & 17 on January 1, 2010. See Notes 4, 6 and 12.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2010 and December 31, 2009 would have been reduced by $3,844 million and $2,856 million, respectively.

(e)	Net of reinsurance of $2,600 million and $2,800 million at June 30, 2010 and December 31, 2009, respectively.

Loan Commitments

	Notional amount at
	June 30,	December 31,
(In millions)	2010	2009

Ordinary course of business lending commitments(a)(b)	$5,231	$6,676
Unused revolving credit lines(c)
Commercial	29,556	31,803
Consumer - principally credit cards	255,602	231,880

(a)	Excluded investment commitments of $2,687 million and $2,659 million as of June 30, 2010 and December 31, 2009, respectively.

(b)
Included a $920 million and $972 million commitment as of June 30, 2010 and December 31, 2009, respectively, associated with a secured financing arrangement that can increase to a maximum of $5,000 million and $4,998 million based on the asset volume under the arrangement as of June 30, 2010 and December 31, 2009, respectively.

(c)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,890 million and $13,889 million as of June 30, 2010 and December 31, 2009, respectively.

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

(27)

Of the outstanding notional amount of $286,000 million at June 30, 2010, approximately 94% or $268,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases, providing certain derivatives and/or support arrangements to our customers, and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. In certain cases, the hedged item is already recorded in earnings currently, such as when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. In such instances, hedge accounting is not necessary and the derivatives are classified as freestanding.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At June 30, 2010		At December 31, 2009
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$6,675	$2,542	$4,477	$3,469
Currency exchange contracts	3,675	2,755	4,199	2,325
Other contracts	–	–	10	4
	10,350	5,297	8,686	5,798

Derivatives not accounted for as hedges
Interest rate contracts	413	699	966	888
Currency exchange contracts	1,278	903	1,319	463
Other contracts	257	55	329	105
	1,948	1,657	2,614	1,456
Netting adjustment(a)	(4,533)	(4,541)	(3,618)	(3,630)

Total	$7,765	$2,413	$7,682	$3,624

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At June 30, 2010 and December 31, 2009, the cumulative adjustment for non-performance risk was a gain of $8 million and $12 million, respectively.

(28)

Fair value hedges

We use interest rate and currency exchange derivatives primarily to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. The following tables provide information about the earnings effects of our fair value hedging relationships for the three and six months ended June 30, 2010 and 2009.

		Three months ended
		June 30, 2010		June 30, 2009
(In millions)		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		on hedging	on hedged	on hedging	on hedged
	Financial statement caption	derivatives	items	derivatives	items

Interest rate contracts	Interest	$2,551	$(2,721)	$(4,243)	$4,260
Currency exchange contracts	Interest	11	(15)	(91)	83

Fair value hedges resulted in $(174) million and $9 million of ineffectiveness of which $(1) million and $(48) million reflects amounts excluded from the assessment of effectiveness for the three months ended June 30, 2010 and 2009, respectively.

		Six months ended
		June 30, 2010		June 30, 2009
(In millions)		Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
		on hedging	on hedged	on hedging	on hedged
	Financial statement caption	derivatives	items	derivatives	items

Interest rate contracts	Interest	$3,811	$(4,130)	$(5,180)	$5,246
Currency exchange contracts	Interest	(9)	1	(1,058)	1,032

Fair value hedges resulted in $(327) million and $40 million of ineffectiveness for the six months ended June 30, 2010 and 2009, respectively, of which $(75) million reflects amounts excluded from the assessment of effectiveness for the six months ended June 30, 2009.

Cash flow hedges and net investment hedges in foreign operations

We use interest rate, currency exchange and commodity derivatives to reduce the variability of expected future cash flows associated with variable rate borrowings and commercial purchase and sale transactions, including commodities. For derivatives that are designated in a cash flow hedging relationship, the effective portion of the change in fair value of the derivative is reported as a component of AOCI and reclassified into earnings contemporaneously and in the same caption with the earnings effects of the hedged transaction. Hedge ineffectiveness is recognized in earnings, primarily in “Revenues from services” each reporting period.

We use currency exchange derivatives to protect our net investments in global operations conducted in non-U.S. dollar currencies. For derivatives that are designated as hedges of net investment in a foreign operation, we assess effectiveness based on changes in spot currency exchange rates. Changes in spot rates on the derivative are recorded as a component of AOCI until such time as the foreign entity is substantially liquidated or sold. The change in fair value of the forward points, which reflects the interest rate differential between the two countries on the derivative, are excluded from the effectiveness assessment and are recorded currently in “Interest”.

The following tables provide information about the amounts recorded in AOCI for the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2010 and 2009, as well as the amounts recorded in each caption in the Condensed Statement of Current and Retained Earnings when derivative amounts are reclassified out of AOCI related to our cash flow hedges and net investment hedges.

(29)

				Gain (loss) reclassified
	Gain (loss) recognized in AOCI			from AOCI into earnings
	for the three months ended			for the three months ended
	June 30,	June 30,		June 30,	June 30,
	2010	2009	Financial statement caption	2010	2009
(In millions)

Cash flow hedges
Interest rate contracts	$(214)	$577	Interest	$(354)	$(558)
			Revenues from services	3	–

Currency exchange
contracts	(1,071)	1,553	Interest	(90)	997
			Revenues from services	(951)	207
Commodity contracts	3	14	Revenues from services	–	24

Total	$(1,282)	$2,144		$(1,392)	$670

	Gain (loss) recognized in CTA			Gain (loss) reclassified from CTA
	for the three months ended			for the three months ended
	June 30,	June 30,		June 30,	June 30,
(In millions)	2010	2009	Financial statement caption	2010	2009

Net investment hedges
Currency exchange
contracts	$1,813	$(5,629)	Revenues from services	$(9)	$9

				Gain (loss) reclassified
	Gain (loss) recognized in AOCI			from AOCI into earnings
	for the six months ended			for the six months ended
	June 30,	June 30,		June 30,	June 30,
	2010	2009	Financial statement caption	2010	2009
(In millions)

Cash flow hedges
Interest rate contracts	$(444)	$676	Interest	$(774)	$(1,044)
			Revenues from services	5	–

Currency exchange
contracts	(1,417)	2,122	Interest	(90)	996
			Revenues from services	(1,488)	(62)
Commodity contracts	5	15	Revenues from services	–	24

Total	$(1,856)	$2,813		$(2,347)	$(86)

	Gain (loss) recognized in CTA			Gain (loss) reclassified from CTA
	for the six months ended			for the six months ended
	June 30,	June 30,		June 30,	June 30,
(In millions)	2010	2009	Financial statement caption	2010	2009

Net investment hedges
Currency exchange
contracts	$2,217	$(3,274)	Revenues from services	$(9)	$(30)

Of the total pre-tax amount in AOCI at June 30, 2010, $2,173 million related to cash flow hedges of forecasted transactions of which we expect to transfer $1,203 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the first six months of 2010 and 2009, we recognized insignificant gains and losses related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2010 and 2009, the maximum term of derivative instruments that hedge forecasted transactions was 26 years and 27 years, respectively, and related to hedges of anticipated interest payments associated with external debt.

(30)

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts primarily appear in "Revenues from services" and totaled $7 million and $9 million for the three months ended June 30, 2010 and 2009, respectively, of which $(17) million represents amounts excluded from the assessment of effectiveness for the three months ended June 30, 2009. These amounts totaled $(27) million and $2 million for the six months ended June 30, 2010 and 2009, respectively, of which $(15) million represents amounts excluded from the assessment of effectiveness for the six months ended June 30, 2009.

Amounts from net investment hedges related to the change in the fair value of the forward points were $(213) million and $(167) million for the three months ended June 30, 2010 and 2009, respectively, and $(412) million and $(557) million for the six months ended June 30, 2010 and 2009, respectively.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in “Revenues from services,” based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Losses for the first six months of 2010 on derivatives not designated as hedges were $(1,331) million comprised of amounts related to interest rate contracts of $178 million, currency exchange contracts of $(1,489) million, and other derivatives of $(20) million. These losses of $(1,331) million were more than offset by the earnings effects from the underlying items that were economically hedged. Gains for the first six months of 2009 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $255 million comprised of amounts related to interest rate contracts of $247 million, currency exchange contracts of $(66) million, and other derivatives of $74 million.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At June 30, 2010, our exposure to counterparties, net of collateral we hold, was $1,006 million. The fair value of such collateral was $8,336 million, of which $2,163 million was cash and $6,173 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,229 million at June 30, 2010.

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $2,413 million subject to these provisions, after consideration of collateral posted by us, was $814 million at June 30, 2010.

More information regarding our counterparty credit risk and master agreements can be found in Note 15 to the consolidated financial statements in our 2009 Form 10-K.

(31)

Support of customer derivatives

For information related to support of customer derivatives, see Note 15 to the consolidated financial statements in our 2009 Form 10-K. The fair value of support agreements was $21 million and $24 million at June 30, 2010 and December 31, 2009, respectively. Because we are supporting the performance of the customer under these arrangements, our exposure to loss at any point in time is limited to the fair value of the customer’s derivative contracts that are in a liability position. The aggregate fair value of customer derivative contracts in a liability position at June 30, 2010 and December 31, 2009, was $215 million and $260 million, respectively, before consideration of any offsetting effect of collateral. At June 30, 2010 and December 31, 2009, collateral value was sufficient to cover the loan amount and the fair value of the customer’s derivative, in the event we had been called upon to perform under the derivative. Given our underwriting criteria, we believe that the likelihood that we will be required to perform under these arrangements is remote.

12. VARIABLE INTEREST ENTITIES

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as alternative funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GECS-supported and third-party VIEs to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest group of VIEs that we are involved with are QSPEs, which under guidance in effect through December 31, 2009 were excluded from the scope of consolidation standards based on their characteristics. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE or QSPE. We did not provide non-contractual support for previously transferred financing receivables to any VIE or QSPE in 2010 or 2009.

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

In evaluating whether we have the power to direct, as defined in the standard, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

(32)

In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings (losses), subordination of our interests relative to those of other investors, contingent payments, as well as other contractual arrangements that have potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

As of January 1, 2010 and subsequently, we evaluated all entities that fall within the scope of the amended ASC 810 to determine whether we were required to consolidate or deconsolidate them based on the approach described above. In addition to the securitization QSPEs described above, we were required to consolidate assets of VIEs related to direct investments in entities that hold loans and fixed income securities, and a small number of companies to which we have extended loans in the ordinary course of business and have subsequently been subject to a TDR. The incremental effect of these entities on our total assets and liabilities, net of our investment in them, was an increase of approximately $30,572 million and $32,359 million, respectively, at January 1, 2010. There also was a net reduction of total equity (including noncontrolling interests) of approximately $1,787 million at January 1, 2010, principally related to the reversal of previously recognized securitization gains as a cumulative effect adjustment to retained earnings.

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE’s economic performance, typically because of our role as either servicer or manager for the VIE. Our consolidated VIEs fall into four main groups, which are further described below:

•
Trinity is a group of sponsored special purpose entities that holds investment securities, the majority of which are investment grade and are funded by the issuance of GICs. These entities were consolidated in 2003, and ceased issuing new investment contracts beginning in the first quarter of 2010.

If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC would be required to provide approximately $1,896 million to such entities as of June 30, 2010 pursuant to letters of credit issued by GECC. To the extent that the entities’ liabilities exceed the ultimate value of the proceeds from the sale of their assets and the amount drawn under the letters of credit, GECC could be required to provide such excess amount. As the borrowings of these entities are already reflected in our consolidated Statement of Financial Position, there would be no change in our debt if this were to occur. As of June 30, 2010, the carrying value of the liabilities of these entities’ was $7,329 million and the fair value of their assets was $6,563 million (which included net unrealized losses on investment securities of $949 million). With respect to these investment securities, we intend to hold them at least until such time as their individual fair values exceed their amortized cost. We have the ability to hold all such debt securities until maturity.

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

(33)

If the short-term credit rating of GECC or these entities were reduced below A–1+/P–1, GECC would be required to provide substitute liquidity for those entities or provide funds to retire the outstanding commercial paper. The maximum net amount that we would be required to provide in the event of such a downgrade is determined by contract, and totaled $2,161 million at June 30, 2010. As the borrowings of these entities are reflected in our Statement of Financial Position, our total debt would not change as a result of such an event.

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

(34)

The table below summarizes the assets and liabilities of consolidated VIEs described above.

			Consolidated
			Liquidating
			Securitization		Securitization
(In millions)	Trinity	(a)	Entities	(a)	QSPEs	(b)(c)	Other	(c)	Total

June 30, 2010
Assets
Financing receivables, net	$–		$2,222		$36,758		$4,204		$43,184
Investment securities	6,168		–		–		957		7,125
Other assets(d)	395		23		627		2,075		3,120
Total	$6,563		$2,245		$37,385		$7,236		$53,429

Liabilities
Borrowings(d)	$–		$–		$239		$852		$1,091
Non-recourse borrowings of
consolidated securitization entities	–		2,100		28,786		1,810		32,696
Other liabilities(d)	7,329		60		544		1,902		9,835
Total	$7,329		$2,160		$29,569		$4,564		$43,622

December 31, 2009
Assets
Financing receivables, net	$–		$2,576		$–		$4,276		$6,852
Investment securities	6,629		–		–		944		7,573
Other assets(d)	716		32		–		1,357		2,105
Total	$7,345		$2,608		$–		$6,577		$16,530

Liabilities
Borrowings(d)	$–		$–		$–		$1,694		$1,694
Non-recourse borrowings of
consolidated securitization entities	–		2,424		–		684		3,108
Other liabilities(d)	8,519		80		–		1,403		10,002
	$8,519		$2,504		$–		$3,781		$14,804

(a)	Entities consolidated on July 1, 2003 or January 1, 2004 as a result of amendments to U.S. GAAP.

(b)	Entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17.

(c)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. We have not entered into additional arrangements since that date. Liquidity and credit support was $1,060 million at June 30, 2010 and $2,088 million at December 31, 2009.

(d)	Other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

Revenues from services from our consolidated VIEs were $1,785 million and $3,674 million in the second quarter and first six months of 2010, respectively. Related expenses consisted primarily of provisions for losses of $279 million and $747 million and interest of $205 million and $415 million in the second quarter and the first six months of 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECS and the VIEs, which are eliminated in consolidation.

(35)

The collateral and outstanding debt in Securitization QSPEs at June 30, 2010 and December 31, 2009 is provided below.

	Credit card
(In millions)	receivables	Real estate	Equipment(a)	Other	Total

June 30, 2010
Asset amount outstanding	$22,051	$4,779	$8,945	$2,917	$38,692
Outstanding debt	13,511	4,616	7,621	3,277	29,025

December 31, 2009
Asset amount outstanding	$25,573	$7,381	$10,414	$3,528	$46,896
Outstanding debt	18,799	7,367	9,312	4,206	39,684

(a)	Included floorplan receivables.

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

Unconsolidated VIEs at June 30, 2010 include our non-controlling stake in PTL ($5,637 million); investments in real estate entities ($1,749 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; and investments in joint ventures that purchase factored receivables ($1,160 million). Substantially all of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The largest unconsolidated VIE with which we are involved is PTL, which is a truck rental and leasing joint venture. The total consolidated assets and liabilities of PTL at December 31, 2008 were $7,444 million and $1,339 million, respectively. As part of our strategy to reduce our investment in the equipment management market, we reduced our partnership interest in PTL from 79% at December 31, 2005 to 50.9% at December 31, 2008 through a series of dispositions to Penske Truck Leasing Corporation (PTLC), the general partner of PTL, and an entity affiliated with PTLC. In addition, in the first quarter of 2009, we sold a 1% partnership interest in PTL, a previously consolidated VIE, to PTLC. The disposition of this partnership interest, coupled with our resulting minority position on the PTL advisory committee and related changes in our contractual rights, resulted in the deconsolidation of PTL. We recognized a pre-tax gain on the sale of $296 million, including a gain on the remeasurement of our retained investment of $189 million. The transaction price was determined on an arm’s-length basis and GE obtained a fairness opinion from a third-party financial advisor because of the related party nature of the transaction. The measurement of the fair value of our retained investment in PTL was based on a methodology that incorporated both discounted cash flow information and market data. In applying this methodology, we utilized different sources of information, including actual operating results, future business plans, economic projections and market observable pricing multiples of similar businesses. The resulting fair value of our retained interest reflected our position as a noncontrolling shareowner at the conclusion of the transaction. At June 30, 2010, our remaining investment in PTL of $5,637 million comprised a 49.9% partnership interest of $881 million and loans and advances of $4,756 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

(36)

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at June 30, 2010 and December 31, 2009 follow.

	At
	June 30,	December 31,
(In millions)	2010	2009

Other assets and investment securities	$9,507	$8,895
Financing receivables	1,750	769
Total investment	11,257	9,664
Contractual obligations to fund new investments	1,948	1,387
Maximum exposure to loss	$13,205	$11,051

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

Overview

Revenues for the second quarter of 2010 were $13.1 billion, a $0.3 billion (2%) decrease from the second quarter of 2009. Revenues for the second quarters of 2010 and 2009 included $0.2 billion and $0.3 billion of revenue from acquisitions, respectively, and in 2010 were reduced by $0.1 billion as a result of dispositions. The $0.1 billion net reduction from dispositions reflects a $0.1 billion gain in 2010, offset by $0.2 billion from dispositions in 2009. The 2010 dispositions primarily related to the deconsolidation of Regency Energy Partners L.P. (Regency), which included a $0.1 billion gain on the sale of our general partnership interest in Regency and remeasurement of our retained investment (Regency transaction). Revenues for the quarter also decreased $0.1 billion compared with the second quarter of 2009 as a result of organic revenue declines, partially offset by the weaker U.S. dollar. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $0.8 billion, up 124% from $0.4 billion in the second quarter of 2009.

(37)

Revenues for the first six months of 2010 were $26.3 billion, a $1.6 billion (6%) decrease from the first six months of 2009. Revenues for the first six months of 2010 and 2009 included $0.6 billion and $0.5 billion of revenue from acquisitions, respectively, and in 2010 were increased by $0.1 billion and in 2009 were reduced by $1.6 billion as a result of dispositions, including the effects of the 2010 deconsolidation of Regency and the 2009 deconsolidation of Penske Truck Leasing Co., L.P. (PTL). Revenues for the first six months of 2010 also decreased $0.3 billion compared with the first six months of 2009 as a result of organic revenue declines, partially offset by the weaker U.S. dollar. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $1.4 billion, up 1% from $1.3 billion in the first six months of 2009.

Overall, acquisitions contributed $0.2 billion and $0.7 billion to total revenues in the second quarters of 2010 and 2009, respectively, excluding the effects of acquisition gains following an amendment to the Accounting Standards Codification (ASC) 810, Consolidation, effective January 1, 2009, which requires us to measure previously held equity investments upon acquisition of a controlling interest. Our earnings in the second quarters of 2010 and 2009 included an insignificant amount and $0.1 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.1 billion and $1.6 billion in the second quarters of 2010 and 2009, respectively. The effect of dispositions on earnings was an increase of $0.1 billion and an insignificant amount in the second quarters of 2010 and 2009, respectively.

Acquisitions contributed $0.6 billion and $1.5 billion to total revenues in the first six months of 2010 and 2009, respectively, excluding the effects of acquisition gains following our adoption of an amendment to ASC 810 on January 1, 2009. Our earnings in the first six months of 2010 and 2009 included approximately $0.1 billion and $0.2 billion, respectively, from acquired businesses. Dispositions also affected our operations through lower revenues of $1.1 billion and $1.7 billion in the first six months of 2010 and 2009, respectively. The effect of dispositions on earnings was an insignificant amount and an increase of $0.3 billion in the first six months of 2010 and 2009, respectively.

The most significant acquisition affecting results in the first six months of 2010 was BAC Credomatic GECF Inc. (BAC) at Consumer.

During the first six months of 2010, GE Capital provided approximately $38 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $35 billion of credit to approximately 48 million U.S. consumers. GE Capital provided credit to approximately 14,000 new commercial customers and 19,000 new small businesses in the U.S. during the first six months of 2010 and ended the period with outstanding credit to more than 329,000 commercial customers and 175,000 small businesses through retail programs in the U.S.

Our income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed global operations, including the use of global funding structures. There is a benefit from global operations as non-U.S. income is subject to local country tax rates that are significantly below the 35% U.S. statutory rate. These non-U.S. earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax. The rate of tax on our indefinitely reinvested non-U.S. earnings is below the 35% U.S. statutory rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because General Electric Capital Services, Inc. (GECS) funds the majority of its non-U.S. operations through foreign treasury companies that are subject to low foreign taxes.

(38)

Overall, we expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to possible changes of U.S. or foreign law, including, as discussed in Note 10 to the consolidated financial statements in our 2009 Form 10-K, the possible expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

The provision for income taxes was a benefit of $0.1 billion for the second quarter of 2010 (a negative effective tax rate of 14.3%), compared with $0.7 billion benefit for the second quarter of 2009 (a positive effective tax rate of 234.3%). The second quarter 2010 tax benefit when compared to the pre-tax income results in a negative rate for the quarter. The second quarter 2009 tax benefit when compared to the pre-tax loss in that quarter, results in a positive rate. The tax rate decreased from the positive rate in 2009 to the negative rate in 2010 primarily because of the change in pre-tax from a loss in 2009 to income in 2010. The increase in pre-tax income in higher tax jurisdictions is similarly the primary cause for the reduction of the tax benefit to $0.1 billion for the second quarter of 2010 from $0.7 billion for the second quarter of 2009. In addition the benefits from lower-taxed global operations were reduced in part from an increase in losses that could not be benefited including a $0.1 billion valuation allowance against the deferred tax asset related to the 2008 loss on the sale of GE Money Japan.

The provision for income taxes was a benefit of $0.5 billion for the first six months of 2010 (a negative effective tax rate of 51.3%), compared with $1.8 billion benefit for the first six months of 2009 (a positive effective tax rate of 442.0%). The tax benefit when compared to the pre-tax income results in a negative rate for the first six months of 2010. The tax benefit when compared to the pre-tax loss in the first six months of 2009, results in a positive rate. The tax rate decreased from the positive rate in 2009 to the negative rate in 2010 primarily because of the change from a loss in the first six months of 2009 to income in the first six months of 2010. The lower tax benefits in 2010 as compared to 2009 reflect the absence in 2010 of the 2009 decision (discussed below) to indefinitely reinvest outside the U.S. prior-year earnings and the increase in pre-tax income in higher tax jurisdictions. In addition the benefits from lower-taxed global operations were reduced in part from an increase in losses that could not be benefited including a $0.1 billion valuation allowance against the deferred tax asset related to the 2008 loss on the sale of GE Money Japan. Based on our estimate of pre-tax income and tax provision for the full year, the reported actual tax provision for the first six months of 2010 is the most appropriate indication of our projected full year tax provision.

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

Segment Operations

Effective January 1, 2010, the Transportation Financial Services business, previously reported in GE Capital Aviation Services (GECAS), is now included in Commercial Lending and Leasing (CLL) and our Consumer business in Italy, previously reported in Consumer, is now included in CLL.

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

(39)

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

We have reclassified certain prior-period amounts to conform to the current period presentation.

(40)

Summary of Operating Segments

	Three months ended June 30		Six months ended June 30
	(Unaudited)		(Unaudited)
(In millions)	2010	2009	2010	2009

Revenues
CLL(a)	$4,506	$5,306	$9,100	$10,986
Consumer(a)	4,832	4,851	9,796	9,563
Real Estate	991	1,014	1,935	1,989
Energy Financial Services	595	490	1,386	1,134
GECAS(a)	1,259	1,163	2,498	2,266
Total segment revenues	12,183	12,824	24,715	25,938
GECS corporate items and eliminations	965	633	1,604	1,976
Total revenues in GECS	$13,148	$13,457	$26,319	$27,914

Segment profit
CLL(a)	$312	$243	$544	$481
Consumer(a)	735	252	1,328	989
Real Estate	(524)	(237)	(927)	(410)
Energy Financial Services	126	65	279	140
GECAS(a)	288	285	605	546
Total segment profit	937	608	1,829	1,746
GECS corporate items and eliminations(b)	(115)	(241)	(468)	(400)
Earnings from continuing operations attributable to GECS	822	367	1,361	1,346
Loss from discontinued operations, net of taxes,
attributable to GECS	(188)	(193)	(575)	(197)
Total net earnings attributable to GECS	$634	$174	$786	$1,149

(a)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

See accompanying notes to condensed, consolidated financial statements.

(41)

CLL

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Revenues	$4,506	$5,306	$9,100	$10,986

Segment profit	$312	$243	$544	$481

		At
		June 30,	June 30,	December 31,
(In millions)		2010	2009	2009

Total assets		$202,386	$224,556	$210,742

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Revenues
Americas	$2,440	$2,699	$4,856	$4,981
Europe	1,027	1,383	2,131	2,585
Asia	522	586	1,059	1,090
Other	517	638	1,054	2,330

Segment profit
Americas	$269	$169	$518	$156
Europe	89	147	170	220
Asia	68	36	86	46
Other	(114)	(109)	(230)	59

			At
		June 30,	June 30,	December 31,
(In millions)		2010	2009	2009

Total assets
Americas		$119,101	$126,215	$115,628
Europe		45,592	55,801	54,651
Asia		17,671	20,353	19,451
Other		20,022	22,187	21,012

CLL revenues decreased 15% and net earnings increased 28% compared with the second quarter of 2009. Revenues for the quarter decreased $0.8 billion compared with the second quarter of 2009 as a result of organic revenue declines ($0.9 billion), partially offset by the weaker U.S. dollar ($0.1 billion). Net earnings increased in the second quarter of 2010, reflecting lower provisions for losses on financing receivables ($0.2 billion), lower selling, general and administrative costs ($0.1 billion) and higher gains ($0.1 billion), partially offset by marks and impairments ($0.2 billion) and core declines ($0.1 billion).

CLL revenues decreased 17% and net earnings increased 13% compared with the first six months of 2009. Revenues for the first six months of 2010 and 2009 included $0.2 billion and $0.1 billion, respectively, from acquisitions, and in 2009 were reduced by $1.2 billion from dispositions, primarily related to the deconsolidation of PTL, which included $0.3 billion related to a gain on the sale of a partial interest in a limited partnership in PTL and remeasurement of our retained investment. Revenues for the first six months of 2010 also decreased $0.7 billion compared with the first six months of 2009 as a result of organic revenue declines ($1.0 billion), partially offset by the weaker U.S. dollar ($0.3 billion). Net earnings increased in the first six months of 2010, reflecting lower provisions for losses on financing receivables ($0.3 billion), lower selling, general and administrative costs ($0.2 billion) and higher gains ($0.1 billion). These increases were partially offset by the absence of the gain on the PTL sale and remeasurement ($0.3 billion), declines in lower-taxed earnings from global operations ($0.1 billion) and marks and impairments ($0.1 billion).

(42)

Consumer

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Revenues	$4,832	$4,851	$9,796	$9,563

Segment profit	$735	$252	$1,328	$989

		At
		June 30,	June 30,	December 31,
(In millions)		2010	2009	2009

Total assets		$161,989	$178,325	$174,019

Consumer revenues remained flat and net earnings increased 192% compared with the second quarter of 2009. Revenues for the second quarter of 2010 included $0.2 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the second quarter of 2009 included a gain of $0.3 billion on the remeasurement of our previously held equity investment in BAC related to the acquisition of a controlling interest (BAC acquisition gain). Revenues for the second quarter also increased $0.2 billion compared with the second quarter of 2009 as a result of the weaker U.S dollar ($0.2 billion). The increase in net earnings resulted primarily from core growth of $0.7 billion, partially offset by the absence of the BAC acquisition gain of $0.2 billion. Core growth included lower provisions for losses on financing receivables primarily in Global Banking and U.K. ($0.4 billion), lower impairments ($0.1 billion) and lower selling, general and administrative costs ($0.1 billion).

Consumer revenues increased 2% and net earnings increased 34% compared with the first six months of 2009. Revenues for the first six months of 2010 and 2009 included $0.5 billion and $0.3 billion (including the BAC acquisition gain), respectively, from acquisitions and were reduced by $0.2 billion as a result of dispositions. Revenues for the six months of 2010 also increased $0.4 billion compared with the first six months of 2009 as a result of the weaker U.S. dollar of $0.5 billion, partially offset by organic revenue declines of $0.2 billion. The increase in net earnings resulted primarily from core growth of $0.5 billion and the weaker U.S dollar of $0.1 billion, partially offset by the absence of the BAC acquisition gain of $0.2 billion and the effects of dispositions of $0.1 billion. Core growth included lower provisions for losses on financing receivables across most platforms ($0.8 billion), lower selling, general and administrative costs ($0.2 billion) and lower impairments, partially offset by the absence of the first quarter 2009 tax benefit of $0.5 billion from the decision to indefinitely reinvest prior-year earnings outside the U.S.

(43)

Real Estate

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Revenues	$991	$1,014	$1,935	$1,989

Segment profit	$(524)	$(237)	$(927)	$(410)

		At
		June 30,	June 30,	December 31,
(In millions)		2010	2009	2009

Total assets		$76,597	$83,960	$81,505

Real Estate revenues decreased 2% and net earnings decreased 121% compared with the second quarter of 2009. Revenues for the quarter decreased compared with the second quarter of 2009 as a result of organic revenue declines, partially offset by the weaker U.S. dollar and an increase in property sales. Real Estate net earnings decreased $0.3 billion compared with the second quarter of 2009, primarily from an increase in provisions for losses on financing receivables and impairments ($0.4 billion), partially offset by core increases ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.3 billion in both the second quarters of 2010 and 2009, respectively.

Real Estate revenues decreased 3% and net earnings decreased 126% compared with the first six months of 2009. Revenues for the first six months of 2010 decreased $0.1 billion compared with the first six month of 2009 as a result of organic revenue declines, partially offset by the weaker U.S. dollar and an increase in property sales. Real Estate net earnings decreased $0.5 billion compared with the first six months of 2009, primarily from an increase in provisions for losses on financing receivables and impairments ($0.7 billion), partially offset by core increases ($0.2 billion). Depreciation expense on real estate equity investments totaled $0.5 billion and $0.6 billion in the first six months of 2010 and 2009, respectively.

(44)

Energy Financial Services

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Revenues	$595	$490	$1,386	$1,134

Segment profit	$126	$65	$279	$140

		At
		June 30,	June 30,	December 31,
(In millions)		2010	2009	2009

Total assets		$20,489	$22,956	$22,616

Energy Financial Services revenues increased 21% and net earnings increased 94% compared with the second quarter of 2009. Revenues for the second quarter of 2010 included a $0.1 billion gain related to the Regency transaction. Revenues for the quarter also increased compared with the second quarter of 2009 as a result of organic revenue growth, primarily as a result of higher energy commodity prices. The increase in net earnings resulted primarily from the gain related to the Regency transaction ($0.1 billion) and higher core increases resulting from higher energy commodity prices.

Energy Financial Services revenues increased 22% and net earnings increased 99% compared with the first six months of 2009. Revenues for the first six months of 2010 included a $0.1 billion gain related to the Regency transaction. Revenues for the first six months of 2009 included $0.1 billion of gains from dispositions. Revenues for the first six months of 2010 increased compared with the first six months of 2009 as a result of organic revenue growth, primarily increases in associated company revenues resulting from an asset sale by an investee of $0.2 billion. The increase in net earnings resulted primarily from core increases, primarily increases in associated company earnings resulting from an asset sale by an investee of $0.1 billion and the gain related to the Regency transaction ($0.1 billion).

GECAS

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Revenues	$1,259	$1,163	$2,498	$2,266

Segment profit	$288	$285	$605	$546

		At
		June 30,	June 30,	December 31,
(In millions)		2010	2009	2009

Total assets		$48,555	$47,237	$48,178

GECAS revenues increased 8% and net earnings increased 1% compared with the second quarter of 2009. Revenues for the quarter increased compared with the second quarter of 2009 as a result of organic revenue growth ($0.1 billion), including higher investment income and lower asset sales. Net earnings were flat at $0.3 billion for the second quarter of 2010.

GECAS revenues increased 10% and net earnings increased 11% compared with the first six months of 2009. Revenues for the first six months of 2010 increased compared with the first six months of 2009 as a result of organic revenue growth ($0.2 billion), including higher investment income ($0.1 billion). The increase in net earnings resulted primarily from core increases and higher investment income, partially offset by higher impairments and credit losses.

(45)

Corporate Items and Eliminations

GECS Corporate Items and Eliminations include unallocated Treasury operation earnings for the second quarter of 2010 of $0.1 billion and expenses for the second quarter of 2009 of $0.1 billion. GECS Corporate Items and Eliminations include unallocated Treasury operation expenses for the first six months of 2009 of $0.1 billion. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

GECS Corporate Items and Eliminations include $0.1 billion of unallocated Tax benefits and $0.1 billion of unallocated Tax expenses to adjust the second quarter and first six months of 2009 tax rate to the expected full year tax rate, respectively, and include $0.2 billion of unallocated Tax benefits for the first six months of 2009 related to the decision to indefinitely reinvest prior-year earnings outside the U.S.

Certain amounts included in GECS Corporate Items and Eliminations are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs for both the second quarters of 2010 and 2009, included $0.1 billion and $0.1 billion in both the first six months of 2010 and 2009, primarily related to restructuring and other charges. In addition, effective January 1, 2010, the cost of certain CLL and Consumer headquarters activities, previously reported in the respective businesses, were allocated to Corporate Items and Eliminations ($0.1 billion).

Discontinued Operations

	Three months ended June 30		Six months ended June 30
(In millions)	2010	2009	2010	2009

Loss from discontinued operations,
net of taxes	$(188)	$(193)	$(575)	$(197)

Discontinued operations primarily comprised GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.) and our U.S. mortgage business (WMC). Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the second quarter and the first six months of 2010, primarily reflected $0.2 billion and $0.6 billion, respectively, of incremental reserves related to the 2008 disposal of GE Money Japan.

Loss from discontinued operations, net of taxes, for the second quarter and the first six months of 2009, primarily reflected $0.1 billion of incremental reserves related to the 2008 disposal of GE Money Japan.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position in the first six months of 2010 resulted from the following:

•
Increase of $30.6 billion in assets and $32.4 billion in liabilities and a net reduction of total equity (including noncontrolling interests) of $1.8 billion on January 1, 2010, as a result of the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2009-16 and ASU 2009-17 (ASU 2009-16 & 17);

•	Repayments exceeded new issuances of total borrowings by $38.2 billion and collections on financing receivables exceeded originations by $17.3 billion; and

(46)

•	The U.S. dollar was stronger at June 30, 2010 than at December 31, 2009, decreasing the translated levels of our non-U.S. dollar assets and liabilities.

Cash Flows

GECS cash and equivalents were $61.5 billion at June 30, 2010, compared with $50.0 billion at June 30, 2009. GECS cash from operating activities totaled $10.3 billion for the first six months of 2010, compared with cash used for operating activities of $1.7 billion for the first six months of 2009. This was primarily due to a prior-year decrease in cash collateral held from counterparties on derivative contracts of $6.7 billion and a decrease, as compared to the prior year, in cash used for other liabilities of $2.3 billion, primarily related to taxes payable, and lower gains and higher impairments at Real Estate of $1.7 billion, also as compared to the prior year.

Consistent with our plan to reduce GECS asset levels, cash from investing activities was $27.4 billion during the first six months of 2010; $17.3 billion resulted from a reduction in financing receivables, due to collections exceeding originations, and $3.3 billion in investment securities was mainly due to maturities of short-term investments at our Treasury operations.

GECS cash used for financing activities in the first six months of 2010 of $38.9 billion related primarily to a $38.2 billion reduction in total borrowings, mainly due to maturities which were pre-funded in 2009 and a reduction in non-recourse borrowings of consolidated securitization entities (CSEs) on lower volumes.

Fair Value Measurements

See Note 1 to the consolidated financial statements in our 2009 Form 10-K for disclosures related to our methodology for fair value measurements. Additional information about fair value is provided in Note 10 to the condensed, consolidated financial statements.

At June 30, 2010, the aggregate amount of investments that are measured at fair value through earnings totaled $4.6 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment-grade debt securities supporting obligations to annuitants and policyholders in our run-off insurance operations and holders of guaranteed investment contracts (GICs) in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010) and investment securities held at our global banks. The fair value of investment securities decreased to $42.1 billion at June 30, 2010, from $51.9 billion at December 31, 2009, primarily driven by a decrease in retained interests as a result of our adoption of ASU 2009-16 &17 and maturities, partially offset by improved market conditions. Of the amount at June 30, 2010, we held debt securities with an estimated fair value of $41.0 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $25.5 billion, $3.1 billion and $2.9 billion, respectively. Unrealized losses on debt securities were $1.8 billion and $2.6 billion at June 30, 2010 and December 31, 2009, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.5 billion, $0.5 billion and $0.3 billion, respectively, at June 30, 2010, as compared with $0.8 billion, $0.8 billion and $0.4 billion, respectively, at December 31, 2009.

Of the $3.1 billion of RMBS, our exposure to subprime credit was approximately $0.8 billion. These securities are primarily held to support obligations to holders of GICs. We purchased no such securities in the first six months of 2010 and 2009. These investment securities are collateralized primarily by pools of individual direct mortgage loans, and do not include structured products such as collateralized debt obligations. Additionally, a majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. The vast majority of the securities we hold are in a senior position in the capital structure of the deal.

(47)

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

Monoline insurers (Monolines) provide credit enhancement for certain of our investment securities, primarily residential mortgage-backed securities and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At June 30, 2010, our investment securities insured by Monolines on which we continue to place reliance were $1.8 billion, including $0.4 billion of our $0.8 billion investment in subprime RMBS. At June 30, 2010, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected credit loss was $0.2 billion.

Total pre-tax other-than-temporary impairment losses during the second quarter of 2010 were $0.1 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on RMBS and non-U.S. government securities.

Total pre-tax other-than-temporary impairment losses during the first six months of 2010 were $0.3 billion, of which $0.2 billion was recognized in earnings and primarily relates to credit losses on RMBS and non-U.S. government securities and $0.1 billion primarily relates to non-credit related losses on RMBS and is included within accumulated other comprehensive income.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at June 30, 2010, is $0.4 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

(48)

At June 30, 2010, unrealized losses on investment securities totaled $1.9 billion, including $1.7 billion aged 12 months or longer, compared with unrealized losses of $2.6 billion, including $2.3 billion aged 12 months or longer, at December 31, 2009. Of the amount aged 12 months or longer at June 30, 2010, approximately 70% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $1.0 billion and $0.5 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at June 30, 2010, the vast majority relate to debt securities held to support obligations to holders of GICs and annuitants and policyholders in our run-off insurance operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. The fair values used to determine these unrealized gains and losses are those defined by relevant accounting standards and are not a forecast of future gains or losses. For additional information, see Note 3 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 13% of our total portfolio. Of those, approximately 59% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 41% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

Our commercial portfolio primarily comprises senior, secured positions with comparatively low loss history. The secured receivables in this portfolio are collateralized by a variety of asset classes, which for our CLL business primarily include: industrial-related facilities and equipment; vehicles, corporate aircraft, and equipment used in many industries, including the construction, manufacturing, transportation, media, communications, entertainment, and healthcare industries. The portfolios in our Real Estate, GECAS and Energy Financial Services businesses are collateralized by commercial real estate, commercial aircraft and operating assets in the global energy and water industries, respectively. We are in a secured position for substantially all of our commercial portfolio.

Losses on financing receivables are recognized when they are incurred, which requires us to make our best estimate of probable losses inherent in the portfolio. Such estimate requires consideration of historical loss experience, adjusted for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates, financial health of specific customers and market sectors, collateral values (including housing price indices as applicable), and the present and expected future levels of interest rates. As our revolving credit portfolios turn over more than once per year, write-offs in our Consumer Installment and Revolving credit portfolios during a particular fiscal year will be related to both loans with incurred losses that existed in the portfolio as of the beginning of that fiscal year and those that were originated and written-off during that fiscal year. For example, our U.S. credit card portfolio has a weighted average turnover of approximately 6 months as of June 30, 2010. In addition, write-offs in both our consumer and commercial portfolios can also reflect both losses that are incurred subsequent to the beginning of a fiscal year and information becoming available during that fiscal year which may identify further deterioration on exposures existing prior to the beginning of that fiscal year, and for which reserves could not have been previously recognized.

Our risk management process includes standards and policies for reviewing major risk exposures and concentrations, and evaluates relevant data either for individual loans or financing leases, or on a portfolio basis, as appropriate.

(49)

For consumer loans, we collectively evaluate each portfolio for impairment quarterly. The allowance for losses on these receivables is established through a process that estimates the probable losses inherent in the portfolio based upon statistical analyses of portfolio data. These analyses include migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions. We also consider overall portfolio indicators including nonearning loans, trends in loan volume and lending terms, credit policies and other observable environmental factors such as unemployment rates and home price indices.

For commercial loans, we routinely evaluate our entire portfolio for potential specific credit or collection issues that might indicate an impairment. For larger balance, non-homogenous loans and leases, this survey first considers the financial status, payment history, request for amended contractual terms, collateral value, industry conditions and guarantor support related to specific customers. Any delinquencies or bankruptcies are also indications of potential impairment requiring further assessment of collectability. We routinely receive financial as well as rating agency reports on our customers, and we elevate for further attention those customers whose operations we judge to be marginal or deteriorating. We also elevate customers for further attention when we observe a decline in collateral values for asset-based loans. We consider multiple factors in evaluating the adequacy of our allowance for losses on Real Estate financing receivables, including loan-to-value ratios, collateral values at the individual loan level, debt service coverage ratios, delinquency status, and economic factors including interest rate and real estate market forecasts. In addition to evaluating these factors, we deem a Real Estate loan to be impaired if its projected loan-to-value ratio at maturity is in excess of 100%, even if the loan is currently paying in accordance with its contractual terms.

We provide specific reserves for commercial loans based upon expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, net of expected disposal costs, as a practical expedient. This often results in reserves being established in advance of a modification of terms or designation as a troubled debt restructuring (TDR). After providing for specific incurred losses, we then determine an allowance for losses that have been incurred in the balance of the portfolio but cannot yet be identified to a specific loan or lease. This estimate is based on the historical and projected default rates and loss severity, and is prepared by each respective line of business. For Real Estate, this includes converting economic indicators into real estate market indicators that are calibrated by market and asset class and which are used to project expected performance of the portfolio based on specific loan portfolio metrics.

The remainder of our commercial loans and leases are portfolios of smaller balance homogenous commercial and equipment positions that we evaluate collectively by portfolio for impairment based upon statistical analyses considering historical losses and aging, as well as our view on current market and economic conditions.

This process is further detailed in Note 1 to our 2009 consolidated financial statements.

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

(50)

	Financing receivables at			Nonearning receivables at			Allowance for losses at
	June 30,	January 1,	December 31,	June 30,	January 1,	December 31,	June 30,	January 1,	December 31,
(In millions)	2010	2010(a)	2009	2010	2010(a)	2009	2010	2010(a)	2009

CLL(b)
Americas	$93,042	$99,666	$87,496	$3,076	$3,437	$3,155	$1,362	$1,245	$1,179
Europe	36,067	43,403	41,455	902	1,441	1,441	382	575	575
Asia	11,914	13,159	13,202	422	559	576	234	234	244
Other	2,727	2,836	2,836	24	24	24	8	11	11

Consumer(b)
Non-U.S. residential
mortgages(c)	48,013	58,345	58,345	4,187	4,515	4,515	892	949	949
Non-U.S. installment
and revolving credit	21,783	24,976	24,976	408	451	451	1,020	1,181	1,181
U.S. installment and
revolving credit	42,946	47,171	23,190	1,228	1,633	841	2,754	3,300	1,698
Non-U.S. auto	10,012	13,344	13,344	54	72	72	234	308	308
Other	9,764	11,688	11,688	473	625	625	257	300	300

Real Estate(d)	44,006	48,673	44,841	1,618	1,358	1,252	1,797	1,536	1,494

Energy Financial	7,472	7,790	7,790	77	78	78	53	28	28
Services

GECAS(b)	12,337	13,254	13,254	77	153	153	50	104	104

Other(e)	2,272	2,614	2,614	105	72	72	50	34	34
Total	$342,355	$386,919	$345,031	$12,651	$14,418	$13,255	$9,093	$9,805	$8,105

(a)	Reflects the adoption of ASU 2009-16 & 17 on January 1, 2010. See Note 12.

(b)
During the first quarter of 2010, we transferred the Transportation Financial Services business from GECAS to CLL and the Consumer business in Italy from Consumer to CLL. Prior-period amounts were reclassified to conform to the current-period presentation.

(c)
At June 30, 2010, net of credit insurance, approximately 23% of this portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception; whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. 81% of these loans are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 17.2% and have loan-to-value ratio at origination of 75%. At June 30, 2010, 2% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(d)	Financing receivables included $224 million and $317 million of construction loans at June 30, 2010 and December 31, 2009, respectively.

(e)	Consisted of loans and financing leases related to certain consolidated, liquidating securitization entities.

Further information on the determination of the allowance for losses on financing receivables is provided in the Critical Accounting Estimates section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in our 2009 consolidated financial statements.

On January 1, 2010, we adopted ASU 2009-16 & 17, resulting in the consolidation of $40,188 million of net financing receivables at January 1, 2010. We have provided comparisons of our financing receivables portfolio at June 30, 2010 to January 1, 2010, as we believe that it provides a more meaningful comparison of our portfolio quality following the adoption of ASU 2009-16 & 17.

The portfolio of financing receivables, before allowance for losses, was $342.4 billion at June 30, 2010, and $386.9 billion at January 1, 2010. Financing receivables, before allowance for losses, decreased $44.5 billion from January 1, 2010, primarily as a result of core declines of $18.2 billion mainly from collections exceeding originations ($17.3 billion) (which includes sales), the stronger U.S. dollar ($14.6 billion), dispositions ($0.8 billion), partially offset by acquisitions ($0.3 billion).

(51)

Related nonearning receivables totaled $12.7 billion (3.7% of outstanding receivables) at June 30, 2010, compared with $14.4 billion (3.7% of outstanding receivables) at January 1, 2010. Nonearning receivables decreased from January 1, 2010, primarily due to improvements in our entry rates in our Consumer business and improved performance in commercial lending, offset by increased real estate delinquencies driven by continued deterioration in the commercial real estate markets.

The allowance for losses at June 30, 2010 totaled $9.1 billion compared with $9.8 billion at January 1, 2010, representing our best estimate of probable losses inherent in the portfolio and reflecting the then current credit and economic environment. Allowance for losses decreased $0.7 billion from January 1, 2010, primarily due to a reduction in the overall financing receivables balance. Overall coverage has increased to 2.7% at June 30, 2010 from 2.5% at January 1, 2010.

	Nonearning receivables as a			Allowance for losses as			Allowance for losses as a
	percent of financing			a percent of nonearning			percent of total financing
	receivables			receivables			receivables
	June 30,	January 1,	December 31,	June 30,	January 1,	December 31,	June 30,	January 1,	December 31,
	2010	2010(a)	2009	2010	2010(a)	2009	2010	2010(a)	2009
CLL(b)
Americas	3.3%	3.4%	3.6%	44.3%	36.2%	37.4%	1.5%	1.2%	1.3%
Europe	2.5	3.3	3.5	42.4	39.9	39.9	1.1	1.3	1.4
Asia	3.5	4.2	4.4	55.5	41.9	42.4	2.0	1.8	1.8
Other	0.9	0.8	0.8	33.3	45.8	45.8	0.3	0.4	0.4

Consumer(b)
Non-U.S. residential
mortgages	8.7	7.7	7.7	21.3	21.0	21.0	1.9	1.6	1.6
Non-U.S. installment
and revolving credit	1.9	1.8	1.8	250.0	261.9	261.9	4.7	4.7	4.7
U.S. installment and
revolving credit	2.9	3.5	3.6	224.3	202.1	201.9	6.4	7.0	7.3
Non-U.S. auto	0.5	0.5	0.5	433.3	427.8	427.8	2.3	2.3	2.3
Other	4.8	5.3	5.3	54.3	48.0	48.0	2.6	2.6	2.6

Real Estate	3.7	2.8	2.8	111.1	113.1	119.3	4.1	3.2	3.3

Energy Financial	1.0	1.0	1.0	68.8	35.9	35.9	0.7	0.4	0.4
Services

GECAS(b)	0.6	1.2	1.2	64.9	68.0	68.0	0.4	0.8	0.8

Other	4.6	2.8	2.8	47.6	47.2	47.2	2.2	1.3	1.3

Total	3.7	3.7	3.8	71.9	68.0	61.1	2.7	2.5	2.3

(a)	Reflects the adoption of ASU 2009-16 & 17 on January 1, 2010. See Note 12.

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

Impaired loans include nonearning receivables on larger balance or restructured loans, loans that are currently paying interest under the cash basis (but are excluded from the nonearning category), and loans paying currently but which have been previously restructured.

(52)

Specific reserves are recorded for individually impaired loans to the extent we have determined that it is probable that we will be unable to collect all amounts due according to original contractual terms of the loan agreement. Certain loans classified as impaired may not require a reserve because we believe that we will ultimately collect the unpaid balance (through collection or collateral repossession).

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

	At
	June 30,	January 1,	December 31,
(In millions)	2010	2010(a)	2009

Loans requiring allowance for losses	$11,515	$9,541	$9,145
Loans expected to be fully recoverable	3,924	3,914	3,741
Total impaired loans	$15,439	$13,455	$12,886

Allowance for losses (specific reserves)	$3,033	$2,376	$2,331
Average investment during the period	14,182	(c)	8,493
Interest income earned while impaired(b)	206	(c)	227

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Recognized principally on cash basis.

(c)	Not applicable.

Impaired loans increased by $2.0 billion from January 1, 2010, to June 30, 2010, primarily relating to increases at Real Estate. Impaired loans consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in impaired loans and related specific reserves at Real Estate reflects our current estimate of collateral values of the underlying properties, and our estimate of loans which are not past due, but for which it is probable that we will be unable to collect the full principal balance at maturity due to a decline in the underlying value of the collateral. Of our $8.3 billion impaired loans at Real Estate at June 30, 2010, $5.9 billion are currently paying in accordance with the contractual terms of the loan. Impaired loans at CLL primarily represent senior secured lending positions.

We review collateral values for collateral dependent impaired loans in CLL quarterly. These collateral values are primarily derived internally and are based on observed sales transactions for similar assets (e.g., corporate aircraft and equipment). In other instances, for example, collateral types for which we do not have comparable observed sales transaction data (e.g., franchise-related assets), collateral values are developed internally and corroborated by external appraisal information. Adjustments to third party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information.

Collateral values for our Real Estate loans are determined based upon internal cash flow estimates discounted at an appropriate interest rate and corroborated by external appraisals, as appropriate. These cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about capitalization rates and expected trends in rental and occupancy. Collateral valuations are updated at least semi-annually, or more frequently for higher risk loans.

(53)

Our loss mitigation strategy intends to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR. Such loans are classified as impaired, and specific reserves are determined based upon the present value of expected future cash flows discounted at the loan’s original effective interest rate, or collateral value as a practical expedient in accordance with the requirements of ASC 310-10-35. As of June 30, 2010, TDRs included in impaired loans were $5.9 billion, primarily relating to Real Estate ($2.1 billion), Consumer ($1.9 billion) and CLL ($1.8 billion). TDRs consolidated as a result of our adoption of ASU 2009-16 & 17 primarily related to our Consumer business ($0.4 billion).

We utilize certain short-term loan modification programs for borrowers experiencing temporary financial difficulties in our consumer loan portfolio. These loan modification programs are primarily concentrated in our U.S. credit card and non-U.S. residential mortgage portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government sponsored mortgage modification programs. During the six months ended June 30, 2010, we provided short-term modifications of approximately $1.3 billion of consumer loans for borrowers experiencing financial difficulties. This included approximately $0.8 billion of credit card loans in the United States (U.S.) and approximately $0.5 billion of other consumer loans primarily non-U.S. residential mortgages, credit cards and personal loans, which were not classified as TDRs. For these modified loans, we provided short-term (12 months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. During the six months ended June 30, 2010, approximately $0.1 billion of these modified loans redefaulted.

Our allowance for losses on financing receivables on these modified loans is determined based upon a formulaic approach that estimates the probable losses inherent in the portfolio based upon statistical analyses of the portfolio. Once the loan has been modified, it returns to current status (re-aged) only after receipt of at least three consecutive minimum monthly payments or the equivalent cumulative amount, subject to a re-aging limitation of once a year, or twice in a five-year period.

For commercial loans, we evaluate changes in terms and conditions to determine whether those changes meet the criteria for classification as a TDR on a loan-by-loan basis.

In CLL, these changes primarily take the following forms: changes to covenants, short-term payment deferrals and maturity extensions. For these changes, we receive economic consideration, including additional fees and/or increased interest rates, and evaluate them under our normal underwriting standards and criteria. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms, and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases.

The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all of the relevant facts and circumstances. When the borrower is experiencing financial difficulty, we carefully evaluate these changes to determine whether they meet the form of a concession. In these circumstances, if the change is deemed to be a concession, we classify the loan as a TDR.

The below includes a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $3.1 billion represented 24.3% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 36.2% at January 1, 2010, to 44.3% at June 30, 2010, reflecting further loss severity in our equipment and franchise restaurant, limited-service hotel, and to a lesser extent, transportation portfolios, combined with an overall decrease in nonearning receivables. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at January 1, 2010, to 3.3% at June 30, 2010, primarily from reduced nonearning exposures in our corporate lending, inventory financing and industrial materials portfolios primarily due to collections and write-offs, partially offset by an increase in nonearning receivables, mainly in our healthcare portfolio. Collateral supporting these non-earning financing receivables primarily includes corporate aircraft and assets in the restaurant and hospitality, trucking, and forestry industries, and for our leveraged finance business, equity of the underlying businesses. The underlying collateral values remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

(54)

CLL – Europe. Nonearning receivables of $0.9 billion represented 7.1% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 39.9% at January 1, 2010, to 42.4% at June 30, 2010, primarily from a decrease in nonearning receivables in our senior secured lending and equipment portfolios (including loans acquired in a business acquisition) due to write-offs and collections, partially offset by new exposures. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.3% at January 1, 2010, to 2.5% at June 30, 2010, primarily from the decrease in nonearning receivables in our senior secured lending and equipment portfolios. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending business, and equipment. The underlying collateral values related to these nonearning financing receivables remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

CLL – Asia. Nonearning receivables of $0.4 billion represented 3.3% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 41.9% at January 1, 2010, to 55.5% at June 30, 2010, primarily due to a larger percentage decrease in nonearning receivables primarily in our asset-based financing businesses in Japan. The ratio of nonearning receivables as a percent of financing receivables decreased from 4.2% at January 1, 2010, to 3.5% at June 30, 2010, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, partially offset by a lower financing receivable balance. Collateral supporting these nonearning financing receivables is primarily manufacturing equipment, corporate aircraft, and assets in the hospitality and auto industries. The underlying collateral values related to these nonearning financing remained adequate to cover the unpaid balance after recognition of specific reserves, if required.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $4.2 billion represented 33.1% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased slightly from 21.0% at January 1, 2010, to 21.3% at June 30, 2010. In 2010, our nonearning receivables decreased primarily due to signs of stabilization in the U.K. housing market. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 82% and 67%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At June 30, 2010, we had in repossession stock approximately 1,000 houses in the U.K., which had a value of approximately $0.1 billion.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.4 billion represented 3.2% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables decreased from 261.9% at January 1, 2010, to 250.0% at June 30, 2010, reflecting the effects of loan repayments and reduced originations.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $1.2 billion represented 9.7% of total nonearning receivables at June 30, 2010. The ratio of allowance for losses as a percent of nonearning receivables increased from 202.1% at January 1, 2010, to 224.3% at June 30, 2010, as a result of lower entry rates, improved collections, and higher write-offs, resulting in reductions in our delinquency and nonearning balances.

Real Estate. Nonearning receivables of $1.6 billion represented 12.8% of total nonearning receivables at June 30, 2010. The $0.3 billion increase in nonearning receivables from January 1, 2010, was driven primarily by increased delinquencies in the U.S. apartment and hotel loan portfolios, which have been adversely affected by rent and occupancy declines. The ratio of allowance for losses as a percent of total financing receivables increased from 3.2% at January 1, 2010, to 4.1% at June 30, 2010, driven primarily by continued rental rate deterioration in the U.S. markets, which resulted in an increase in specific credit loss provisions. The ratio of allowance for losses as a percent of nonearning receivables decreased from 113.1% to 111.1% reflecting a higher portion of the allowance being attributable to specific reserves and our estimate of underlying collateral values. Since our approach identifies loans as impaired even when the loan is currently paying in accordance with contractual terms, increases in nonearning receivables do not necessarily require proportionate increases in reserves upon migration to nonearning status as specific reserves have often been established on the loans prior to their migration to nonearning status.

(55)

In 2010, commercial real estate markets have continued to be under pressure, with limited market liquidity and challenging economic conditions. We have and continue to maintain an intense focus on operations and risk management; however, we continue to expect higher losses for Real Estate as compared with 2009. Loan loss reserves related to our Real Estate financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, we estimate incremental loan loss reserves would be required of approximately $0.1 billion and $0.4 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At June 30, 2010, real estate held for investment included $0.7 billion representing 118 foreclosed commercial real estate properties.

Delinquencies

Additional information on delinquency rates at each of our major portfolios follows:

	Delinquency rates at(a)
	June 30,	December 31,	June 30,
	2010(b)	2009	2009

Equipment Financing	2.50%	2.81%	2.78%
Real Estate	5.40	4.22	3.88
Consumer	8.66	8.85	8.77
U.S.	6.30	7.66	6.99
Non-U.S.	9.84	9.38	9.52

(a)	Excludes loans purchased at a discount (unless they have deteriorated post acquisition).

(b)	Subject to update.

Delinquency rates on equipment financing loans and leases decreased from December 31, 2009 and June 30, 2009, to June 30, 2010, as a result of improvements in the global economic and credit environment. The challenging credit environment may continue to lead to a higher level of commercial delinquencies and provisions for financing receivables and could adversely affect results of operations at CLL.

Delinquency rates on Real Estate loans and leases increased from December 31, 2009 and June 30, 2009, to June 30, 2010, primarily because of continued challenging real estate market fundamentals, including reduced occupancy rates and rents and the effects of limited real estate market liquidity. The overall challenging economic environment may continue to lead to a higher level of delinquencies and provisions for financing receivables and could adversely affect results of operations at Real Estate.

Delinquency rates on consumer financing receivables increased from June 30, 2009 to December 31, 2009, primarily because of rising unemployment, a challenging economic environment and lower volume. In response, we continued to tighten underwriting standards globally, increased focus on collection effectiveness and continued the process of regularly reviewing and adjusting reserve levels. Delinquency rates on consumer financing receivables decreased from December 31, 2009 to June 30, 2010, primarily due to signs of stabilization in the U.S. portfolio. We expect the global environment, along with U.S. unemployment levels, to further show signs of stabilization in 2010; however, a continued challenging economic environment may continue to result in higher provisions for loan losses and could adversely affect results of operations at Consumer. At June 30, 2010, roughly 39% of our U.S. managed portfolio (excluding delinquent or impaired), which consisted of credit cards, installment and revolving loans, was receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at June 30, 2010. See Note 4 to the condensed, consolidated financial statements.

Other assets comprise mainly real estate equity investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $82.4 billion at June 30, 2010, a decrease of $5.0 billion, primarily related to declines in our real estate equity investments due to the strengthening of the U.S. dollar, impairments and depreciation. During the first six months of 2010, we recognized other-than-temporary impairments of cost and equity method investments of $0.1 billion.

(56)

Included in other assets are Real Estate equity investments of $28.3 billion and $32.2 billion at June 30, 2010 and December 31, 2009, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in the second quarter of 2010, the carrying value of our Real Estate investments exceeded their estimated value by approximately $6.3 billion. The estimated value of the portfolio continues to reflect deteriorating real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current and expected challenging market conditions, there continues to be risk and uncertainty surrounding commercial real estate values and our unrealized loss on real estate equity properties may continue to increase. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. When we recognize an impairment, the impairment is measured based upon the fair value of the underlying asset which is based upon current market data, including capitalization rates. During the first six months of 2010, Real Estate recognized pre-tax impairments of $1.0 billion in its real estate investments, compared with $0.2 billion for the comparable period in 2009. Based on our historical experience, Real Estate investments with undiscounted cash flows in excess of carrying value of 0 to 5% are at most risk of impairment. Real Estate investments in this category at June 30, 2010 had a carrying value of $2.2 billion and an associated unrealized loss of approximately $0.7 billion. Continued deterioration in economic and market conditions may result in further impairments being recognized.

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

Interest on borrowings is primarily funded through interest earned on existing financing receivables. During the first six months of 2010, we earned interest income on financing receivables of $12.8 billion, which more than offset interest expense of $7.8 billion. Purchase obligations and other general obligations are funded through collection of principal on our existing portfolio of loans and leases, cash on hand and operating cash flow.

We maintain a strong focus on our liquidity. Actions taken to strengthen and maintain our liquidity are described in the following section, as well as in the Liquidity and Borrowings section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Form 10-K.

Cash and Equivalents

GE had cash and equivalents of $73.8 billion at June 30, 2010, which is available to meet GE’s needs. A substantial portion of this is freely available. About $9 billion is in regulated entities and is subject to regulatory restrictions. About $12 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund GE’s needs in the U.S. on a short-term basis (without being subject to U.S. tax). GE anticipates that we will continue to generate cash from operating activities in the future, which will be available to help meet GE’s liquidity needs. We also generate substantial cash from the principal collections of loans and rentals from leased assets.

(57)

We have committed, unused credit lines totaling $51.7 billion that had been extended to us by 59 financial institutions at June 30, 2010. These lines include $35.6 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $15.6 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At June 30, 2010, GE’s aggregate cash and equivalents and committed credit lines were more than twice its GECS commercial paper borrowings balance.

Funding Plan

GE’s strategy has been to reduce its ending net investment in GE Capital. In the first six months of 2010, GE reduced GE Capital’s ending net investment, excluding cash and equivalents, to $487.0 billion through continued reductions, primarily collections exceeding originations by approximately $17.3 billion.

Our 2010 funding plan anticipates $38 billion of senior, unsecured debt issuance which we fully pre-funded during 2009. In the first six months of 2010, we completed issuances of $9.3 billion of senior, unsecured debt with maturities up to 13 years toward our 2011 long-term debt funding plan. Average commercial paper borrowings for GECS in the second quarter of 2010 were $44.1 billion. Commercial paper maturities at GECS are funded principally through new issuances.

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued on or before October 31, 2009. Our TLGP-guaranteed debt has remaining maturities in 2010 of $5 billion, $18 billion in 2011 and $35 billion in 2012. We anticipate funding of these and our other long-term debt maturities through a combination of new debt issuances, collections exceeding originations, alternative funding sources and use of existing cash.

Total alternative funding for the period ending June 30, 2010 is $60 billion, comprised mainly of $37 billion bank deposits, $10 billion secured funding and $8 billion GE Interest Plus notes. The comparable amount for December 31, 2009 is $63 billion. We have deposit-taking capability at 19 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) distributed by brokers in maturity terms from three months to ten years.

In addition, we securitize a number of types of financial assets in the ordinary course of business. These securitization transactions serve as alternative funding sources for a variety of assets that we originate, including credit card receivables, floorplan receivables, equipment loans and leases, trade receivables and other asset types. In the first six months of 2010, we completed issuances of $1.7 billion. Total non-recourse borrowings of CSEs at June 30, 2010 were $33 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 12 to the condensed, consolidated financial statements.

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At June 30, 2010 and December 31, 2009, we were party to repurchase agreements totaling $0.1 billion and an insignificant amount, respectively, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

On March 5, 2010, we arranged for the issuance of approximately 2.97 billion USD equivalent trust preferred securities in exchange for outstanding subordinated debentures of General Electric Capital Corporation (GECC) which mature in 2066 and 2067, with terms corresponding to the original debentures.

(58)

Income Maintenance Agreement

As set forth in Exhibit 99(b) hereto, GECC’s ratio of earnings to fixed charges was 1.08:1 during the first six months of 2010 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. If we continue to see improvements in GECC's pre-tax results consistent with the first half of 2010, we would not expect any payment from GE to GECC in 2011 pursuant to the Income Maintenance Agreement. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2009 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2009. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2010, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In July 2010, the United States District Court for the District of Connecticut granted GE’s motion to dismiss in their entirety two purported class actions under the federal securities laws naming GE, its chief executive officer, and its chief financial officer as defendants. These two actions, which we previously reported, alleged that GE and its chief executive officer made false and misleading statements that artificially inflated GE’s stock price between March 12, 2008 and April 10, 2008, when GE announced that its results for the first quarter of 2008 would not meet its previous guidance and also lowered its full year guidance for 2008.

As previously reported, in October 2008, GE shareholders filed a purported class action under the federal securities laws in the United States District Court for the Southern District of New York naming GE as defendant, as well as its chief executive officer and chief financial officer. The complaint alleges that during a conference call with analysts on September 25, 2008, defendants made false and misleading statements concerning (i) the state of GE’s funding, cash flows, and liquidity and (ii) the question of issuing additional equity, which caused economic loss to those shareholders who purchased GE stock between September 25, 2008 and October 2, 2008, when GE announced the pricing of a common stock offering. The case seeks unspecified damages. GE’s motion to dismiss the third amended complaint was fully briefed in April 2010 and is currently under consideration by the court. GE intends to defend itself vigorously.

(59)

As previously reported, the Antitrust Division of the Department of Justice (DOJ) and the SEC are conducting an industry-wide investigation of marketing and sales of guaranteed investment contracts, and other financial instruments, to municipalities. In connection with this investigation, two subsidiaries of General Electric Capital Corporation (GECC) have received subpoenas and requests for information in connection with the investigation: GE Funding CMS (Trinity Funding Co.) and GE Funding Capital Market Services, Inc. (GE FCMS). GECC has cooperated and continues to cooperate fully with the SEC and DOJ in this matter. In July 2008, GE FCMS received a “Wells notice” advising that the SEC staff is considering recommending that the SEC bring a civil injunctive action or institute an administrative proceeding in connection with the bidding for various financial instruments associated with municipal securities by certain former employees of GE FCMS. GE FCMS is one of several industry participants that received Wells notices during 2008. GE FCMS disagrees with the SEC staff regarding this recommendation and has been in discussions with the staff, including discussion of potential resolution of the matter. GE FCMS intends to continue these discussions and understands that it will have the opportunity to address any disagreements with the SEC staff with respect to its recommendation through the Wells process with the full Commission. In March 2008, GE FCMS and Trinity Funding Co., LLC (Trinity Funding) were served with a federal class action complaint asserting antitrust violations. This action was combined with other related actions in a multidistrict litigation proceeding in the United States District Court for the Southern District of New York. The claims against GE FCMS and Trinity Funding in the federal class action complaint and the similar claims asserted in the other related actions were dismissed without prejudice. In June 2010, the State of West Virginia brought an action against GE FCMS asserting antitrust violations. In addition, GE FCMS and Trinity Funding also received subpoenas from the Attorneys General of the State of Connecticut and Florida on behalf of a working group of State Attorneys General in June 2008. GE FCMS and Trinity Funding are cooperating with those investigations.

As previously reported, in March 2010, a shareholder derivative action was filed in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including its chief executive officer and chief financial officer) and its directors. The complaint principally alleges breaches of fiduciary duty and other causes of action related to the SEC matter which GE resolved in August 2009, and alleged resulting losses suffered by its financial services businesses. An additional derivative action making essentially the same claims was filed in May in the Southern District of New York as a related case. GE intends to defend itself vigorously.

(60)

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
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 (Commission file number 001-06461)).

* Filed electronically herewith.

(61)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Services, Inc. (Registrant)
August 2, 2010	/s/ Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(62)