Form 10-Q
period 2011-03-31
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2011-05-06
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR
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

At May 5, 2011, 1,062 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

(1)

General Electric Capital Services, Inc.

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (Grey Zone); potential financial implications from the Japanese natural disaster; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the level of demand and financial performance of the major industries we serve, including, without limitation, air transportation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions, joint ventures and dispositions and our success in completing announced transactions and integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)

	Three months ended March 31,
(In millions)	2011	2010

Revenues
Revenues from services (a)	$13,176	$12,568
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(71)	(158)
Less: Portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	7	79
Net other-than-temporary impairment on investment securities
recognized in earnings	(64)	(79)
Revenues from services (Note 9)	13,112	12,489
Sales of goods	42	281
Total revenues	13,154	12,770

Costs and expenses
Interest	3,667	3,800
Operating and administrative	3,488	3,651
Cost of goods sold	40	265
Investment contracts, insurance losses and insurance annuity benefits	769	787
Provision for losses on financing receivables	1,163	2,187
Depreciation and amortization	1,776	1,915
Total costs and expenses	10,903	12,605

Earnings from continuing operations before income taxes	2,251	165
Benefit (provision) for income taxes	(414)	345

Earnings from continuing operations	1,837	510
Earnings (loss) from discontinued operations, net of taxes (Note 2)	19	(363)
Net earnings	1,856	147
Less net earnings (loss) attributable to noncontrolling interests	31	(5)
Net earnings attributable to GECS	1,825	152
Dividends	–	(1)
Retained earnings at beginning of period	45,068	42,855
Retained earnings at end of period	$46,893	$43,006

Amounts attributable to GECS
Earnings from continuing operations	$1,806	$515
Earnings (loss) from discontinued operations, net of taxes	19	(363)
Net earnings attributable to GECS	$1,825	$152

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(3)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Financial Position

	March 31,	December 31,
(In millions)	2011	2010
	(Unaudited)
Assets
Cash and equivalents	$67,256	$60,263
Investment securities (Note 3)	44,872	43,921
Inventories	63	66
Financing receivables – net (Notes 4 and 12)	308,352	317,734
Other receivables	14,004	14,310
Property, plant and equipment, less accumulated amortization of $25,148
and $25,411	54,306	53,768
Goodwill (Note 5)	27,759	27,508
Other intangible assets – net (Note 5)	1,883	1,884
Other assets	72,470	79,240
Assets of businesses held for sale (Note 2)	1,587	3,127
Assets of discontinued operations (Note 2)	5,104	6,862
Total assets(a)	$597,656	$608,683

Liabilities and equity
Short-term borrowings (Note 6)	$110,603	$118,797
Accounts payable	8,372	7,035
Non-recourse borrowings of consolidated securitization entities (Note 6)	29,300	30,060
Bank deposits (Note 6)	39,397	37,298
Long-term borrowings (Note 6)	278,792	284,407
Investment contracts, insurance liabilities and insurance annuity benefits	30,363	29,993
Other liabilities	20,068	21,122
Deferred income taxes	4,986	7,082
Liabilities of businesses held for sale (Note 2)	550	592
Liabilities of discontinued operations (Note 2)	1,943	2,149
Total liabilities(a)	524,374	538,535

Capital stock	11	11
Accumulated other comprehensive income – net(b)
Investment securities	(827)	(639)
Currency translation adjustments	142	(1,411)
Cash flow hedges	(1,351)	(1,281)
Benefit plans	(381)	(380)
Additional paid-in capital	27,617	27,616
Retained earnings	46,893	45,068
Total GECS shareowner's equity	72,104	68,984
Noncontrolling interests(c)	1,178	1,164
Total equity	73,282	70,148
Total liabilities and equity	$597,656	$608,683

(a)
Our consolidated assets at March 31, 2011 include total assets of $44,910 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $35,860 million and investment securities of $6,351 million. Our consolidated liabilities at March 31, 2011 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GECS. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $28,752 million. See Note 13.

(b)	The sum of accumulated other comprehensive income − net was $(2,417) million and $(3,711) million at March 31, 2011 and December 31, 2010, respectively.

(c)	Included accumulated other comprehensive income − net attributable to noncontrolling interests of $(129) million and $(127) million at March 31, 2011 and December 31, 2010, respectively.

See accompanying notes.

(4)

General Electric Capital Services, Inc. and consolidated affiliates

Condensed Statement of Cash Flows

(Unaudited)

	Three months ended March 31,
(In millions)	2011	2010

Cash flows – operating activities
Net earnings	$1,856	$147
Less net earnings attributable to noncontrolling interests	31	(5)
Net earnings attributable to GECS	1,825	152
(Earnings) loss from discontinued operations	(19)	363
Adjustments to reconcile net earnings attributable to GECS
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,776	1,915
Increase (decrease) in accounts payable	1,329	309
Provision for losses on financing receivables	1,163	2,187
All other operating activities	(1,171)	(960)
Cash from (used for) operating activities – continuing operations	4,903	3,966
Cash from (used for) operating activities – discontinued operations	119	120
Cash from (used for) operating activities	5,022	4,086

Cash flows – investing activities
Additions to property, plant and equipment	(2,292)	(831)
Dispositions of property, plant and equipment	1,773	1,588
Increase in loans to customers	(71,901)	(73,331)
Principal collections from customers – loans	79,772	79,484
Investment in equipment for financing leases	(1,912)	(2,092)
Principal collections from customers – financing leases	3,833	4,462
Net change in credit card receivables	2,514	2,612
Proceeds from sale of discontinued operations	1,775	–
Proceeds from principal business dispositions	1,378	–
Payments for principal businesses purchased	(85)	–
All other investing activities	3,691	6,580
Cash from (used for) investing activities – continuing operations	18,546	18,472
Cash from (used for) investing activities – discontinued operations	(105)	(202)
Cash from (used for) investing activities	18,441	18,270

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(2,062)	(1,573)
Net increase (decrease) in bank deposits	1,233	(613)
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	10	4,908
Long-term (longer than one year)	15,498	10,930
Non-recourse, leveraged lease	–	–
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(31,011)	(38,685)
Long-term (longer than one year)	(199)	(423)
Non-recourse, leveraged lease	(423)	(351)
Dividends paid to shareowner	–	–
All other financing activities	(306)	(391)
Cash from (used for) financing activities – continuing operations	(17,260)	(26,198)
Cash from (used for) financing activities – discontinued operations	–	(38)
Cash from (used for) financing activities	(17,260)	(26,236)

Effect of currency exchange rate changes on cash and equivalents	804	(497)

Increase (decrease) in cash and equivalents	7,007	(4,377)
Cash and equivalents at beginning of year	60,398	64,539
Cash and equivalents at March 31	67,405	60,162
Less cash and equivalents of discontinued operations at March 31	149	1,843
Cash and equivalents of continuing operations at March 31	$67,256	$58,319

See accompanying notes.

(5)

Summary of Operating Segments

	Three months ended March 31,
	(Unaudited)
(In millions)	2011	2010

Revenues
CLL	$4,608	$4,594
Consumer	4,941	4,564
Real Estate	907	944
Energy Financial Services	345	791
GECAS	1,325	1,239
Total segment revenues	12,126	12,132
GECS corporate items and eliminations	1,028	638
Total revenues in GECS	$13,154	$12,770

Segment profit
CLL	$554	$232
Consumer	1,257	569
Real Estate	(358)	(403)
Energy Financial Services	112	153
GECAS	306	317
Total segment profit	1,871	868
GECS corporate items and eliminations	(65)	(353)
Earnings from continuing operations
attributable to GECS	1,806	515
Earnings (loss) from discontinued operations,
net of taxes, attributable to GECS	19	(363)
Total net earnings attributable to GECS	$1,825	$152

See accompanying notes.

(6)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Electric Capital Services, Inc. (GECS) owns all of the common stock of General Electric Capital Corporation (GECC). All of our outstanding common stock is owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our parent, but which we have agreed to actively manage and control. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K or 2010 consolidated financial statements), which discusses our consolidation and financial statement presentation. GECS includes Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS).

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

Beginning January 1, 2011, GE allocates service costs related to its principal pension plans and GE no longer allocates the retiree costs of postretirement healthcare benefits to its segments. This revised allocation methodology better aligns segment operating costs to active employee costs that are managed by the segments. This change did not significantly affect our reported segment results.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Unless otherwise indicated, information in these notes to the condensed, consolidated financial statements relates to continuing operations.

Interim Period Presentation

The condensed, consolidated financial statements and notes thereto are unaudited. These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our 2010 consolidated financial statements. We label our quarterly information using a calendar convention, that is, first quarter is labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish interim quarterly closing dates using a fiscal calendar, which requires our businesses to close their books on either a Saturday or Sunday, depending on the business. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our website, www.ge.com/secreports.

(7)

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In 2010, we committed to sell our Consumer businesses in Argentina, Brazil, and Canada, a CLL business in South Korea, and our Interpark business in Real Estate. The Consumer Canada disposition was completed during the first quarter of 2011.

Summarized financial information for businesses held for sale is shown below.

	March 31,	December 31,
(In millions)	2011	2010

Assets
Cash and equivalents	$45	$54
Financing receivables – net	551	1,917
Property, plant and equipment – net	99	103
Other intangible assets – net	40	187
Other assets	827	841
Other	25	25
Assets of businesses held for sale	$1,587	$3,127

Liabilities
Accounts payable	$48	$46
Other GE current liabilities	9	11
Long-term borrowings	119	228
Other liabilities	112	169
Other	262	138
Liabilities of businesses held for sale	$550	$592

Discontinued Operations

Discontinued operations primarily comprised BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico and Consumer Singapore. Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

(8)

Summarized financial information for discontinued operations is shown below.

	Three months ended March 31,
(In millions)	2011	2010

Operations
Total revenues	$89	$400

Earnings (loss) from discontinued operations before income taxes	$–	$2
Benefit (provision) for income taxes	(20)	16
Earnings (loss) from discontinued operations, net of taxes	$(20)	$18

Disposal
Gain (loss) on disposal before income taxes	$11	$(381)
Benefit for income taxes	28	–
Gain (loss) on disposal, net of taxes	$39	$(381)

Earnings (loss) from discontinued operations, net of taxes	$19	$(363)

	March 31,	December 31,
(In millions)	2011	2010

Assets
Cash and equivalents	$149	$135
Financing receivables - net	3,401	5,089
Other assets	30	168
Other	1,524	1,470
Assets of discontinued operations	$5,104	$6,862

	March 31,	December 31,
(In millions)	2011	2010

Liabilities
Accounts payable	$37	$110
Deferred income taxes	112	141
Other liabilities	1,794	1,898
Liabilities of discontinued operations	$1,943	$2,149

Assets at March 31, 2011 and December 31, 2010, primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires in 2015, related to the sale of our GE Money Japan business.

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

BAC revenues from discontinued operations were $260 million in the three months ended March 31, 2010. In total, BAC earnings from discontinued operations, net of taxes, were $17 million in the three months ended March 31, 2010.

(9)

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

Our overall claims experience developed unfavorably through 2010. We believe that the level of excess interest refund claims has been impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. In September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during September 2010 and higher average daily claims in the fourth quarter of 2010 and the first two months of 2011. While we have experienced a decline in claims in March 2011 following the claims filing deadline related to the bankruptcy filing of the personal loan company, it is currently unclear whether excess interest refund claims activity will be also affected by the recent March 11, 2011 earthquake and subsequent tsunami in Japan. As of March 31, 2011, our reserve for reimbursement of claims in excess of the statutory interest rate was $1,268 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at March 31, 2011 assumes the pace of incoming claims will decelerate, average exposure per claim remains consistent with recent experience, and we continue to see the impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant effect on the total amount of our liability. For example, the estimate resulting from our most recent detailed review in the third quarter 2010 assumes incoming average daily claims will decline at a long-term average rate of 4% monthly. Average daily claims since our review have been higher than expected, which we believe is primarily attributable to the bankruptcy filing of the large independent personal loan company described above and we expect claims activity to decline substantially following that period. We believe that the evaluation of claims activity over the balance of the year will be important in order to fully assess the potential impact of this bankruptcy or other events on our overall claim reserve estimate. Holding all other assumptions constant, if claims declined at a rate of one percent higher or lower than assumed, our liability estimate would change by approximately $250 million.

Uncertainties around the impact of laws and regulations, challenging economic conditions, the runoff status of the underlying book of business, the effects of the March 11, 2011 earthquake and subsequent tsunami in Japan and the effects of our mitigation efforts make it difficult to develop a meaningful estimate of the aggregate possible claims exposure. Recent trends, including the effect of governmental actions, market activity regarding other personal loan companies and consumer activity, may continue to have an adverse effect on claims development.

GE Money Japan losses from discontinued operations, net of taxes, were $1 million and $383 million in the three months ended March 31, 2011 and 2010, respectively.

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

(10)

Pending claims for unmet representations and warranties have declined from $783 million at December 31, 2009 to $371 million at March 31, 2011. Reserves related to these contractual representations and warranties were $101 million at both March 31, 2011 and December 31, 2010. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans WMC originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. WMC’s current reserve represents our best estimate of losses with respect to WMC’s repurchase obligations. Actual losses could exceed the reserve amount if actual claim rates, valid tenders or losses WMC incurs on repurchased loans are higher than historically observed.

WMC revenues (loss) from discontinued operations were $0 million and $(1) million in the three months ended March 31, 2011 and 2010, respectively. In total, WMC’s losses from discontinued operations, net of taxes, were $2 million and $4 million in the three months ended March 31, 2011 and 2010, respectively.

Other

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for approximately $700 million. The sale was completed in the second quarter of 2011. Consumer Singapore revenues from discontinued operations were $29 million and $26 million in the three months ended March 31, 2011 and 2010, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were $7 million and $8 million in the three months ended March 31, 2011 and 2010, respectively.

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively. Consumer RV Marine revenues from discontinued operations were $5 million and $54 million in the three months ended March 31, 2011 and 2010, respectively. Consumer RV Marine losses from discontinued operations, net of taxes, were $0 million and $19 million in the three months ended March 31, 2011 and 2010, respectively. Consumer Mexico revenues from discontinued operations were $55 million and $61 million in the three months ended March 31, 2011 and 2010, respectively. Consumer Mexico earnings from discontinued operations, net of taxes, were $16 million and $18 million in the three months ended March 31, 2011 and 2010, respectively.

3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, and investment securities held at our global banks. We do not have any securities classified as held to maturity.

(11)

	At
	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$21,093	$1,538	$(156)	$22,475	$21,233	$1,576	$(237)	$22,572
State and municipal	3,053	52	(262)	2,843	2,961	45	(282)	2,724
Residential mortgage-backed(a)	2,976	104	(333)	2,747	3,092	95	(378)	2,809
Commercial mortgage-backed	2,941	143	(177)	2,907	3,009	145	(230)	2,924
Asset-backed	3,560	47	(143)	3,464	3,407	16	(193)	3,230
Corporate – non-U.S.	2,817	124	(109)	2,832	2,883	116	(132)	2,867
Government – non-U.S.	2,823	75	(62)	2,836	2,242	82	(58)	2,266
U.S. government and
federal agency	3,250	53	(59)	3,244	3,358	57	(47)	3,368
Retained interests	34	21	(3)	52	55	10	(26)	39
Equity
Available-for-sale	860	222	(28)	1,054	500	213	(8)	705
Trading	418	–	–	418	417	–	–	417
Total	$43,825	$2,379	$(1,332)	$44,872	$43,157	$2,355	$(1,591)	$43,921

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at March 31, 2011, $1,620 million relates to securities issued by government sponsored entities and $1,127 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of individual financial institutions.

The fair value of investment securities increased to $44,872 million at March 31, 2011, from $43,921 million at December 31, 2010, primarily driven by improved market conditions and purchases in our run-off insurance operations.

(12)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross	(a)		Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses		fair value	losses	(a)

March 31, 2011
Debt
U.S. corporate	$1,968	$(49)		$1,327	$(107)
State and municipal	941	(40)		544	(222)
Residential mortgage-backed	319	(5)		996	(328)
Commercial mortgage-backed	859	(92)		778	(85)
Asset-backed	62	(2)		899	(141)
Corporate – non-U.S.	439	(9)		847	(100)
Government – non-U.S.	1,052	(5)		148	(57)
U.S. government and federal agency	1,878	(19)		162	(40)
Retained interests	–	–		6	(3)
Equity	75	(25)		10	(3)
Total	$7,593	$(246)		$5,717	$(1,086)

December 31, 2010
Debt
U.S. corporate	$2,375	$(81)		$1,519	$(156)
State and municipal	949	(43)		570	(239)
Residential mortgage-backed	188	(4)		1,024	(374)
Commercial mortgage-backed	831	(104)		817	(126)
Asset-backed	113	(5)		910	(188)
Corporate – non-U.S.	448	(12)		804	(120)
Government – non-U.S.	661	(6)		107	(52)
U.S. government and federal agency	1,822	(47)		–	–
Retained interests	–	–		34	(26)
Equity	49	(8)		–	–
Total	$7,436	$(310)		$5,785	$(1,281)

(a)
At March 31, 2011, other-than-temporary impairments previously recognized through other comprehensive income (OCI) on securities still held amounted to $(484) million, of which $(371) million related to RMBS. Gross unrealized losses related to those securities at March 31, 2011 amounted to $(493) million, of which $(435) million related to RMBS.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the three months ended March 31, 2011 have not changed from those described in our 2010 consolidated financial statements. See Note 3 in our 2010 consolidated financial statements for additional information regarding these methodologies and inputs.

During the first quarter of 2011, we recorded other-than-temporary impairments of $71 million, of which $64 million was recorded through earnings ($5 million relates to equity securities) and $7 million was recorded in accumulated other comprehensive income (AOCI). At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $332 million. During the first quarter, we recognized first time impairments of $1 million and incremental charges on previously impaired securities of $58 million. These amounts included $3 million related to securities that were subsequently sold.

(13)

During the first quarter of 2010, we recorded other-than-temporary impairments of $158 million, of which $79 million was recorded through earnings ($1 million relates to equity securities) and $79 million was recorded in AOCI. At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $171 million. During the first quarter of 2010, we recognized first time impairments of $55 million and incremental charges on previously impaired securities of $18 million. These amounts included $31 million related to securities that were subsequently sold.

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

	Amortized	Estimated
(In millions)	cost	fair value

Due in
2011	$2,974	$2,990
2012-2015	7,099	7,375
2016-2020	4,525	4,761
2021 and later	18,438	19,104

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended March 31
(In millions)	2011	2010

Gains	$116	$89
Losses, including impairments	(71)	(82)
Net	$45	$7

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

Proceeds from investment securities sales and early redemptions by the issuer totaled $5,139 million and $3,788 million in the first quarters of 2011 and 2010, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized net pre-tax gains on trading securities of $3 million and $15 million in the first quarters of 2011 and 2010, respectively.

(14)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	At
	March 31,	December 31,
(In millions)	2011	2010

Loans, net of deferred income(a)	$273,789	$281,402
Investment in financing leases, net of deferred income	42,200	44,390
	315,989	325,792
Less allowance for losses	(7,637)	(8,058)
Financing receivables – net(b)	$308,352	$317,734

(a)	Deferred income was $2,270 million and $2,326 million at March 31, 2011 and December 31, 2010, respectively.

(b)
Financing receivables at March 31, 2011 and December 31, 2010 included $1,356 million and $1,503 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per Accounting Standards Codification (ASC) 310, Receivables.

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

Financing Receivables – net

The following table displays our financing receivables balances.

	At
	March 31,	December 31,
(In millions)	2011	2010

Commercial
CLL
Americas	$82,876	$86,596
Europe	37,093	37,498
Asia	11,545	11,943
Other	2,568	2,626
Total CLL	134,082	138,663

Energy Financial Services	6,662	7,011

GECAS	12,104	12,615

Other	1,640	1,788
Total Commercial financing receivables	154,488	160,077

Real Estate
Debt	29,474	30,249
Business Properties	9,548	9,962
Total Real Estate financing receivables	39,022	40,211

Consumer
Non-U.S. residential mortgages	45,436	45,536
Non-U.S. installment and revolving credit	20,235	20,132
U.S. installment and revolving credit	41,282	43,974
Non-U.S. auto	7,295	7,558
Other	8,231	8,304
Total Consumer financing receivables	122,479	125,504

Total financing receivables	315,989	325,792

Less allowance for losses	(7,637)	(8,058)
Total financing receivables – net	$308,352	$317,734

(15)

Allowance for Losses on Financing Receivables

The following tables provide a roll-forward of our allowance for losses on financing receivables.

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				March 31,
(In millions)	2011	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2011

Commercial
CLL
Americas	$1,287	$139	$–		$(194)		$22		$1,254
Europe	429	30	19		(51)		16		443
Asia	222	60	4		(69)		11		228
Other	7	–	(1)		–		–		6
Total CLL	1,945	229	22		(314)		49		1,931

Energy Financial
Services	22	19	(1)		(4)		–		36

GECAS	20	(8)	–		–		–		12

Other	58	4	1		(8)		–		55
Total Commercial	2,045	244	22		(326)		49		2,034

Real Estate
Debt	1,292	59	7		(243)		3		1,118
Business Properties	196	26	(1)		(42)		2		181
Total Real Estate	1,488	85	6		(285)		5		1,299

Consumer
Non-U.S. residential
mortgages	828	44	25		(74)		19		842
Non-U.S. installment
and revolving credit	937	153	23		(327)		144		930
U.S. installment and
revolving credit	2,333	585	–		(913)		136		2,141
Non-U.S. auto	168	15	5		(68)		32		152
Other	259	37	4		(86)		25		239
Total Consumer	4,525	834	57		(1,468)		356		4,304
Total	$8,058	$1,163	$85		$(2,079)		$410		$7,637

(a)	Other primarily included the effects of currency exchange.

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

(16)

	Balance at	Adoption of	Balance at	Provision				Balance at
	December 31,	ASU 2009	January 1,	charged to		Gross		March 31,
(In millions)	2009	16 & 17(a)	2010	operations	Other(b)	write-offs(c)	Recoveries(c)	2010

Commercial
CLL
Americas	$1,179	$66	$1,245	$325	$(4)	$(282)	$35	$1,319
Europe	575	–	575	72	(31)	(147)	15	484
Asia	244	(10)	234	50	(2)	(50)	4	236
Other	11	–	11	1	–	–	–	12
Total CLL	2,009	56	2,065	448	(37)	(479)	54	2,051

Energy Financial
Services	28	–	28	19	–	–	–	47

GECAS	104	–	104	21	–	(71)	–	54

Other	34	–	34	13	1	(2)	–	46
Total Commercial	2,175	56	2,231	501	(36)	(552)	54	2,198

Real Estate
Debt	1,358	(3)	1,355	170	(1)	(152)	–	1,372
Business Properties	136	45	181	41	(1)	(37)	1	185
Total Real Estate	1,494	42	1,536	211	(2)	(189)	1	1,557

Consumer
Non-U.S. residential
mortgages	926	–	926	103	(66)	(101)	26	888
Non-U.S. installment
and revolving credit	1,106	–	1,106	325	(5)	(507)	152	1,071
U.S. installment and
revolving credit	1,551	1,602	3,153	895	(1)	(1,199)	126	2,974
Non-U.S. auto	292	–	292	44	(9)	(92)	46	281
Other	292	–	292	108	(9)	(110)	19	300
Total Consumer	4,167	1,602	5,769	1,475	(90)	(2,009)	369	5,514
Total	$7,836	$1,700	$9,536	$2,187	$(128)	$(2,750)	$424	$9,269

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

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

See Note 12 for supplemental information about the credit quality of financing receivables and allowance for losses on financing receivables.

(17)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
	March 31,	December 31,
(In millions)	2011	2010

Goodwill	$27,759	$27,508

Other intangible assets
Intangible assets subject to amortization	$1,883	$1,884

Changes in goodwill balances follow.

			Dispositions,
	Balance at		currency	Balance at
	January 1,		exchange	March 31,
(In millions)	2011	Acquisitions	and other	2011

CLL	$13,893	$–	$166	$14,059
Consumer	10,817	–	83	10,900
Real Estate	1,089	–	2	1,091
Energy Financial Services	1,562	–	–	1,562
GECAS	147	–	–	147
Total	$27,508	$–	$251	$27,759

Goodwill balances increased $251 million during the three months ended March 31, 2011, primarily as a result of the weaker U.S. dollar ($271 million). Our reporting units and related goodwill balances are CLL ($14,059 million), Consumer ($10,900 million), Real Estate ($1,091 million), Energy Financial Services ($1,562 million) and GECAS ($147 million) at March 31, 2011.

Intangible Assets Subject to Amortization

	At
	March 31, 2011			December 31, 2010
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,210	$(638)	$572	$1,112	$(588)	$524
Patents, licenses and trademarks	381	(318)	63	599	(532)	67
Capitalized software	2,220	(1,724)	496	2,034	(1,535)	499
Lease valuations	1,653	(955)	698	1,646	(917)	729
Present value of future profits (a)	468	(468)	–	461	(461)	–
All other	312	(258)	54	333	(268)	65
Total	$6,244	$(4,361)	$1,883	$6,185	$(4,301)	$1,884

(a)
Balances at March 31, 2011 and December 31, 2010, reflect adjustments of $415 million and $423 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Amortization related to intangible assets subject to amortization was $146 million and $153 million for the three months ended March 31, 2011 and 2010, respectively.

(18)

6. BORROWINGS AND BANK DEPOSITS

Borrowings are summarized in the following table.

	At
(In millions)	March 31,	December 31,
	2011	2010
Short-term borrowings
Commercial paper
U.S.	$30,740	$32,547
Non-U.S.	9,866	9,497
Current portion of long-term borrowings(a)(b)(c)	59,164	65,612
GE Interest Plus notes(d)	8,834	9,058
Other(c)	1,999	2,083
Total short-term borrowings	$110,603	$118,797

Long-term borrowings
Senior unsecured notes(a)(b)	$254,681	$262,789
Subordinated notes(e)	4,687	2,575
Subordinated debentures(f)	7,472	7,298
Other(c)(g)	11,952	11,745
Total long-term borrowings	$278,792	$284,407

Non-recourse borrowings of consolidated securitization entities(h)	$29,300	$30,060

Bank deposits(i)	$39,397	$37,298

Total borrowings and bank deposits	$458,092	$470,562

(a)
GECC had issued and outstanding $45,045 million and $53,495 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at March 31, 2011 and December 31, 2010, respectively. Of the above amounts, $17,149 million and $18,455 million is included in current portion of long-term borrowings at March 31, 2011 and December 31, 2010, respectively.

(b)
Included in total long-term borrowings were $2,319 million and $2,395 million of obligations to holders of guaranteed investment contracts at March 31, 2011 and December 31, 2010, respectively. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC could be required to provide up to $2,208 million as of March 31, 2011, to repay holders of GICs.

(c)
Included $10,738 million and $11,135 million of funding secured by real estate, aircraft and other collateral at March 31, 2011 and December 31, 2010, respectively, of which $4,433 million and $4,671 million is non-recourse to GECS at March 31, 2011 and December 31, 2010, respectively.

(d)	Entirely variable denomination floating rate demand notes.

(e)	Included $417 million of subordinated notes guaranteed by GE at both March 31, 2011 and December 31, 2010.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Included $2,064 million and $1,984 million of covered bonds at March 31, 2011 and December 31, 2010, respectively. If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize these bonds in an amount up to $798 million at March 31, 2011.

(h)
Included at March 31, 2011 and December 31, 2010, were $9,931 million and $10,499 million of current portion of long-term borrowings, respectively, and $19,369 million and $19,561 million of long-term borrowings, respectively. See Note 13.

(i)
Included $20,604 million and $18,781 million of deposits in non-U.S. banks at March 31, 2011 and December 31, 2010, respectively, and $11,974 million and $11,606 million of certificates of deposits with maturities greater than one year at March 31, 2011 and December 31, 2010, respectively.

(19)

7. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

	At
	March 31,	December 31,
(In millions)	2011	2010

Unrecognized tax benefits	$3,974	$3,904
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,353	2,276
Accrued interest on unrecognized tax benefits	782	833
Accrued penalties on unrecognized tax benefits	75	73
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-1,100	0-1,200
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-200	0-250

(a)	Some portion of such reduction may be reported as discontinued operations.

The IRS is currently auditing the GE consolidated income tax returns for 2006-2007, a substantial portion of which include our activities. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We expect to contest the disallowance of this loss. It is reasonably possible that the 2006–2007 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

GE and GECS file a consolidated U.S. federal income tax return. This enables GE to use GECS tax deductions and credits to reduce the tax that otherwise would have been payable by GE. The GECS effective tax rate for each period reflects the benefit of these tax reductions in the consolidated return. GE makes cash payments to GECS for these tax reductions at the time GE’s tax payments are due. The effect of GECS on the amount of the consolidated tax liability from the formation of the GE NBC Universal joint venture will be settled in cash when it otherwise would have reduced the liability of the group absent the tax on formation.

(20)

8. SHAREOWNER’S EQUITY

A summary of increases (decreases) in GECS shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended March 31,
(In millions)	2011	2010

Net earnings attributable to GECS	$1,825	$152
Investment securities – net (a)	(188)	93
Currency translation adjustments – net	1,553	(1,359)
Cash flow hedges – net	(70)	413
Benefit plans – net	(1)	42
Total	$3,119	$(659)

(a)
Includes adjustments as of March 31, 2011 to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Changes to noncontrolling interests are as follows.

	Three months ended March 31,
(In millions)	2011	2010

Beginning balance	$1,164	$2,048
Net earnings	31	(5)
Dividends	(3)	(3)
AOCI and other (a)	(14)	118
Ending balance	$1,178	$2,158

(a)
The amount of change related to AOCI and other for the three months ended March 31, 2010 includes the impact of our adoption of ASC 810, Consolidations, of $124 million. Changes to other individual components of AOCI attributable to noncontrolling interests were insignificant.

(21)

9. REVENUES FROM SERVICES

Revenues from services are summarized in the following table.

	Three months ended March 31
(In millions)	2011	2010

Interest on loans	$5,253	$5,439
Equipment leased to others	2,822	2,761
Fees	1,151	1,216
Associated companies(a)(b)	1,082	597
Investment income(c)	693	562
Financing leases	665	741
Premiums earned by insurance activities	481	489
Real estate investments	402	277
Other items	563	407
Total	$13,112	$12,489

(a)
During the three months ended March 31, 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. Following the sale, we hold a 2.25% equity ownership interest which is classified as an available-for-sale security.

(b)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at March 31, 2011 and December 31, 2010 of $89,081 million and $180,015 million, respectively. Assets were primarily financing receivables of $56,984 million and $97,447 million at March 31, 2011 and December 31, 2010, respectively. Total liabilities were $70,983 million and $143,957 million, consisted primarily of bank deposits of $44,293 million and $75,661 million at March 31, 2011 and December 31, 2010, respectively, and debt of $36,496 million and $53,696 million at March 31, 2011 and December 31, 2010, respectively. Revenues in the first quarters of 2011 and 2010 totaled $3,717 million and $4,966 million, respectively, and net earnings in the first quarters of 2011 and 2010 totaled $459 million and $879 million, respectively.

(c)	Included net other-than-temporary impairments on investment securities of $64 million and $79 million in the three months ended March 31, 2011 and 2010, respectively. See Note 3.

10. FAIR VALUE MEASUREMENTS

For a description on how we estimate fair value, see Note 1 in our 2010 consolidated financial statements.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $27,329 million and $27,141 million at March 31, 2011 and December 31, 2010, respectively, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $5,346 million and $5,706 million at March 31, 2011 and December 31, 2010, respectively, supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our global banks. Such securities are mainly investment grade.

(22)

(In millions)							Netting
	Level 1	(a)	Level 2	(a)	Level 3	(b)	adjustment	(c)	Net balance
March 31, 2011
Assets
Investment securities
Debt
U.S. corporate	$–		$19,356		$3,119		$–		$22,475
State and municipal	–		2,633		210		–		2,843
Residential mortgage-backed	–		2,629		118		–		2,747
Commercial mortgage-backed	–		2,896		11		–		2,907
Asset-backed	–		638		2,826		–		3,464
Corporate - non-U.S.	62		1,291		1,479		–		2,832
Government - non-U.S.	899		1,775		162		–		2,836
U.S. government and federal agency	–		3,043		201		–		3,244
Retained interests	–		–		52		–		52
Equity
Available-for-sale	1,012		21		21		–		1,054
Trading	418		–		–		–		418
Derivatives(d)	–		9,061		120		(4,336)		4,845
Other(e)	–		–		472		–		472
Total	$2,391		$43,343		$8,791		$(4,336)		$50,189

Liabilities
Derivatives	$–		$6,452		$48		$(4,329)		$2,171
Other	–		29		–		–		29
Total	$–		$6,481		$48		$(4,329)		$2,200

December 31, 2010
Assets
Investment securities
Debt
U.S. corporate	$–		$19,374		$3,198		$–		$22,572
State and municipal	–		2,499		225		–		2,724
Residential mortgage-backed	47		2,696		66		–		2,809
Commercial mortgage-backed	–		2,875		49		–		2,924
Asset-backed	–		690		2,540		–		3,230
Corporate - non-U.S.	89		1,292		1,486		–		2,867
Government - non-U.S.	776		1,334		156		–		2,266
U.S. government and federal agency	–		3,158		210		–		3,368
Retained interests	–		–		39		–		39
Equity
Available-for-sale	661		20		24		–		705
Trading	417		–		–		–		417
Derivatives(d)	–		10,393		330		(3,646)		7,077
Other(e)	–		–		450		–		450
Total	$1,990		$44,331		$8,773		$(3,646)		$51,448

Liabilities
Derivatives	$–		$6,250		$102		$(3,637)		$2,715
Other	–		31		–		–		31
Total	$–		$6,281		$102		$(3,637)		$2,746

(a)	The fair value of securities transferred between Level 1 and Level 2 was $67 million during the three months ended March 31, 2011.

(b)
Level 3 investment securities valued using non-binding broker quotes totaled $1,018 million and $1,054 million at March 31, 2011 and December 31, 2010, respectively, and were classified as available-for-sale securities.

(c)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(d)
The fair value of derivatives included an adjustment for non-performance risk. At March 31, 2011 and December 31, 2010, the cumulative adjustment was a loss of $7 million and $9 million, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(23)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended March 31, 2011 and 2010. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Three Months Ended March 31, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
		(losses)		other				Transfers		Transfers			still held at
	January 1,	included in		comprehensive				into		out of		March 31,	March 31,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,198	$87		$(23)	$45	$(114)	$(74)	$–		$–		$3,119	$–
State and municipal	225	–		(5)	4	–	(3)	–		(11)		210	–
Residential
mortgage-backed	66	–		3	1	(4)	(1)	71		(18)		118	–
Commercial
mortgage-backed	49	–		–	7	–	–	3		(48)		11	–
Asset-backed	2,540	3		74	371	(109)	(10)	1		(44)		2,826	–
Corporate – non-U.S.	1,486	(27)		54	12	(28)	(29)	11		–		1,479	–
Government
– non-U.S.	156	–		6	–	–	–	–		–		162	–
U.S. government and
federal agency	210	–		(9)	–	–	–	–		–		201	–
Retained interests	39	(19)		34	–	(1)	(1)	–		–		52	–
Equity
Available-for-sale	24	–		(1)	–	–	–	1		(3)		21	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	227	18		4	4	–	(184)	–		6		75	23
Other	450	–		17	5	–	–	–		–		472	–
Total	$8,670	$62		$154	$449	$(256)	$(302)	$87		$(118)		$8,746	$23

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $3 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(24)

Changes in Level 3 Instruments for the Three Months Ended March 31, 2010

(In millions)					Net realized/					Net change
					unrealized					in unrealized
					gains (losses)					gains (losses)
			Net realized/		included in					relating to
			unrealized		accumulated	Purchases,	Transfers			instruments
			gains(losses)		other	sales	in and/or			still held at
	January 1,		included in		comprehensive	and	out of		March 31,	March 31,
	2010	(a)	earnings	(b)	income	settlements	Level 3	(c)	2010	2010	(d)

Investment securities
Debt
U.S. corporate	$3,053		$16		$48	$(312)	$1		$2,806	$–
State and municipal	205		–		74	(4)	–		275	–
Residential
mortgage-backed	123		–		17	–	(7)		133	–
Commercial
mortgage-backed	1,041		30		2	(951)	(3)		119	–
Asset-backed	1,872		9		23	(16)	(26)		1,862	–
Corporate - non-U.S.	1,331		(4)		(19)	191	(142)		1,357	–
Government -
non-U.S.	163		–		(2)	–	(25)		136	–
U.S. government and
federal agency	256		–		(12)	–	–		244	–
Retained interests	45		–		1	(3)	–		43	–
Equity
Available-for-sale	19		–		–	–	–		19	–
Trading	–		–		–	–	–		–	–
Derivatives(e)	205		77		(7)	(55)	(49)		171	54
Other	480		(1)		(23)	–	(28)		428	–
Total	$8,793		$127		$102	$(1,150)	$(279)		$7,593	$54

(a)	Included $1,015 million in debt securities, a reduction in retained interests of $8,782 million and a reduction in derivatives of $365 million related to adoption of ASU 2009-16 & 17.

(b)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

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

(25)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at March 31, 2011 and December 31, 2010. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the three months ended		the year ended
	March 31, 2011		December 31, 2010
(In millions)	Level 2	Level 3	Level 2	Level 3

Financing receivables and loans held for sale	$13	$6,050	$54	$6,833
Cost and equity method investments(a)	–	170	–	378
Long-lived assets, including real estate	410	4,251	1,025	5,809
Total	$423	$10,471	$1,079	$13,020

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $35 million and $296 million at March 31, 2011 and December 31, 2010, respectively.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at March 31, 2011 and 2010.

	Three months ended March 31,
(In millions)	2011	2010

Financing receivables and loans held for sale	$(377)	$(581)
Cost and equity method investments(a)	(48)	(66)
Long-lived assets, including real estate(b)	(568)	(701)
Total	$(993)	$(1,348)

(a)	Includes fair value adjustments associated with private equity and real estate funds of $(5) million and $(13) million in the three months ended March 31, 2011 and 2010, respectively.

(b)
Includes $436 million and $583 million of impairments related to real estate equity properties and investments recorded in operating and administrative expenses in the three months ended March 31, 2011 and 2010, respectively.

11. FINANCIAL INSTRUMENTS

The following table provides information about the assets and liabilities not carried at fair value in our Condensed Statement of Financial Position. Consistent with ASC 825, Financial Instruments, the table excludes finance leases and non-financial assets and liabilities. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using financial models. Realization of the fair value of these instruments depends upon market forces beyond our control, including marketplace liquidity. For a description on how we estimate fair value, see Note 15 in our 2010 consolidated financial statements.

(26)

	At
	March 31, 2011			December 31, 2010
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value
Assets
Loans	(a)	$266,569	$263,714	(a)	$273,739	$270,105
Other commercial mortgages	(a)	1,026	1,077	(a)	1,041	1,103
Loans held for sale	(a)	313	313	(a)	287	287
Other financial instruments(c)	(a)	2,119	2,619	(a)	2,103	2,511
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(458,092)	(467,939)	(a)	(470,562)	(482,765)
Investment contract benefits	(a)	(3,673)	(4,208)	(a)	(3,726)	(4,264)
Guaranteed investment contracts	(a)	(5,291)	(5,295)	(a)	(5,502)	(5,524)
Insurance - credit life(e)	$1,823	(98)	(76)	$1,825	(103)	(69)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 6.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at March 31, 2011 and December 31, 2010 would have been reduced by $2,891 million and $4,298 million, respectively.

(e)	Net of reinsurance of $2,800 million at both March 31, 2011 and December 31, 2010.

Loan Commitments

	Notional amount at
	March 31,	December 31,
(In millions)	2011	2010

Ordinary course of business lending commitments(a)	$4,080	$4,507
Unused revolving credit lines(b)
Commercial(c)	19,831	21,338
Consumer - principally credit cards	234,609	227,006

(a)	Excluded investment commitments of $1,469 million and $1,990 million as of March 31, 2011 and December 31, 2010, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $11,202 million and $11,840 million as of March 31, 2011 and December 31, 2010, respectively.

(c)
Included commitments of $14,930 million and $16,243 million as of March 31, 2011 and December 31, 2010, respectively, associated with secured financing arrangements that could have increased to a maximum of $19,086 million and $20,268 million at March 31, 2011 and December 31, 2010, respectively, based on asset volume under the arrangement.

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

(27)

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $305,000 million, approximately 96% or $293,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At March 31, 2011		At December 31, 2010
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$4,249	$2,815	$5,959	$2,675
Currency exchange contracts	2,895	2,666	2,915	2,422
	7,144	5,481	8,874	5,097

Derivatives not accounted for as hedges
Interest rate contracts	214	305	294	552
Currency exchange contracts	1,726	669	1,281	653
Other contracts	97	45	274	50
	2,037	1,019	1,849	1,255
Netting adjustments(a)	(4,336)	(4,329)	(3,646)	(3,637)

Total	$4,845	$2,171	$7,077	$2,715

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At March 31, 2011 and December 31, 2010, the cumulative adjustment for non-performance risk was a loss of $7 million and $9 million, respectively.

(28)

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following table provides information about the earnings effects of our fair value hedging relationships for the three months ended March 31, 2011 and 2010.

	Three months ended
	March 31, 2011		March 31, 2010
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$(1,731)	$1,661	$1,260	$(1,409)
Currency exchange contracts	24	(27)	(20)	16

Fair value hedges resulted in $(73) million and $(153) million of ineffectiveness in the three months ended March 31, 2011 and 2010, respectively. In both the three months ended March 31, 2011 and 2010, there were insignificant amounts excluded from the assessment of effectiveness.

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

The following table provides information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest, when reclassified out of AOCI, for the three months ended March 31, 2011 and 2010.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended		for the three months ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
(In millions)

Cash flow hedges
Interest rate contracts	$24	$(230)	$(256)	$(418)
Currency exchange contracts	177	(346)	419	(537)
Commodity contracts	–	2	(11)	–
Total	$201	$(574)	$152	$(955)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was $1,950 million at March 31, 2011. We expect to transfer $(839) million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In the three months ended March 31, 2011 and 2010, we recognized insignificant gains and losses, respectively, related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2011 and 2010, the maximum term of derivative instruments that hedge forecasted transactions was 21 years and 22 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $29 million and $(35) million for the three months ended March 31, 2011 and 2010, respectively.

(29)

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

The following table provides information about the amounts recorded in AOCI for the three months ended March 31, 2011 and 2010, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	three months ended March 31,		three months ended March 31,
(In millions)	2011	2010	2011	2010

Net investment hedges
Currency exchange contracts	$(801)	$404	$(338)	$–

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(278) million and $(199) million for the three months ended March 31, 2011 and 2010, respectively, and are recorded in interest.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains for the three months ended March 31, 2011 on derivatives not designated as hedges were $292 million comprised of amounts related to interest rate contracts of $11 million, currency exchange contracts of $267 million, and other derivatives of $14 million. These gains more than offset the earnings effects from the underlying items that were economically hedged. Losses for the three months ended March 31, 2010 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $(549) million comprised of amounts related to interest rate contracts of $150 million, currency exchange contracts of $(695) million, and other derivatives of $(4) million.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At March 31, 2011, our exposure to counterparties, including interest due, net of collateral we hold, was $497 million. The fair value of such collateral was $6,178 million, of which $1,479 million was cash and $4,699 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,763 million at March 31, 2011.

(30)

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $2,171 million subject to these provisions, after consideration of collateral posted by us and outstanding interest payments, was $854 million at March 31, 2011.

12. SUPPLEMENTAL INFORMATION ABOUT THE CREDIT QUALITY OF FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

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

Impaired loans are larger-balance or restructured loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

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

(31)

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

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

Commercial	Financing receivables at
	March 31,	December 31,
(In millions)	2011	2010

CLL
Americas	$82,876	$86,596
Europe	37,093	37,498
Asia	11,545	11,943
Other	2,568	2,626
Total CLL	134,082	138,663

Energy Financial Services	6,662	7,011

GECAS	12,104	12,615

Other	1,640	1,788

Total Commercial financing receivables, before allowance for losses	$154,488	$160,077

Non-impaired financing receivables	$148,512	$154,257
General reserves	1,052	1,014

Impaired loans	5,976	5,820
Specific reserves	982	1,031

(32)

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

Commercial	March 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.2%	0.8%	1.3%	0.8%
Europe	3.9	2.2	4.2	2.3
Asia	2.4	1.7	2.2	1.4
Other	0.4	0.3	0.7	0.3
Total CLL	2.0	1.2	2.1	1.3

Energy Financial Services	0.8	0.8	0.9	0.8

GECAS	0.5	0.4	–	–

Other	5.5	5.2	5.8	5.5

Total	1.9	1.2	2.0	1.2

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $5,442 million and $5,463 million of nonaccrual financing receivables at March 31, 2011 and December 31, 2010, respectively, $1,007 million and $1,016 million are currently paying in accordance with their contractual terms, respectively.

Commercial	Nonaccrual financing receivables at		Nonearning financing receivables at
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

CLL
Americas	$2,965	$3,206	$2,395	$2,571
Europe	1,552	1,415	1,209	1,241
Asia	555	616	346	406
Other	8	9	8	8
Total CLL	5,080	5,246	3,958	4,226

Energy Financial Services	162	78	162	62

GECAS	16	–	16	–

Other	184	139	99	102
Total	$5,442	$5,463	$4,235	$4,390

Allowance for losses percentage	37.4%	37.4%	48.0%	46.6%

(33)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

Commercial(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment in
(In millions)	in loans	balance	loans	in loans	balance	allowance	loans

March 31, 2011

CLL
Americas	$2,093	$2,182	$2,062	$1,532	$1,557	$516	$1,615
Europe	1,001	833	902	538	345	281	552
Asia	103	102	111	247	214	122	292
Other	–	–	–	–	–	–	–
Total CLL	3,197	3,117	3,075	2,317	2,116	919	2,459
Energy Financial Services	35	42	45	127	127	19	75
GECAS	78	78	51	36	36	3	18
Other	75	75	67	111	111	41	109
Total	$3,385	$3,312	$3,238	$2,591	$2,390	$982	$2,661

December 31, 2010

CLL
Americas	$2,030	$2,127	$1,547	$1,699	$1,744	$589	$1,754
Europe	802	674	629	566	566	267	563
Asia	119	117	117	338	303	132	334
Other	–	–	9	–	–	–	–
Total CLL	2,951	2,918	2,302	2,603	2,613	988	2,651
Energy Financial Services	54	61	76	24	24	6	70
GECAS	24	24	50	–	–	–	31
Other	58	57	30	106	99	37	82
Total	$3,087	$3,060	$2,458	$2,733	$2,736	$1,031	$2,834

(a)
We recognized $42 million, $88 million and $8 million of interest income for the three months ended March 31, 2011, the year ended December 31, 2010 and the three months ended March 31, 2010, respectively, principally on a cash basis. A substantial majority of this amount was related to income recognized in our CLL Americas business. The total average investment in impaired loans for the three months ended March 31, 2010, was $5,012 million.

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

(34)

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

Commercial	Secured
(In millions)	A	B	C	Total

March 31, 2011

CLL
Americas	$76,035	$2,852	$3,989	$82,876
Europe	33,136	991	1,374	35,501
Asia	10,405	187	752	11,344
Other	2,459	62	47	2,568
Total CLL	122,035	4,092	6,162	132,289

Energy Financial Services	6,500	153	9	6,662

GECAS	10,708	1,077	319	12,104

Other	1,640	–	–	1,640
Total	$140,883	$5,322	$6,490	$152,695

December 31, 2010

CLL
Americas	$76,977	$4,103	$5,516	$86,596
Europe	33,642	840	1,262	35,744
Asia	10,777	199	766	11,742
Other	2,506	66	54	2,626
Total CLL	123,902	5,208	7,598	136,708

Energy Financial Services	6,775	183	53	7,011

GECAS	11,034	1,193	388	12,615

Other	1,788	–	–	1,788
Total	$143,499	$6,584	$8,039	$158,122

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

Substantially all of our unsecured Commercial financing receivables portfolio is attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At March 31, 2011 and December 31, 2010, these financing receivables included $283 million and $208 million rated A, $805 million and $964 million rated B, and $705 million and $783 million rated C, respectively.

(35)

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

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

Real Estate	Financing receivables at
	March 31,	December 31,
(In millions)	2011	2010

Debt	$29,474	$30,249
Business Properties	9,548	9,962

Total Real Estate financing receivables, before allowance for losses	$39,022	$40,211

Non-impaired financing receivables	$28,572	$30,394
General reserves	301	338

Impaired loans	10,450	9,817
Specific reserves	998	1,150

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

Real Estate	March 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Debt	4.0%	3.4%	4.3%	4.1%
Business Properties	4.2	3.9	4.6	3.9
Total	4.1	3.5	4.4	4.0

(36)

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $10,308 million and $9,719 million of nonaccrual financing receivables at March 31, 2011 and December 31, 2010, respectively, $8,698 million and $7,888 million are currently paying in accordance with their contractual terms, respectively.

Real Estate	Nonaccrual financing receivables at		Nonearning financing receivables at
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Debt	$9,603	$9,039	$769	$961
Business Properties	705	680	368	386
Total	$10,308	$9,719	$1,137	$1,347

Allowance for losses percentage	12.6%	15.3%	114.2%	110.5%

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

Real Estate(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

March 31, 2011

Debt	$3,752	$3,841	$3,283	$5,993	$6,077	$866	$6,158
Business Properties	208	208	199	497	498	132	493
Total	$3,960	$4,049	$3,482	$6,490	$6,575	$998	$6,651

December 31, 2010

Debt	$2,814	$2,873	$1,598	$6,323	$6,498	$1,007	$6,116
Business Properties	191	213	141	489	476	143	382
Total	$3,005	$3,086	$1,739	$6,812	$6,974	$1,150	$6,498

(a)
We recognized $105 million, $189 million and $57 million of interest income for the three months ended March 31, 2011, the year ended December 31, 2010 and the three months ended March 31, 2010, respectively, principally on a cash basis. A substantial majority of this amount was related to our Real Estate-Debt portfolio. The total average investment in impaired loans for the three months ended March 31, 2010 was $6,999 million.

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

(37)

	March 31, 2011			December 31, 2010
	Loan-to-value ratio			Loan-to-value ratio
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$14,858	$6,942	$7,674	$12,362	$9,392	$8,495

	March 31, 2011			December 31, 2010
	Internal Risk Rating			Internal Risk Rating
(In millions)	A	B	C	A	B	C

Business Properties	$8,473	$431	$644	$8,746	$437	$779

Within Real Estate, these financing receivables are primarily concentrated in our North American and European Lending platforms and are secured by various property types. Collateral values for Real Estate-Debt financing receivables are updated at least semi-annually, or more frequently for higher risk loans. A substantial majority of the Real Estate-Debt financing receivables with loan-to-value ratios greater than 95% are paying in accordance with contractual terms. Substantially all of these loans and substantially all of the Real Estate-Business Properties financing receivables included in Category C are impaired loans which are subject to the specific reserve evaluation process described in Note 1 in our 2010 consolidated financial statements. The ultimate recoverability of impaired loans is driven by collection strategies that do not necessarily depend on the sale of the underlying collateral and include full or partial repayments through third-party refinancing and restructurings.

CONSUMER

Our Consumer portfolio is largely non-U.S. and primarily comprises residential mortgage, sales finance, and auto and personal loans in various European and Asian countries. At March 31, 2011, our U.S. consumer financing receivables included private-label credit card and sales financing for over 48 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 62% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 38% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

Consumer	Financing receivables at
	March 31,	December 31,
(In millions)	2011	2010

Non-U.S. residential mortgages	$45,436	$45,536
Non-U.S. installment and revolving credit	20,235	20,132
U.S. installment and revolving credit	41,282	43,974
Non-U.S. auto	7,295	7,558
Other	8,231	8,304
Total Consumer financing receivables, before allowance for losses	$122,479	$125,504

Non-impaired financing receivables	$119,792	$122,956
General reserves	3,739	3,970

Impaired loans	2,687	2,548
Specific reserves	565	555

(38)

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

Consumer	March 31, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	13.1%	8.7%	13.3%	8.4%
Non-U.S. installment and revolving credit	4.6	1.3	4.5	1.3
U.S. installment and revolving credit	5.7	2.6	6.2	2.8
Non-U.S. auto	3.4	0.5	3.3	0.6
Other	4.5	2.6	4.2	2.3
Total	8.1	4.5	8.2	4.4

(a)
Included $297 million and $268 million of loans at March 31, 2011 and December 31, 2010, respectively, which are over 90 days past due and accruing interest. A substantial majority of these loans are covered by third-party mortgage insurance, which provide for payment of principal and interest on the underlying loan.

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

Consumer	Nonaccrual financing receivables at		Nonearning financing receivables at
	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Non-U.S. residential
mortgages	$4,115	$4,059	$3,927	$3,812
Non-U.S. installment
and revolving
credit	296	302	295	289
U.S. installment and
revolving credit	1,004	1,201	1,004	1,201
Non-U.S. auto	41	46	41	46
Other	580	600	462	478
Total	$6,036	$6,208	$5,729	$5,826

Allowance for losses percentage	71.3%	72.9%	75.1%	77.7%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,687 million (with an unpaid principal balance of $2,382 million) and comprised $150 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,537 million with a specific allowance of $565 million at March 31, 2011.  The impaired loans with a specific allowance included $407 million with a specific allowance of $98 million in our Consumer–Other portfolio and $2,130 million with a specific allowance of $467 million across the remaining Consumer business and had an unpaid principal balance and average investment of $1,836 million and $2,075 million, respectively, at March 31, 2011. We recognized $32 million, $114 million and $28 million of interest income for the three months ended March 31, 2011, the year ended December 31, 2010 and the three months ended March 31, 2010, respectively, principally on a cash basis. A substantial majority of this amount related to income recognized in our Consumer–U.S. installment and revolving credit portfolio. The total average investment in impaired loans for the three months ended March 31, 2010 was $1,552 million.

(39)

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

	March 31, 2011			December 31, 2010
	Loan-to-value ratio			Loan-to-value ratio
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$25,329	$7,483	$12,624	$25,393	$7,515	$12,628

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 84% and 58%, respectively. We have third-party mortgage insurance for approximately 72% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at March 31, 2011. Such loans were primarily originated in the U.K. and France.

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

	Internal ratings translated to approximate credit bureau equivalent score
	March 31, 2011			December 31, 2010
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S. installment and
revolving credit	$10,468	$5,632	$4,135	$10,192	$5,749	$4,191
U.S. installment and
revolving credit	24,343	8,521	8,418	25,940	8,846	9,188
Non-U.S. auto	4,775	1,599	921	5,379	1,330	849

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at March 31, 2011, 93% and 7% relate to installment and revolving credit accounts and non-U.S. auto accounts, respectively. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

(40)

Consumer – Other

Secured lending in Consumer – Other comprises loans to small and medium-sized enterprises predominantly secured by auto and equipment, inventory finance, and cash flow loans. We develop our internal risk ratings for this portfolio in a manner consistent with the process used to develop our Commercial credit quality indicators, described above. We use the borrower’s credit quality and underlying collateral strength to determine the potential risk of loss from these activities.

At March 31, 2011, Consumer – Other financing receivables of $6,255 million, $860 million and $1,116 million were rated A, B, and C, respectively. At December 31, 2010, Consumer – Other financing receivables of $6,415 million, $822 million and $1,067 million were rated A, B, and C, respectively.

13. VARIABLE INTEREST ENTITIES

We securitize financial assets and arrange other forms of asset-backed financing in the ordinary course of business. The securitization transactions we engage in are similar to those used by many financial institutions. Beyond improving returns, these securitization transactions serve as alternative funding sources for a variety of diversified lending and securities transactions. Historically, we have used both GECS-supported and third-party VIEs to execute off-balance sheet securitization transactions funded in the commercial paper and term markets. The largest group of VIEs that we are involved with are former Qualified Special Purpose Entities (QSPEs), which under guidance in effect through December 31, 2009 were excluded from the scope of consolidation standards based on their characteristics. Except as noted below, investors in these entities only have recourse to the assets owned by the entity and not to our general credit. We do not have implicit support arrangements with any VIE. We did not provide non-contractual support for previously transferred financing receivables to any VIE in 2011 or 2010.

In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.

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

Consolidated Variable Interest Entities

We consolidate VIEs because we have the power to direct the activities that significantly affect the VIE’s economic performance, typically because of our role as either servicer or manager for the VIE. As more fully described in Note 17 in our 2010 consolidated financial statements, our consolidated VIEs fall into three main groups: (1) Trinity, a group of sponsored special purpose entities that holds investment securities funded by the issuance of GICs; (2) Consolidated Securitization Entities, primarily former QSPEs that were created to facilitate securitization of financial assets and other forms of asset-backed financing; and (3) Other consolidated VIEs, primarily asset-backed financing entities where we are the collateral manager, joint ventures and insurance entities. The table below summarizes the assets and liabilities of these entities.

(41)

		Consolidated Securitization Entities (a)

		Credit			Trade
(In millions)	Trinity(b)	Cards(c)	Equipment(d)	Real Estate	Receivables	Other(d)	Total

March 31, 2011
Assets(e)
Financing receivables, net	$–	$16,827	$10,080	$4,081	$2,439	$3,245	$36,672
Investment securities	5,346	–	–	–	–	1,005	6,351
Other assets	156	17	249	207	25	2,283	2,937
Total	$5,502	$16,844	$10,329	$4,288	$2,464	$6,533	$45,960

Liabilities(e)
Borrowings	$–	$–	$167	$25	$–	$908	$1,100
Non-recourse borrowings	–	12,725	8,302	4,150	2,304	1,271	28,752
Other liabilities	5,488	92	51	3	279	830	6,743
Total	$5,488	$12,817	$8,520	$4,178	$2,583	$3,009	$36,595

December 31, 2010
Assets(e)
Financing receivables, net	$–	$20,570	$9,431	$4,233	$1,882	$3,356	$39,472
Investment securities	5,706	–	–	–	–	964	6,670
Other assets	283	17	234	209	99	2,198	3,040
Total	$5,989	$20,587	$9,665	$4,442	$1,981	$6,518	$49,182

Liabilities(e)
Borrowings	$–	$–	$184	$25	$–	$925	$1,134
Non-recourse borrowings	–	12,824	8,091	4,294	2,970	1,265	29,444
Other liabilities	5,690	132	8	4	–	825	6,659
Total	$5,690	$12,956	$8,283	$4,323	$2,970	$3,015	$37,237

(a)
Includes entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17. On January 1, 2010, we consolidated financing receivables of $39,463 million and investment securities of $1,015 million and non-recourse borrowings of $36,112 million. At March 31, 2011, financing receivables of $29,448 million and non-recourse borrowings of $24,482 million remained outstanding in respect of those entities.

(b)	Contractual credit and liquidity support provided to those entities was $1,364 million at March 31, 2011 and $1,508 million at December 31, 2010.

(c)
In February 2011, the capital structure of a consolidated credit card securitization entity changed and it is now consolidated under the voting interest model and accordingly is no longer reported in the table above. The entity’s assets and liabilities at December 31, 2010 were $2,875 million and $525 million, respectively.

(d)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. We have not entered into additional arrangements since that date. Liquidity and credit support was $91 million at March 31, 2011 and $936 million at December 31, 2010.

(e)
Asset amounts exclude intercompany receivables for cash collected on behalf of the entities by GE as servicer, which are eliminated in consolidation. Such receivables provide the cash to repay the entities’ liabilities. If these intercompany receivables were included in the table above, assets would be higher. In addition other assets, borrowings and other liabilities exclude intercompany balances that are eliminated in consolidation.

Revenues from services from our consolidated VIEs were $1,540 million and $1,851 million in the three months ended March 31, 2011 and 2010, respectively. Related expenses consisted primarily of provisions for losses of $362 million and $468 million in the three months ended March 31, 2011 and 2010, respectively, and interest of $156 million and $210 million in the three months ended March 31, 2011 and 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECS and the VIEs, which are eliminated in consolidation.

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

(42)

The largest unconsolidated VIE with which we are involved is Penske Truck Leasing (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation. PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers. At March 31, 2011, our investment of $6,126 million primarily comprised a 49.9% partnership interest of $832 million and loans and advances of $5,257 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

Other significant exposures to unconsolidated VIEs at March 31, 2011 include investments in real estate entities ($2,162 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; debt investment fund ($2,168 million); and exposures to joint ventures that purchase factored receivables ($1,735 million). Substantially all of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at March 31, 2011 and December 31, 2010 follow.

	At
	March 31, 2011			December 31, 2010
(In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$6,126	$4,868	$10,994	$5,790	$4,580	$10,370
Financing receivables – net	–	2,210	2,210	–	2,240	2,240
Total investments	6,126	7,078	13,204	5,790	6,820	12,610
Contractual obligations to fund
investments or guarantees	600	2,288	2,888	600	1,981	2,581
Revolving lines of credit	2,119	–	2,119	2,431	–	2,431
Total	$8,845	$9,366	$18,211	$8,821	$8,801	$17,622

In addition to the entities included in the table above, we also hold passive investments in RMBS, commercial mortgage-backed securities (CMBS) and asset-backed securities (ABS) issued by VIEs. Such investments were, by design, investment grade at issuance and held by a diverse group of investors. Further information about such investments is provided in Note 3.

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

(43)

Overview

Revenues for the first quarter of 2011 were $13.2 billion, a $0.4 billion (3%) increase from the first quarter of 2010. Revenues for the first quarter of 2011 included $0.1 billion from acquisitions and were reduced by $0.4 billion as a result of dispositions. Revenues for the quarter increased compared with the first quarter of 2010 as a result of organic revenue growth including the gain on sale of a substantial portion of our Garanti Bank equity investment (Garanti Bank transaction) and improved margins, partially offset by lower asset balances. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $1.8 billion, up from $0.5 billion in the first quarter of 2010.

Overall, acquisitions contributed $0.1 billion and $0.2 billion to total revenues in the first quarters of 2011 and 2010, respectively. Our earnings in the first quarters of 2011 and 2010, respectively, included an insignificant amount and $0.1 billion, respectively, from acquired businesses. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.4 billion and $1.0 billion in the first quarters of 2011 and 2010, respectively. The effects of dispositions on earnings were an insignificant amount and a decrease of $0.1 billion in the first quarters of 2011 and 2010, respectively.

During the first quarter of 2010, we recorded an adjustment of $0.4 billion of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan. Additional information about the disposition of GE Money Japan is provided in Note 2 to the condensed, consolidated financial statements.

During the three months ended March 31, 2011, GE Capital provided approximately $23 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $19 billion of credit to more than 48 million U.S. consumers. GE Capital provided credit to approximately 4,500 new commercial customers and 11,300 new small businesses in the U.S. during the three months ended March 31, 2011 and ended the period with outstanding credit to more than 297,000 commercial customers and 184,000 small businesses through retail programs in the U.S.

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

We expect our ability to benefit from non-U.S. income taxed at less than the U.S. rate to continue subject to changes of U.S. or foreign law, including the possible expiration of the U.S. tax law provision deferring tax on active financial services income. In addition, since this benefit depends on management’s intention to indefinitely reinvest amounts outside the U.S., our tax provision will increase to the extent we no longer indefinitely reinvest foreign earnings.

The provision for income taxes was an expense of $0.4 billion for the first quarter of 2011 (an effective tax rate of 18.4%), compared with $0.3 billion benefit for the first quarter of 2010 (a negative effective tax rate of 209.1%). The first quarter 2010 tax benefit when compared to the first quarter 2010 pre-tax income results in a negative rate for that period. The tax expense increased in the first quarter 2011 by $0.8 billion primarily from the $2.1 billion increase in pre-tax income earned principally in higher tax jurisdictions.

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

(44)

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

Segment profit is determined based on internal performance measures used by the Chairman to assess the performance of each business in a given period. In connection with that assessment, the Chairman may exclude matters such as charges for restructuring; rationalization and other similar expenses; acquisition costs and other related charges; technology and product development costs; certain gains and losses from acquisitions or dispositions; and litigation settlements or other charges, responsibility for which preceded the current management team.

Segment profit excludes results reported as discontinued operations, earnings attributable to noncontrolling interests of consolidated subsidiaries and accounting changes. Segment profit, which we sometimes refer to as “net earnings”, includes interest and income taxes. Prior to January 1, 2011, segment profit also excluded the effects of principal pension plans. Beginning January 1, 2011, GE allocated service costs related to its principal pension plans and GE no longer allocates the retiree costs of its postretirement healthcare benefits to its segments. This revised allocation methodology better aligns segment operating costs to the active employee costs, which are managed by the segments. This change did not significantly affect our reported segment results.

We have reclassified certain prior-period amounts to conform to the current-period presentation. Refer to the Summary of Operating Segments on page 6 for a reconciliation of the total reportable segments’ profit to the consolidated net earnings attributable to the Company.

(45)

CLL

		Three months ended March 31,
(In millions)		2011	2010

Revenues		$4,608	$4,594

Segment profit		$554	$232

	At
	March 31,	December 31,	March 31,
(In millions)	2011	2010	2010

Total assets	$197,467	$202,650	$212,752

		Three months ended March 31,
(In millions)		2011	2010

Revenues
Americas		$2,545	$2,416
Europe		965	1,104
Asia		559	537
Other		539	537

Segment profit
Americas		$449	$249
Europe		91	81
Asia		33	18
Other		(19)	(116)

	At
	March 31,	December 31,	March 31,
(In millions)	2011	2010	2010

Total assets
Americas	$111,145	$114,685	$122,899
Europe	48,555	50,026	50,805
Asia	17,795	18,269	18,821
Other	19,972	19,670	20,227

CLL revenues were flat and net earnings were favorable compared with the first quarter of 2010. Revenues for the quarter increased slightly compared with the first quarter of 2010 as a result of higher investment income and higher gains, offset by organic revenue declines. Net earnings increased in the first quarter of 2011, reflecting lower provisions for losses on financing receivables ($0.1 billion), higher investment income ($0.1 billion), core increases ($0.1 billion) and higher gains ($0.1 billion).

(46)

Consumer

		Three months ended March 31,
(In millions)		2011	2010

Revenues		$4,941	$4,564

Segment profit		$1,257	$569

	At
	March 31,	December 31,	March 31,
(In millions)	2011	2010	2010

Total assets	$147,474	$152,839	$158,855

Consumer revenues increased 8% and net earnings were favorable compared with the first quarter of 2010. Revenues for the first quarter of 2011 included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the first quarter also increased $0.4 billion compared with the first quarter of 2010 as a result of the gain on the Garanti Bank transaction ($0.7 billion), partially offset by organic revenue declines ($0.3 billion). The increase in net earnings resulted primarily from core growth ($0.6 billion), including lower provisions for losses on financing receivables primarily in the U.S., our global banks, and the U.K. ($0.4 billion), and the gain on the Garanti Bank transaction ($0.3 billion).

Real Estate

		Three months ended March 31,
(In millions)		2011	2010

Revenues		$907	$944

Segment profit		$(358)	$(403)

	At
	March 31,	December 31,	March 31,
(In millions)	2011	2010	2010

Total assets	$70,934	$72,630	$82,637

Real Estate revenues decreased 4% and net earnings increased 11% compared with the first quarter of 2010. Revenues for the quarter decreased compared with the first quarter of 2010 as a result of organic revenue declines. Real Estate net earnings increased compared with the first quarter of 2010, as a decrease in provisions for losses on financing receivables and lower impairments ($0.2 billion) were partially offset by core declines ($0.1 billion). Depreciation expense on real estate equity investments totaled $0.2 billion and $0.3 billion in the first quarters of 2011 and 2010, respectively.

(47)

Energy Financial Services

		Three months ended March 31,
(In millions)		2011	2010

Revenues		$345	$791

Segment profit		$112	$153

	At
	March 31,	December 31,	March 31,
(In millions)	2011	2010	2010

Total assets	$18,821	$19,549	$22,909

Energy Financial Services revenues decreased 56% and net earnings decreased 27% compared with the first quarter of 2010. Revenues for the quarter decreased compared with the first quarter of 2010, primarily as a result of the deconsolidation of Regency ($0.3 billion) and organic revenue declines ($0.2 billion), primarily from an asset sale in 2010 by an investee. These decreases were partially offset by higher gains ($0.1 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion), primarily from an asset sale in 2010 by an investee, partially offset by higher gains ($0.1 billion).

GECAS

		Three months ended March 31,
(In millions)		2011	2010

Revenues		$1,325	$1,239

Segment profit		$306	$317

	At
	March 31,	December 31,	March 31,
(In millions)	2011	2010	2010

Total assets	$48,560	$49,106	$48,475

GECAS revenues increased 7% and net earnings decreased 3% compared with the first quarter of 2010. Revenues for the quarter increased compared with the first quarter of 2010 as a result of organic revenue growth ($0.1 billion).

(48)

Corporate Items and Eliminations

GECS Corporate Items and Eliminations include unallocated Treasury operation expenses for the three months ended March 31, 2011 and 2010 of an insignificant amount and $0.1 billion, respectively. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

GECS Corporate items and Eliminations include $0.1 billion of unallocated Tax benefits to adjust the three months ended March 31, 2011 tax rate to the expected full year tax rate.  There were no unallocated Tax benefits to adjust the three months ended March 31, 2010.

Certain amounts included in GECS Corporate Items and Eliminations are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included an insignificant amount and $0.1 billion for the three months ended March 31, 2011 and 2010, respectively, primarily related to restructuring and other charges.

Discontinued Operations

	Three months ended March 31,
(In millions)	2011	2010

Earnings (loss) from discontinued operations,
net of taxes	$19	$(363)

Discontinued operations primarily comprised BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico and Consumer Singapore. Results of these businesses are reported as discontinued operations for all periods presented.

Loss from discontinued operations, net of taxes, for the first quarter of 2010, primarily reflected $0.4 billion of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the three months ended March 31, 2011 resulted from the following:

•	Repayments exceeded new issuances of total borrowings by $18.2 billion and collections on financing receivables exceeded originations by $12.3 billion; and

•	The U.S. dollar was weaker at March 31, 2011 than at December 31, 2010, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Our assets were $597.7 billion at March 31, 2011, an $11.0 billion decrease from December 31, 2010, and reflect a reduction of financing receivables of $9.4 billion, primarily through collections exceeding originations ($12.3 billion) and net write-offs ($2.1 billion), partially offset by the weaker U.S. dollar ($4.1 billion), and a decrease in all other assets ($6.8 billion), mainly from the sale of a substantial portion of our Garanti Bank equity investment ($3.0 billion), partially offset by an increase of cash and equivalents ($7.0 billion).

(49)

Our liabilities decreased $14.2 billion from December 31, 2010 to $524.4 billion at March 31, 2011, and reflect an $18.2 billion net reduction in borrowings, primarily in long-term borrowings and commercial paper, consistent with our overall reduction in assets, partially offset by the effects of the weaker U.S. dollar.

Cash Flows

Our cash and equivalents were $67.3 billion at March 31, 2011, compared with $58.3 billion at March 31, 2010. Our cash from operating activities totaled $4.9 billion for the first quarter of 2011, compared with cash from operating activities of $4.0 billion for the first quarter of 2010. This was primarily due to an increase in accounts payable due to higher volume at CLL.

Consistent with our plan to reduce our asset levels, cash from investing activities was $18.5 billion during the first quarter of 2011, resulting from a $12.3 billion reduction in financing receivables due to collections exceeding originations and $0.4 billion from recoveries of financing receivables previously written off. Additionally, we received proceeds of $7.0 billion from the sale of a substantial portion of our equity investment in Garanti Bank ($3.8 billion) and from the sale of Consumer RV Marine ($1.8 billion) and the Consumer business in Canada ($1.4 billion).

GECS cash used for financing activities for the first quarter of 2011 of $17.3 billion related primarily to an $18.2 billion reduction in total borrowings, consisting primarily of reductions in long-term borrowings and commercial paper, partially offset by an increase in deposits at our global banks.

Fair Value Measurements

See Note 1 to our 2010 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 10 to the condensed, consolidated financial statements.

At March 31, 2011, the aggregate amount of investments that are measured at fair value through earnings totaled $4.5 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, and investment securities held at our global banks. The fair value of investment securities increased to $44.9 billion at March 31, 2011 from $43.9 billion at December 31, 2010. Of the amount at March 31, 2011, we held debt securities with an estimated fair value of $43.3 billion, which included corporate debt securities, residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $25.3 billion, $2.7 billion and $2.9 billion, respectively. Unrealized losses on debt securities were $1.3 billion and $1.6 billion at March 31, 2011 and December 31, 2010, respectively. This amount included unrealized losses on corporate debt securities, RMBS and CMBS of $0.3 billion, $0.3 billion and $0.2 billion, respectively, at March 31, 2011, as compared with $0.4 billion, $0.4 billion and $0.2 billion, respectively, at December 31, 2010.

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

(50)

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS securities are in a senior position in the capital structure of the deals and more than 65% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at both March 31, 2011 and December 31, 2010, approximately $0.7 billion relates to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 71% have been subsequently downgraded to below investment grade.

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

Our asset-backed securities (ABS) portfolio is collateralized by a variety of diversified pools of assets such as student loans and credit cards, as well as large senior secured loans of high-quality, middle-market companies in a variety of industries. The vast majority of our ABS securities are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

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

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At March 31, 2011, our investment securities insured by Monolines on which we continue to place reliance were $1.7 billion, including $0.3 billion of our $0.7 billion investment in subprime RMBS. At March 31, 2011, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected credit loss was $0.3 billion.

Total pre-tax, other-than-temporary impairment losses during the first quarter of 2011 were $0.1 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, retained interests and equity securities.

(51)

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and non-U.S. corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at March 31, 2011, is $0.4 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At March 31, 2011, unrealized losses on investment securities totaled $1.3 billion, including $1.1 billion aged 12 months or longer, compared with unrealized losses of $1.6 billion, including $1.3 billion aged 12 months or longer, at December 31, 2010. Of the amount aged 12 months or longer at March 31, 2011, approximately 70% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.6 billion and $0.2 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at March 31, 2011, the vast majority relate to debt securities held to support obligations to holders of GICs and annuitants and policyholders in our run-off insurance operations. We presently do not intend to sell our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

Financing receivables is our largest category of assets and represents one of our primary sources of revenues. Our portfolio of financing receivables is diverse and not directly comparable to major U.S. banks. A discussion of the quality of certain elements of the financing receivables portfolio follows.

Our consumer portfolio is largely non-U.S. and primarily comprises mortgage, sales finance, auto and personal loans in various European and Asian countries. Our U.S. consumer financing receivables comprise 13% of our total portfolio. Of those, approximately 62% relate primarily to credit cards, which are often subject to profit and loss sharing arrangements with the retailer (the results of which are reflected in revenues), and have a smaller average balance and lower loss severity as compared to bank cards. The remaining 38% are sales finance receivables, which provide electronics, recreation, medical and home improvement financing to customers. In 2007, we exited the U.S. mortgage business and we have no U.S. auto or student loans.

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

(52)

Loans acquired in a business acquisition are recorded at fair value, which incorporates our estimate at the acquisition date of the credit losses over the remaining life of the portfolio. As a result, the allowance for losses is not carried over at acquisition. This may have the effect of causing lower reserve coverage ratios for those portfolios.

For purposes of the discussion that follows, “delinquent” receivables are those that are 30 days or more past due based on their contractual terms; and “nonearning” receivables are those that are 90 days or more past due (or for which collection is otherwise doubtful). Nonearning receivables exclude loans purchased at a discount (unless they have deteriorated post acquisition). Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 310, Receivables, these loans are initially recorded at fair value and accrete interest income over the estimated life of the loan based on reasonably estimable cash flows even if the underlying loans are contractually delinquent at acquisition. In addition, nonearning receivables exclude loans that are paying on a cash accounting basis but classified as nonaccrual and impaired. “Nonaccrual” financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Recently restructured financing receivables are not considered delinquent when payments are brought current according to the restructured terms, but may remain classified as nonaccrual until there has been a period of satisfactory payment performance by the borrower and future payments are reasonably assured of collection.

Further information on the determination of the allowance for losses on financing receivables and the credit quality and categorization of our financing receivables is provided in Notes 4 and 12.

(53)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions)	2011	2010	2011	2010	2011	2010

Commercial
CLL
Americas	$82,876	$86,596	$2,395	$2,571	$1,254	$1,287
Europe	37,093	37,498	1,209	1,241	443	429
Asia	11,545	11,943	346	406	228	222
Other	2,568	2,626	8	8	6	7
Total CLL	134,082	138,663	3,958	4,226	1,931	1,945

Energy
Financial
Services	6,662	7,011	162	62	36	22

GECAS	12,104	12,615	16	–	12	20

Other	1,640	1,788	99	102	55	58
Total
Commercial	154,488	160,077	4,235	4,390	2,034	2,045

Real Estate
Debt(a)	29,474	30,249	769	961	1,118	1,292
Business
Properties(b)	9,548	9,962	368	386	181	196
Total Real Estate	39,022	40,211	1,137	1,347	1,299	1,488

Consumer
Non-U.S.
residential
mortgages(c)	45,436	45,536	3,927	3,812	842	828
Non-U.S.
installment
and revolving
credit	20,235	20,132	295	289	930	937
U.S. installment
and revolving
credit	41,282	43,974	1,004	1,201	2,141	2,333
Non-U.S. auto	7,295	7,558	41	46	152	168
Other	8,231	8,304	462	478	239	259
Total Consumer	122,479	125,504	5,729	5,826	4,304	4,525
Total	$315,989	$325,792	$11,101	$11,563	$7,637	$8,058

(a)	Financing receivables included $183 million and $218 million of construction loans at March 31, 2011 and December 31, 2010, respectively.

(b)	Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(c)
At March 31, 2011, net of credit insurance, approximately 24% of our secured Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 81% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 15%, have a loan-to-value ratio at origination of 76% and have re-indexed loan-to-value ratios of 84% and 58%, respectively. At March 31, 2011, 4% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(54)

The portfolio of financing receivables, before allowance for losses, was $316.0 billion at March 31, 2011, and $325.8 billion at December 31, 2010. Financing receivables, before allowance for losses, decreased $9.8 billion from December 31, 2010, primarily as a result of collections exceeding originations ($12.3 billion) (which includes sales) and write-offs ($2.1 billion), partially offset by the weaker U.S. dollar ($4.1 billion) and acquisitions ($0.6 billion).

Related nonearning receivables totaled $11.1 billion (3.5% of outstanding receivables) at March 31, 2011, compared with $11.6 billion (3.5% of outstanding receivables) at December 31, 2010. Nonearning receivables decreased from December 31, 2010, primarily due to write-offs and discounted payoffs in Real Estate, improved performance in Commercial and improvements in our entry rates in Consumer.

The allowance for losses at March 31, 2011 totaled $7.6 billion compared with $8.1 billion at December 31, 2010, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $0.4 billion from March 31, 2011, primarily because provisions were lower than write-offs, net of recoveries by $0.5 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.5% at December 31, 2010 to 2.4% at March 31, 2011 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(55)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables		nonearning financing receivables		total financing receivables
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
Commercial
CLL
Americas	2.9%	3.0%	52.4%	50.1%	1.5%	1.5%
Europe	3.3	3.3	36.6	34.6	1.2	1.1
Asia	3.0	3.4	65.9	54.7	2.0	1.9
Other	0.3	0.3	75.0	87.5	0.2	0.3
Total CLL	3.0	3.0	48.8	46.0	1.4	1.4

Energy
Financial
Services	2.4	0.9	22.2	35.5	0.5	0.3

GECAS	0.1	–	75.0	–	0.1	0.2

Other	6.0	5.7	55.6	56.9	3.4	3.2

Total
Commercial	2.7	2.7	48.0	46.6	1.3	1.3

Real Estate
Debt	2.6	3.2	145.4	134.4	3.8	4.3
Business
Properties	3.9	3.9	49.2	50.8	1.9	2.0

Total Real Estate	2.9	3.3	114.2	110.5	3.3	3.7

Consumer
Non-U.S.
residential
mortgages	8.6	8.4	21.4	21.7	1.9	1.8
Non-U.S.
installment and
revolving
credit	1.5	1.4	315.3	324.2	4.6	4.7
U.S. installment
and revolving
credit	2.4	2.7	213.2	194.3	5.2	5.3
Non-U.S. auto	0.6	0.6	370.7	365.2	2.1	2.2
Other	5.6	5.8	51.7	54.2	2.9	3.1

Total Consumer	4.7	4.6	75.1	77.7	3.5	3.6

Total	3.5	3.5	68.8	69.7	2.4	2.5

(56)

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $2.4 billion represented 21.6% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 50.1% at December 31, 2010, to 52.4% at March 31, 2011, reflecting an overall decrease in nonearning receivables and a concentration of financing receivables with higher loss experience remaining in nonearning. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.0% at December 31, 2010, to 2.9% at March 31, 2011, primarily due to reduced nonearning exposures in our healthcare and industrial materials portfolios, which more than offset deterioration in our corporate aircraft portfolio. Collateral supporting these nonearning financing receivables primarily includes corporate aircraft and assets in the restaurant and hospitality, industrial materials, trucking and forestry industries, and for our leveraged finance business, equity of the underlying businesses.

CLL – Europe. Nonearning receivables of $1.2 billion represented 10.9% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 34.6% at December 31, 2010, to 36.6% at March 31, 2011, due primarily to a reduction in nonearning receivables related to account restructuring in our senior secured lending portfolio and improved delinquency in our equipment finance portfolio. The majority of nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. The ratio of allowance for losses as a percent of nonearning receivables in the Interbanca S.p.A portfolio remained consistent due to minor increases in both reserves and nonearning financing receivables in the quarter. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 65.7% at December 31, 2010, to 76.2% at March 31, 2011, for the reasons described above. The ratio of nonearning receivables as a percent of financing receivables remained consistent at 3.3% at March 31, 2011. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending and Interbanca S.p.A businesses, and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.3 billion represented 3.1% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 54.7% at December 31, 2010, to 65.9% at March 31, 2011, primarily as a result of collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan, Australia and New Zealand. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at December 31, 2010, to 3.0% at March 31, 2011, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, Australia and New Zealand partially offset by a lower financing receivables balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.8 billion represented 6.9% of total nonearning receivables at March 31, 2011. The decrease in nonearning receivables from December 31, 2010, was driven primarily by resolution of European hotel and retail nonearning loans, as well as U.S. multi-family and hotel nonearning loans, through restructurings and payoffs, partially offset by new U.S. office and hotel delinquencies. The ratio of allowance for losses as a percent of nonearning receivables increased from 134.4% to 145.4% reflecting resolution of nonearning loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 4.3% at December 31, 2010 to 3.8% at March 31, 2011, driven primarily by write-offs related to settlements and payoffs from impaired loan borrowers and improvement in collateral values.

(57)

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At March 31, 2011, total Real Estate financing receivables of $39.0 billion were primarily collateralized by owner-occupied properties ($9.5 billion), office buildings ($9.2 billion), apartment buildings ($5.8 billion) and hotel properties ($4.4 billion). In addition, $2.9 billion of our Real Estate financing receivables are collateralized by properties in Japan. Less than $0.1 billion of these collateralized properties are in the earthquake and tsunami impacted areas. In the first quarter of 2011, commercial real estate markets showed signs of improved stability; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of approximately $0.1 billion and $0.3 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At March 31, 2011, we had 115 foreclosed commercial real estate properties which had a value of approximately $0.6 billion.

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $3.9 billion represented 35.4% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 21.7% at December 31, 2010 to 21.4% at March 31, 2011. In the first quarter of 2011, our nonearning receivables increased primarily due to continued challenging economic conditions primarily in Europe. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 75% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 84% and 58%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At March 31, 2011, we had in repossession stock approximately 650 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables increased from 8.4% at December 31, 2010 to 8.6% at March 31, 2011, primarily due to reduced originations across all platforms.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.3 billion represented 2.7% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 324.2% at December 31, 2010 to 315.3% at March 31, 2011, reflecting the effects of loan repayments and reduced originations primarily in our European platforms.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $1.0 billion represented 9.0% of total nonearning receivables at March 31, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 194.3% at December 31, 2010, to 213.2% at March 31, 2011, as a result of lower entry rates and improved collections resulting in reductions in our nonearning receivables balance. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.7% at December 31, 2010 to 2.4% at March 31, 2011, primarily due to lower delinquencies reflecting an improvement in the overall credit environment.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $21.8 billion nonaccrual loans at March 31, 2011, $10.0 billion are currently paying in accordance with their contractual terms.

(58)

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

March 31, 2011

Commercial
CLL	$5,080	$3,958
Energy Financial Services	162	162
GECAS	16	16
Other	184	99
Total Commercial	5,442	4,235

Real Estate	10,308	1,137

Consumer	6,036	5,729
Total	$21,786	$11,101

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

(59)

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	At
	March 31,	December 31,
	2011	2010
Loans requiring allowance for losses
Commercial(a)	$2,591	$2,733
Real Estate	6,490	6,812
Consumer	2,537	2,447
Total loans requiring allowance for losses	11,618	11,992

Loans expected to be fully recoverable
Commercial(a)	3,385	3,087
Real Estate	3,960	3,005
Consumer	150	101
Total loans expected to be fully recoverable	7,495	6,193
Total impaired loans	$19,113	$18,185

Allowance for losses (specific reserves)
Commercial(a)	$982	$1,031
Real Estate	998	1,150
Consumer	565	555
Total allowance for losses (specific reserves)	$2,545	$2,736

Average investment during the period	$18,649	$15,538
Interest income earned while impaired(b)	179	391

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)
Recognized principally on a cash basis. Interest income earned while impaired for the three months ended March 31, 2011, the year ended December 31, 2010 and the three months ended March 31, 2010, were $179 million, $391 million and $93 million, respectively. The total average investment in impaired loans for the three months ended March 31, 2010, was $13,563 million.

Impaired loans increased by $0.9 billion from December 31, 2010 to March 31, 2011, primarily relating to increases at Real Estate. We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms. The increase in Real Estate impaired loans reflects deterioration in commercial real estate values in certain markets, particularly Japan, as well as an increase in troubled debt restructurings (TDRs). Real Estate specific reserves have not increased proportionately to the increase in impaired loans, primarily due to an increase in TDRs that are expected to be fully recoverable based on the value of the underlying collateral and are performing in accordance with their modified terms. Of our $10.4 billion impaired loans at Real Estate at March 31, 2011, $8.9 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

(60)

Our impaired loan balance at March 31, 2011 and December 31, 2010, classified by the method used to measure impairment was as follows.

	At
	March 31,	December 31,
(In millions)	2011	2010

Method used to measure impairment
Discounted cash flow	$8,567	$7,644
Collateral value	10,546	10,541
Total	$19,113	$18,185

See Note 1 to our 2010 consolidated financial statements for further information on collateral dependent loans and our valuation process.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At March 31, 2011, TDRs included in impaired loans were $11.2 billion, primarily relating to Real Estate ($5.7 billion), CLL ($2.9 billion) and Consumer ($2.4 billion).

We utilize certain short-term loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our U.S. credit card and non-U.S. residential mortgage portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the three months ended March 31, 2011, we provided short-term modifications of approximately $0.5 billion of consumer loans for borrowers experiencing financial difficulties. This included approximately $0.2 billion of credit card loans in the U.S. and approximately $0.3 billion of other consumer loans, primarily non-U.S. residential mortgages, credit cards and personal loans, which were not classified as TDRs. For these modified loans, we provided short-term (12 months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. Our experience indicates that a substantial majority of 2011 loan modifications will be successful as they are performing in accordance with the revised contractual terms.

Delinquencies

Additional information on delinquency rates at each of our major portfolios follows:

	March 31,	December 31,
	2011	2010

CLL	2.0%	2.1%

Consumer	8.1	8.2

Real Estate	4.1	4.4

Delinquency rates on commercial loans and leases decreased from December 31, 2010 to March 31, 2011, as a result of improvements in the global economic and credit environment. We expect the global environment to show further signs of improvement in 2011; however, the credit environment continues to be uncertain and may impact future levels of commercial delinquencies and provisions for losses on financing receivables.

(61)

Delinquency rates on consumer financing receivables decreased from December 31, 2010 to March 31, 2011, primarily due to improved collections and lower delinquency entry rates in our U.S. markets. We expect the global environment, along with U.S. unemployment levels, to further show signs of improvement in 2011; however, the uncertain economic environment may result in higher provisions for loan losses. At March 31, 2011, approximately 41% of our U.S. portfolio, which consisted of credit cards, installment and revolving loans, were receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at March 31, 2011. See Notes 4 and 12.

Delinquency rates on Real Estate loans and leases decreased from December 31, 2010 to March 31, 2011, reflecting market improvements, collections, including discounted payoffs, restructuring and foreclosures. Despite indications of market improvement, real estate liquidity remains limited in some markets. Slow economic recovery could result in a continuation of elevated delinquency levels and provisions for losses on financing receivables.

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $72.5 billion at March 31, 2011, a decrease of $6.8 billion, primarily related to the sale of a substantial portion of our equity investment in Garanti Bank ($3.0 billion), a reduction in the fair value of our derivative assets ($2.2 billion) and the sale of certain held for sale real estate and aircraft ($1.4 billion). During the first quarter of 2011, we recognized an insignificant amount of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $27.5 billion and $27.2 billion at March 31, 2011 and December 31, 2010, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in the fourth quarter of 2010, the carrying value of our Real Estate investments exceeded their estimated value by approximately $5.1 billion. The estimated value of the portfolio continues to reflect deterioration in real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current market conditions, there continues to be risk and uncertainty surrounding commercial real estate values. We hold Real Estate equity investments located in Japan totaling $4.9 billion, of which an insignificant amount is in the earthquake and tsunami impacted areas. The effect on the Japan economy and related property values from the March 11, 2011 earthquake and subsequent tsunami in Japan is currently unclear. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the first quarter of 2011, Real Estate recognized pre-tax impairments of $0.5 billion in its real estate held for investment, which were driven by declining cash flow projections for properties in certain markets, most notably Japan, as well as properties we have identified for short term disposition based upon our updated outlook of local market conditions. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at March 31, 2011 had a carrying value of $1.3 billion and an associated unrealized loss of approximately $0.1 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

D. Liquidity and Borrowings

We maintain a strong focus on liquidity. We manage our liquidity to help ensure access to sufficient funding at acceptable costs to meet our business needs and financial obligations throughout business cycles. Our liquidity and borrowing plans are established within the context of our annual financial and strategic planning processes.

Our liquidity and funding plans are designed to meet our funding requirements under normal and stress scenarios, which include primarily extensions of credit, payroll, principal payments on outstanding borrowings, interest on borrowings, dividends to GE, and general obligations such as operating expenses, collateral deposits held or collateral posted to counterparties. Our funding plan also has been developed in connection with GE’s strategy to reduce its ending net investment in GE Capital. We rely on cash generated through collection of principal, interest and other payments on our existing portfolio of loans and leases, sales of assets, and unsecured and secured funding sources, including commercial paper, term debt, bank borrowings, securitization and other retail funding products.

(62)

Our 2011 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of our long-term debt ($118.8 billion at December 31, 2010), through issuance of commercial paper and long-term debt, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and alternative sources of funding. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the first quarter of 2011, we earned interest income on financing receivables of $5.9 billion, which more than offset interest expense of $3.7 billion.

Both our Board of Directors and the GE Audit Committee have approved a detailed liquidity policy for GECS which includes a requirement to maintain a contingency funding plan. The liquidity policy defines our liquidity risk tolerance under different scenarios based on our liquidity sources and also establishes procedures to escalate potential issues. We actively monitor our access to funding markets and our liquidity profile through tracking external indicators and testing various stress scenarios. The contingency funding plan provides a framework for handling market disruptions and establishes escalation procedures in the event that such events or circumstances arise.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

GE maintains liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

GE had cash and equivalents of $82.2 billion at March 31, 2011, which is available to meet its needs. About $11 billion is in regulated entities and is subject to regulatory restrictions or is in restricted countries. About $14 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund its needs in the U.S. on a short-term basis without being subject to U.S. tax. We anticipate that we will continue to generate cash from operating activities in the future, which will be available to help meet our liquidity needs.

In addition to GE’s $82.2 billion of cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $2.9 billion at March 31, 2011. The Liquidity Portfolio is used to manage liquidity and meet our operating needs under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

We have committed, unused credit lines totaling $53.0 billion that have been extended to us by 59 financial institutions at March 31, 2011. These lines include $35.2 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $17.2 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At March 31, 2011, our aggregate cash and equivalents and committed credit lines were more than twice our commercial paper borrowings balance.

Funding Plan

GE’s strategy has been to reduce its ending net investment in GE Capital. In the first quarter of 2011, GE reduced its GE Capital ending net investment, excluding cash and equivalents, from $476 billion at December 31, 2010 to $461 billion at March 31, 2011.

In the first quarter of 2011, we completed issuances of $11.5 billion of senior, unsecured debt with maturities up to 21 years (and subsequent to March 31, 2011, an additional $6.5 billion). Average commercial paper borrowings during the first quarter were $41.7 billion and the maximum amount of commercial paper borrowings outstanding during the first quarter was $42.8 billion. Our commercial paper maturities are funded principally through new issuances.

(63)

Under the Federal Deposit Insurance Corporation’s (FDIC) Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed certain senior, unsecured debt issued by GECC on or before October 31, 2009 for which we incurred $2.3 billion of fees for our participation. Our TLGP-guaranteed debt has remaining maturities of $10 billion in 2011 and $35 billion in 2012. We anticipate funding these and our other long-term debt maturities through a combination of existing cash, new debt issuances, collections exceeding originations, dispositions, asset sales, deposits and alternative sources of funding. GECC and GE are parties to an Eligible Entity Designation Agreement and GECC is subject to the terms of a Master Agreement, each entered into with the FDIC. The terms of these agreements include, among other things, a requirement that GE and GECC reimburse the FDIC for any amounts that the FDIC pays to holders of GECC debt that is guaranteed by the FDIC.

We securitize financial assets as an alternative source of funding. During the first quarter of 2011, we completed $3.8 billion of non-recourse issuances and had maturities of $4.0 billion. At March 31, 2011, our non-recourse borrowings were $29.3 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 17 to our 2010 consolidated financial statements.

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At March 31, 2011 and December 31, 2010, we were party to repurchase agreements totaling insignificant amounts, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

We have deposit-taking capability at 10 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from three months to ten years.

Total alternative funding at March 31, 2011 was $62 billion, composed mainly of $39 billion bank deposits, $11 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2010 was $60 billion.

Income Maintenance Agreement

As set forth in Exhibit 99(b) hereto, GECC’s ratio of earnings to fixed charges was 1.60:1 during the three months ended March 31, 2011 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 consolidated financial statements.

E. New Accounting Standards

In April 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, which amended ASC 310, Receivables, to provide guidance for determining whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 requires that a restructuring constitute a troubled debt restructuring when the restructuring both constitutes a concession and the debtor is experiencing financial difficulties. The amendment also clarifies the guidance on a creditor’s evaluation of whether it has granted a concession. The amendment is effective for us on July 1, 2011 and applies to restructurings that have occurred subsequent to January 1, 2011. We are currently evaluating the financial statement impact of adopting this amendment; however, we expect the financial impact to be immaterial.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2010. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our consolidated financial statements for the year ended December 31, 2010.

(64)

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2011, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our consolidated financial statements for the fiscal year ended December 31, 2010.

As previously reported, in March and April 2009, shareholders filed purported class actions under the federal securities laws in the United States District Court for the Southern District of New York naming as defendants GE, a number of GE officers (including our chief executive officer and chief financial officer) and our directors. The complaints, which have now been consolidated, seek unspecified damages based on allegations related to statements regarding the GE dividend and projected losses and earnings for GECC in 2009. Our motion to dismiss the consolidated complaint was filed in November 2009, is now fully briefed and, following an oral argument held in November 2010, is currently under consideration by the Court. A shareholder derivative action was filed in federal court in Connecticut in May 2009 making essentially the same allegations as the New York class actions. GE’s motion to transfer the derivative action to the Southern District of New York as a related case was granted in February 2010, and our motion to dismiss was granted in April 2011. The defendants intend to defend themselves vigorously.

Item 6. Exhibits.

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges and Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.*
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 99(a)	Financial Measures That Supplement Generally Accepted Accounting Principles.*
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 (Commission file number 001-06461)).

* Filed electronically herewith.

(65)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Services, Inc. (Registrant)
May 6, 2011	/s/ Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(66)