Form 10-Q
period 2011-06-30
GENERAL ELECTRIC CAPITAL SERVICES INC/CT
filed 2011-07-29
CIK 797463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR
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

At July 29, 2011, 1,062 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000 per share were outstanding.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE
FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT

(1)

General Electric Capital Services, Inc.

Forward-Looking Statements

This document contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: current economic and financial conditions, including volatility in interest and exchange rates, commodity and equity prices and the value of financial assets; potential market disruptions or other impacts arising in the United States or Europe from sovereign debt issues, including developments in connection with the U.S. indebtedness cap; the impact of conditions in the financial and credit markets on the availability and cost of General Electric Capital Corporation’s (GECC) funding and on our ability to reduce GECC’s asset levels as planned; the impact of conditions in the housing market and unemployment rates on the level of commercial and consumer credit defaults; changes in Japanese consumer behavior that may affect our estimates of liability for excess interest refund claims (Grey Zone); potential financial implications from the Japanese natural disaster; our ability to maintain our current credit rating and the impact on our funding costs and competitive position if we do not do so; the level of demand and financial performance of the major industries we serve, including, without limitation, air transportation, real estate and healthcare; the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of financial services regulation; strategic actions, including acquisitions, joint ventures and dispositions and our success in completing announced transactions and integrating acquired businesses; and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements.

(2)

Part I. Financial Information

Item 1. Financial Statements.

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Current and Retained Earnings
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Revenues
Revenues from services (a)	$12,455	$12,520	$25,518	$24,951
Other-than-temporary impairment on investment securities:
Total other-than-temporary impairment on investment securities	(113)	(101)	(184)	(259)
Less: Portion of other-than-temporary impairment recognized in
accumulated other comprehensive income	59	45	66	124
Net other-than-temporary impairment on investment securities
recognized in earnings	(54)	(56)	(118)	(135)
Revenues from services (Note 9)	12,401	12,464	25,400	24,816
Sales of goods	42	168	84	449
Total revenues	12,443	12,632	25,484	25,265

Costs and expenses
Interest	3,601	3,645	7,190	7,343
Operating and administrative	3,454	3,616	6,937	7,256
Cost of goods sold	38	154	78	419
Investment contracts, insurance losses and insurance annuity benefits	790	770	1,559	1,557
Provision for losses on financing receivables	811	2,007	1,968	4,187
Depreciation and amortization	1,792	1,848	3,568	3,763
Total costs and expenses	10,486	12,040	21,300	24,525

Earnings from continuing operations before income taxes	1,957	592	4,184	740
Benefit (provision) for income taxes	(344)	120	(772)	469

Earnings from continuing operations	1,613	712	3,412	1,209
Earnings (loss) from discontinued operations, net of taxes (Note 2)	217	(100)	274	(450)
Net earnings	1,830	612	3,686	759
Less net earnings (loss) attributable to noncontrolling interests	20	(22)	51	(27)
Net earnings attributable to GECS	1,810	634	3,635	786
Dividends	–	1	–	–
Retained earnings at beginning of period	46,893	43,006	45,068	42,855
Retained earnings at end of period	$48,703	$43,641	$48,703	$43,641

Amounts attributable to GECS
Earnings from continuing operations	1,593	734	$3,361	$1,236
Earnings (loss) from discontinued operations, net of taxes	217	(100)	274	(450)
Net earnings attributable to GECS	$1,810	$634	$3,635	$786

(a)	Excluding net other-than-temporary impairment on investment securities.

See accompanying notes.

(3)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Financial Position

	June 30,	December 31,
(In millions)	2011	2010
	(Unaudited)
Assets
Cash and equivalents	$77,983	$60,257
Investment securities (Note 3)	45,331	43,921
Inventories	52	66
Financing receivables – net (Notes 4 and 12)	300,749	312,234
Other receivables	14,263	14,304
Property, plant and equipment, less accumulated amortization of $24,977
and $25,404	55,326	53,768
Goodwill (Note 5)	28,173	27,508
Other intangible assets – net (Note 5)	1,851	1,883
Other assets	74,598	79,240
Assets of businesses held for sale (Note 2)	895	3,127
Assets of discontinued operations (Note 2)	6,413	12,375
Total assets(a)	$605,634	$608,683

Liabilities and equity
Short-term borrowings (Note 6)	$123,643	$118,797
Accounts payable	7,870	7,035
Non-recourse borrowings of consolidated securitization entities (Note 6)	29,075	30,018
Bank deposits (Note 6)	41,548	37,298
Long-term borrowings (Note 6)	268,962	284,407
Investment contracts, insurance liabilities and insurance annuity benefits	29,854	29,993
Other liabilities	23,127	20,982
Deferred income taxes	2,759	6,990
Liabilities of businesses held for sale (Note 2)	527	592
Liabilities of discontinued operations (Note 2)	1,960	2,423
Total liabilities(a)	529,325	538,535

Capital stock	11	11
Accumulated other comprehensive income – net(b)
Investment securities	(436)	(639)
Currency translation adjustments	1,135	(1,411)
Cash flow hedges	(1,541)	(1,281)
Benefit plans	(381)	(380)
Additional paid-in capital	27,617	27,616
Retained earnings	48,703	45,068
Total GECS shareowner's equity	75,108	68,984
Noncontrolling interests(c)	1,201	1,164
Total equity	76,309	70,148
Total liabilities and equity	$605,634	$608,683

(a)
Our consolidated assets at June 30, 2011 include total assets of $44,977 million of certain variable interest entities (VIEs) that can only be used to settle the liabilities of those VIEs. These assets include net financing receivables of $36,387 million and investment securities of $5,960 million. Our consolidated liabilities at June 30, 2011 include liabilities of certain VIEs for which the VIE creditors do not have recourse to GECS. These liabilities include non-recourse borrowings of consolidated securitization entities (CSEs) of $28,556 million. See Note 13.

(b)	The sum of accumulated other comprehensive income − net was $(1,223) million and $(3,711) million at June 30, 2011 and December 31, 2010, respectively.

(c)	Included accumulated other comprehensive income − net attributable to noncontrolling interests of $(118) million and $(127) million at June 30, 2011 and December 31, 2010, respectively.

See accompanying notes.

(4)

General Electric Capital Services, Inc. and consolidated affiliates
Condensed Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
(In millions)	2011	2010

Cash flows – operating activities
Net earnings	$3,686	$759
Less net earnings (loss) attributable to noncontrolling interests	51	(27)
Net earnings attributable to GECS	3,635	786
(Earnings) loss from discontinued operations	(274)	450
Adjustments to reconcile net earnings attributable to GECS
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	3,568	3,763
Increase (decrease) in accounts payable	887	386
Provision for losses on financing receivables	1,968	4,187
All other operating activities	(83)	308
Cash from (used for) operating activities – continuing operations	9,701	9,880
Cash from (used for) operating activities – discontinued operations	680	315
Cash from (used for) operating activities	10,381	10,195

Cash flows – investing activities
Additions to property, plant and equipment	(5,118)	(2,176)
Dispositions of property, plant and equipment	3,505	2,493
Increase in loans to customers	(153,755)	(150,337)
Principal collections from customers – loans	166,514	160,233
Investment in equipment for financing leases	(4,386)	(4,522)
Principal collections from customers – financing leases	6,813	8,372
Net change in credit card receivables	1,575	1,578
Proceeds from sale of discontinued operations	4,371	–
Proceeds from principal business dispositions	2,077	825
Payments for principal businesses purchased	(93)	–
All other investing activities	3,653	11,034
Cash from (used for) investing activities – continuing operations	25,156	27,500
Cash from (used for) investing activities – discontinued operations	(620)	(77)
Cash from (used for) investing activities	24,536	27,423

Cash flows – financing activities
Net increase (decrease) in borrowings (maturities of 90 days or less)	(2,857)	(404)
Net increase (decrease) in bank deposits	2,464	619
Newly issued debt (maturities longer than 90 days)
Short-term (91 to 365 days)	10	10,628
Long-term (longer than one year)	26,954	17,138
Non-recourse, leveraged lease	–	–
Repayments and other debt reductions (maturities longer than 90 days)
Short-term (91 to 365 days)	(44,380)	(63,476)
Long-term (longer than one year)	(273)	(1,166)
Non-recourse, leveraged lease	(520)	(454)
Dividends paid to shareowner	–	–
All other financing activities	(936)	(1,475)
Cash from (used for) financing activities – continuing operations	(19,538)	(38,590)
Cash from (used for) financing activities – discontinued operations	(42)	(305)
Cash from (used for) financing activities	(19,580)	(38,895)

Effect of currency exchange rate changes on cash and equivalents	2,407	(1,598)

Increase (decrease) in cash and equivalents	17,744	(2,875)
Cash and equivalents at beginning of year	60,398	64,540
Cash and equivalents at June 30	78,142	61,665
Less cash and equivalents of discontinued operations at June 30	159	1,903
Cash and equivalents of continuing operations at June 30	$77,983	$59,762

See accompanying notes.

(5)

Summary of Operating Segments

	Three months ended June 30,		Six months ended June 30,
	(Unaudited)		(Unaudited)
(In millions)	2011	2010	2011	2010

Revenues
CLL	$4,666	$4,506	$9,274	$9,100
Consumer	4,176	4,317	9,003	8,743
Real Estate	992	991	1,899	1,935
Energy Financial Services	365	595	710	1,386
GECAS	1,327	1,259	2,652	2,498
Total segment revenues	11,526	11,668	23,538	23,662
GECS corporate items and eliminations	917	964	1,946	1,603
Total revenues in GECS	$12,443	$12,632	$25,484	$25,265

Segment profit
CLL	$701	$312	$1,255	$544
Consumer	1,020	649	2,239	1,204
Real Estate	(335)	(524)	(693)	(927)
Energy Financial Services	139	126	251	279
GECAS	321	288	627	605
Total segment profit	1,846	851	3,679	1,705
GECS corporate items and eliminations	(253)	(117)	(318)	(469)
Earnings from continuing operations
attributable to GECS	1,593	734	3,361	1,236
Earnings (loss) from discontinued operations,
net of taxes, attributable to GECS	217	(100)	274	(450)
Total net earnings attributable to GECS	$1,810	$634	$3,635	$786

See accompanying notes.

(6)

Notes to Condensed, Consolidated Financial Statements (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Electric Capital Services, Inc. (GECS) owns all of the common stock of General Electric Capital Corporation (GECC). All of our outstanding common stock is owned by General Electric Company (GE Company or GE). Our financial statements consolidate all of our affiliates – companies that we control and in which we hold a majority voting interest. We also consolidate the economic interests we hold in certain businesses within companies in which we hold a voting equity interest and are majority owned by our parent, but which we have agreed to actively manage and control. See Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 consolidated financial statements), which discusses our consolidation and financial statement presentation. GECS includes Commercial Lending and Leasing (CLL), Consumer, Real Estate, Energy Financial Services and GE Capital Aviation Services (GECAS).

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

(7)

2. ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Businesses Held for Sale

In the second quarter of 2011, we committed to sell our Consumer business banking operations in Latvia.

In 2010, we committed to sell our Consumer businesses in Argentina, Brazil, and Canada, a CLL business in South Korea, and our Interpark business in Real Estate. The Consumer Canada disposition was completed during the first quarter of 2011. The Consumer Brazil and our Interpark business in Real Estate dispositions were completed during the second quarter of 2011 for proceeds of $22 million and $704 million, respectively.

Summarized financial information for businesses held for sale is shown below.

	June 30,	December 31,
(In millions)	2011	2010

Assets
Cash and equivalents	$149	$54
Financing receivables – net	576	1,917
Property, plant and equipment – net	100	103
Other intangible assets – net	31	187
Other assets	9	841
Other	30	25
Assets of businesses held for sale	$895	$3,127

Liabilities
Short-term borrowings	$399	$146
Accounts payable	56	46
Long-term borrowings	19	228
Other liabilities	53	172
Liabilities of businesses held for sale	$527	$592

Discontinued Operations

Discontinued operations primarily comprised BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore and our Consumer home lending operations in Australia and New Zealand (Australian Home Lending).  Associated results of operations, financial position and cash flows are separately reported as discontinued operations for all periods presented.

(8)

Summarized financial information for discontinued operations is shown below.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Operations
Total revenues	$121	$513	$324	$1,050

Earnings (loss) from discontinued operations before income taxes	$(14)	$104	$9	$123
Benefit (provision) for income taxes	35	(19)	30	(7)
Earnings (loss) from discontinued operations, net of taxes	$21	$85	$39	$116

Disposal
Gain (loss) on disposal before income taxes	$(52)	$(185)	$(41)	$(566)
Benefit for income taxes	248	–	276	–
Gain (loss) on disposal, net of taxes	$196	$(185)	$235	$(566)

Earnings (loss) from discontinued operations, net of taxes	$217	$(100)	$274	$(450)

	June 30,	December 31,
(In millions)	2011	2010

Assets
Cash and equivalents	$159	$142
Financing receivables - net	4,966	10,589
Other assets	17	168
Other	1,271	1,476
Assets of discontinued operations	$6,413	$12,375

	June 30,	December 31,
(In millions)	2011	2010

Liabilities
Accounts payable	$16	$110
Deferred income taxes	171	232
Other	1,773	2,081
Liabilities of discontinued operations	$1,960	$2,423

Assets at June 30, 2011 and December 31, 2010, primarily comprised cash, financing receivables and a deferred tax asset for a loss carryforward, which expires principally in 2015 and in part in 2017, related to the sale of our GE Money Japan business.

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

BAC revenues from discontinued operations were $248 million and $508 million in the three and six months ended June 30, 2010, respectively. In total, BAC earnings from discontinued operations, net of taxes, were $20 million and $37 million in the three and six months ended June 30, 2010, respectively.

(9)

GE Money Japan

During the third quarter of 2007, we committed to a plan to sell our Japanese personal loan business, Lake, upon determining that, despite restructuring, Japanese regulatory limits for interest charges on unsecured personal loans did not permit us to earn an acceptable return. During the third quarter of 2008, we completed the sale of GE Money Japan, which included Lake, along with our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd. In connection with the sale, we reduced the proceeds from the sale for estimated interest refund claims in excess of the statutory interest rate. Proceeds from the sale were to be increased or decreased based on the actual claims experienced in accordance with loss-sharing terms specified in the sale agreement, with all claims in excess of 258 billion Japanese Yen (approximately $3,000 million) remaining our responsibility. The underlying portfolio to which this obligation relates is in runoff and interest rates were capped for all designated accounts by mid-2009. In the third quarter of 2010, we began making reimbursements under this arrangement.

Our overall claims experience developed unfavorably through 2010. We believe that the level of excess interest refund claims has been impacted by the challenging global economic conditions, in addition to Japanese legislative and regulatory changes. In September 2010, a large independent personal loan company in Japan filed for bankruptcy, which precipitated a significant amount of publicity surrounding excess interest refund claims in the Japanese marketplace, along with substantial legal advertising. We observed an increase in claims during September 2010 and higher average daily claims in the fourth quarter of 2010 and the first two months of 2011. While we have experienced a decline in claims following the February 2011 claims filing deadline related to the bankruptcy filing of the personal loan company, it continues to be unclear whether excess interest refund claims activity will be also affected by the March 11, 2011 earthquake and subsequent tsunami in Japan. As of June 30, 2011, our reserve for reimbursement of claims in excess of the statutory interest rate was $1,037 million.

The amount of these reserves is based on analyses of recent and historical claims experience, pending and estimated future excess interest refund requests, the estimated percentage of customers who present valid requests, and our estimated payments related to those requests. Our estimated liability for excess interest refund claims at June 30, 2011 assumes the pace of incoming claims will decelerate, average exposure per claim remains consistent with historical experience, and we continue to see further impact of our loss mitigation efforts. Estimating the pace of decline in incoming claims can have a significant effect on the total amount of our liability. Average daily claims have been higher than expected, which we believe is primarily attributable to the bankruptcy filing of the large independent personal loan company described above and claims activity has declined substantially following that period. We believe that continued evaluation of claims activity will be important in order to fully assess the potential impact of this bankruptcy or other events on our overall claim reserve estimate. Holding all other assumptions constant, if claims declined at a rate of one percent higher or lower than assumed, our liability estimate would change by approximately $250 million.

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

GE Money Japan losses from discontinued operations, net of taxes, were $0 million and $188 million in the three months ended June 30, 2011 and 2010, respectively, and $0 million and $571 million in the six months ended June 30, 2011 and 2010, respectively.

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

(10)

Pending claims for unmet representations and warranties were $783 million at December 31, 2009, $347 million at December 31, 2010 and $469 million at June 30, 2011. Reserves related to these contractual representations and warranties were $101 million at both June 30, 2011 and December 31, 2010. The amount of these reserves is based upon pending and estimated future loan repurchase requests, the estimated percentage of loans validly tendered for repurchase, and our estimated losses on loans repurchased. Based on our historical experience, we estimate that a small percentage of the total loans WMC originated and sold will be tendered for repurchase, and of those tendered, only a limited amount will qualify as “validly tendered,” meaning the loans sold did not satisfy specified contractual obligations. WMC’s current reserve represents our best estimate of losses with respect to WMC’s repurchase obligations. Actual losses could exceed the reserve amount if actual claim rates, investigative or litigation activity, valid tenders or losses WMC incurs on repurchased loans are higher than we have historically observed with respect to WMC.

WMC revenues (loss) from discontinued operations were $0 million and $(3) million in the three months ended June 30, 2011 and 2010, respectively, and $0 million and $(3) million in the six months ended June 30, 2011 and 2010, respectively. In total, WMC’s earnings (loss) from discontinued operations, net of taxes, were $(2) million and $1 million in the three months ended June 30, 2011 and 2010, respectively, and $(3) million in both the six months ended June 30, 2011 and 2010.

Other

In the second quarter of 2011, we entered into an agreement to sell our Australian Home Lending operations for approximately $4,700 million. As a result, we recognized an after-tax loss of $150 million in the second quarter of 2011. Australian Home Lending revenues from discontinued operations were $101 million and $131 million in the three months ended June 30, 2011 and 2010, respectively, and $215 million and $268 million in the six months ended June 30, 2011 and 2010, respectively. Australian Home Lending earnings (loss) from discontinued operations, net of taxes, were $(118) million and $24 million in the three months ended June 30, 2011 and 2010, respectively, and $(80) million and $37 million in the six months ended June 30, 2011 and 2010, respectively.

In the first quarter of 2011, we entered into an agreement to sell our Consumer Singapore business for $692 million. The sale was completed in the second quarter of 2011 and resulted in the recognition of a gain on disposal, net of taxes, of $319 million. Consumer Singapore revenues from discontinued operations were $2 million and $26 million in the three months ended June 30, 2011 and 2010, respectively, and $31 million and $52 million in the six months ended June 30, 2011 and 2010, respectively. Consumer Singapore earnings from discontinued operations, net of taxes, were $319 million and $8 million in the three months ended June 30, 2011 and 2010, respectively, and $326 million and $16 million in the six months ended June 30, 2011 and 2010, respectively.

In the fourth quarter of 2010, we entered into agreements to sell our Consumer RV Marine portfolio and Consumer Mexico business. The Consumer RV Marine and Consumer Mexico dispositions were completed during the first quarter and the second quarter of 2011, respectively, for proceeds of $2,365 million and $1,943 million, respectively. Consumer RV Marine revenues from discontinued operations were $6 million and $54 million in the three months ended June 30, 2011 and 2010, respectively, and $11 million and $108 million in the six months ended June 30, 2011 and 2010, respectively. Consumer RV Marine earnings (loss) from discontinued operations, net of taxes, were $2 million and $17 million in the three months ended June 30, 2011 and 2010, respectively, and $2 million and $(1) million in the six months ended June 30, 2011 and 2010, respectively. Consumer Mexico revenues from discontinued operations were $12 million and $56 million in the three months ended June 30, 2011 and 2010, respectively, and $67 million and $117 million in the six months ended June 30, 2011 and 2010, respectively. Consumer Mexico earnings from discontinued operations, net of taxes, were $17 million in both the three months ended June 30, 2011 and 2010, and $33 million and $35 million in the six months ended June 30, 2011 and 2010, respectively.

(11)

3. INVESTMENT SECURITIES

Substantially all of our investment securities are classified as available-for-sale. These comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, and investment securities at our treasury operations. We do not have any securities classified as held to maturity.

	At
	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Estimated	Amortized	unrealized	unrealized	Estimated
(In millions)	cost	gains	losses	fair value	cost	gains	losses	fair value

Debt
U.S. corporate	$20,818	$1,809	$(116)	$22,511	$21,233	$1,576	$(237)	$22,572
State and municipal	3,182	120	(244)	3,058	2,961	45	(282)	2,724
Residential mortgage-backed(a)	2,876	131	(319)	2,688	3,092	95	(378)	2,809
Commercial mortgage-backed	2,881	172	(203)	2,850	3,009	145	(230)	2,924
Asset-backed	3,853	33	(145)	3,741	3,407	16	(193)	3,230
Corporate – non-U.S.	2,810	133	(91)	2,852	2,883	116	(132)	2,867
Government – non-U.S.	2,693	88	(85)	2,696	2,242	82	(58)	2,266
U.S. government and
federal agency	3,302	62	(28)	3,336	3,358	57	(47)	3,368
Retained interests	32	16	(3)	45	55	10	(26)	39
Equity
Available-for-sale	886	224	(31)	1,079	500	213	(8)	705
Trading	475	–	–	475	417	–	–	417
Total	$43,808	$2,788	$(1,265)	$45,331	$43,157	$2,355	$(1,591)	$43,921

(a)
Substantially collateralized by U.S. mortgages. Of our total residential mortgage-backed securities (RMBS) portfolio at June 30, 2011, $1,657 million relates to securities issued by government sponsored entities and $1,031 million relates to securities of private label issuers. Securities issued by private label issuers are collateralized primarily by pools of individual direct mortgage loans of individual financial institutions.

The fair value of investment securities increased to $45,331 million at June 30, 2011, from $43,921 million at December 31, 2010, primarily driven by improved market conditions and purchases.

(12)

The following tables present the estimated fair values and gross unrealized losses of our available-for-sale investment securities.

	In loss position for
	Less than 12 months			12 months or more
		Gross	(a)		Gross
	Estimated	unrealized		Estimated	unrealized
(In millions)	fair value	losses		fair value	losses	(a)

June 30, 2011
Debt
U.S. corporate	$1,341	$(29)		$992	$(87)
State and municipal	322	(20)		586	(224)
Residential mortgage-backed	318	(8)		943	(311)
Commercial mortgage-backed	962	(129)		705	(74)
Asset-backed	65	(4)		882	(141)
Corporate – non-U.S.	339	(7)		788	(84)
Government – non-U.S.	1,115	(3)		129	(82)
U.S. government and federal agency	–	–		224	(28)
Retained interests	–	–		6	(3)
Equity	71	(31)		–	–
Total	$4,533	$(231)		$5,255	$(1,034)

December 31, 2010
Debt
U.S. corporate	$2,375	$(81)		$1,519	$(156)
State and municipal	949	(43)		570	(239)
Residential mortgage-backed	188	(4)		1,024	(374)
Commercial mortgage-backed	831	(104)		817	(126)
Asset-backed	113	(5)		910	(188)
Corporate – non-U.S.	448	(12)		804	(120)
Government – non-U.S.	661	(6)		107	(52)
U.S. government and federal agency	1,822	(47)		–	–
Retained interests	–	–		34	(26)
Equity	49	(8)		–	–
Total	$7,436	$(310)		$5,785	$(1,281)

(a)
At June 30, 2011, other-than-temporary impairments previously recognized through other comprehensive income (OCI) on securities still held amounted to $(472) million, of which $(358) million related to RMBS. Gross unrealized losses related to those securities at June 30, 2011 amounted to $(615) million, of which $(547) million related to RMBS.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future. The methodologies and significant inputs used to measure the amount of credit loss for our investment securities during the three and six months ended June 30, 2011 have not changed from those described in our 2010 consolidated financial statements. See Note 3 in our 2010 consolidated financial statements for additional information regarding these methodologies and inputs.

During the second quarter of 2011, we recorded other-than-temporary impairments of $113 million, of which $54 million was recorded through earnings ($5 million relates to equity securities) and $59 million was recorded in accumulated other comprehensive income (AOCI). At April 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $388 million. During the second quarter, we recognized first time impairments of $19 million and incremental charges on previously impaired securities of $24 million. These amounts included $18 million related to securities that were subsequently sold.

During the second quarter of 2010, we recorded other-than-temporary impairments of $101 million, of which $56 million was recorded through earnings and $45 million was recorded in AOCI. At April 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $214 million. During the second quarter of 2010, we recognized first time impairments of $36 million and incremental charges on previously impaired securities of $17 million. These amounts included $7 million related to securities that were subsequently sold.

(13)

During the six months ended June 30, 2011, we recorded other-than-temporary impairments of $184 million, of which $118 million was recorded through earnings ($10 million relates to equity securities) and $66 million was recorded in AOCI. At January 1, 2011, cumulative impairments recognized in earnings associated with debt securities still held were $332 million. During the six months ended June 30, 2011, we recognized first time impairments of $20 million and incremental charges on previously impaired securities of $81 million. These amounts included $21 million related to securities that were subsequently sold.

During the six months ended June 30, 2010, we recorded other-than-temporary impairments of $259 million, of which $135 million was recorded through earnings ($1 million relates to equity securities) and $124 million was recorded in AOCI. At January 1, 2010, cumulative impairments recognized in earnings associated with debt securities still held were $172 million. During the six months ended June 30, 2010, we recognized first time impairments of $92 million and incremental charges on previously impaired securities of $35 million. These amounts included $39 million related to securities that were subsequently sold.

Contractual Maturities of our Investment in Available-for-Sale Debt Securities (Excluding Mortgage-Backed and Asset-Backed Securities)

(In millions)	Amortized	Estimated
	cost	fair value
Due in
2011	$2,958	$2,985
2012-2015	7,298	7,580
2016-2020	4,730	4,922
2021 and later	17,811	18,958

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Gains	$45	$37	$161	$126
Losses, including impairments	(56)	(62)	(127)	(144)
Net	$(11)	$(25)	$34	$(18)

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

Proceeds from investment securities sales and early redemptions by the issuer totaled $4,833 million and $3,514 million in the three months ended June 30, 2011 and 2010, respectively, and $9,972 million and $7,302 million in the six months ended June 30, 2011 and 2010, respectively, principally from the sales of short-term securities in our bank subsidiaries and treasury operations.

We recognized net pre-tax gains on trading securities of $52 million and $4 million in the three months ended June 30, 2011 and 2010, respectively, and $55 million and $19 million in the six months ended June 30, 2011 and 2010, respectively.

(14)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR LOSSES ON FINANCING RECEIVABLES

	At
	June 30,	December 31,
(In millions)	2011	2010

Loans, net of deferred income(a)	$266,704	$275,877
Investment in financing leases, net of deferred income	41,099	44,390
	307,803	320,267
Less allowance for losses	(7,054)	(8,033)
Financing receivables – net(b)	$300,749	$312,234

(a)	Deferred income was $2,274 million and $2,351 million at June 30, 2011 and December 31, 2010, respectively.

(b)
Financing receivables at June 30, 2011 and December 31, 2010 included $1,389 million and $1,503 million, respectively, relating to loans that had been acquired in a transfer but have been subject to credit deterioration since origination per Accounting Standards Codification (ASC) 310, Receivables.

The following tables provide additional information about our financing receivables and related activity in the allowance for losses for our Commercial, Real Estate and Consumer portfolios.

(15)

Financing Receivables – net

The following table displays our financing receivables balances.

	At
	June 30,	December 31,
(In millions)	2011	2010

Commercial
CLL
Americas	$79,614	$86,596
Europe	37,897	37,498
Asia	11,759	11,943
Other	2,489	2,626
Total CLL	131,759	138,663

Energy Financial Services	6,143	7,011

GECAS	11,952	12,615

Other	1,517	1,788
Total Commercial financing receivables	151,371	160,077

Real Estate
Debt	27,750	30,249
Business Properties	9,057	9,962
Total Real Estate financing receivables	36,807	40,211

Consumer
Non-U.S. residential mortgages	40,731	40,011
Non-U.S. installment and revolving credit	21,047	20,132
U.S. installment and revolving credit	42,178	43,974
Non-U.S. auto	7,141	7,558
Other	8,528	8,304
Total Consumer financing receivables	119,625	119,979

Total financing receivables	307,803	320,267

Less allowance for losses	(7,054)	(8,033)
Total financing receivables – net	$300,749	$312,234

(16)

Allowance for Losses on Financing Receivables

The following tables provide a roll-forward of our allowance for losses on financing receivables.

	Balance at	Provision							Balance at
	January 1,	charged to			Gross				June 30,
(In millions)	2011	operations	Other	(a)	write-offs	(b)	Recoveries	(b)	2011

Commercial
CLL
Americas	$1,287	$219	$(72)		$(366)		$55		$1,123
Europe	429	73	30		(133)		34		433
Asia	222	77	10		(147)		18		180
Other	7	–	–		–		–		7
Total CLL	1,945	369	(32)		(646)		107		1,743

Energy Financial Services	22	11	(1)		(4)		7		35

GECAS	20	(2)	–		(3)		–		15

Other	58	11	1		(17)		1		54
Total Commercial	2,045	389	(32)		(670)		115		1,847

Real Estate
Debt	1,292	122	9		(341)		10		1,092
Business Properties	196	54	1		(70)		3		184
Total Real Estate	1,488	176	10		(411)		13		1,276

Consumer
Non-U.S. residential
mortgages	803	66	40		(150)		31		790
Non-U.S. installment
and revolving credit	937	311	64		(664)		286		934
U.S. installment and
revolving credit	2,333	941	1		(1,688)		259		1,846
Non-U.S. auto	168	26	12		(126)		63		143
Other	259	59	4		(152)		48		218
Total Consumer	4,500	1,403	121		(2,780)		687		3,931
Total	$8,033	$1,968	$99		$(3,861)		$815		$7,054

(a)	Other primarily included transfers to held for sale and the effects of currency exchange.

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

(17)

	Balance at	Adoption of	Balance at	Provision				Balance at
	December 31,	ASU 2009	January 1,	charged to		Gross		June 30,
(In millions)	2009	16 & 17(a)	2010	operations	Other(b)	write-offs(c)	Recoveries(c)	2010

Commercial
CLL
Americas	$1,179	$66	$1,245	$630	$(10)	$(558)	$55	$1,362
Europe	575	–	575	137	(70)	(288)	28	382
Asia	244	(10)	234	108	(23)	(94)	9	234
Other	11	–	11	(1)	(2)	–	–	8
Total CLL	2,009	56	2,065	874	(105)	(940)	92	1,986

Energy Financial Services	28	–	28	24	1	–	–	53

GECAS	104	–	104	35	–	(89)	–	50

Other	34	–	34	18	–	(3)	1	50
Total Commercial	2,175	56	2,231	951	(104)	(1,032)	93	2,139

Real Estate
Debt	1,358	(3)	1,355	548	(4)	(310)	1	1,590
Business Properties	136	45	181	97	(7)	(64)	–	207
Total Real Estate	1,494	42	1,536	645	(11)	(374)	1	1,797

Consumer
Non-U.S. residential
mortgages	892	–	892	170	(103)	(180)	49	828
Non-U.S. installment
and revolving credit	1,106	–	1,106	615	(113)	(935)	281	954
U.S. installment and
revolving credit	1,551	1,602	3,153	1,570	(1)	(2,320)	233	2,635
Non-U.S. auto	292	–	292	73	(43)	(191)	92	223
Other	292	–	292	163	(35)	(217)	43	246
Total Consumer	4,133	1,602	5,735	2,591	(295)	(3,843)	698	4,886
Total	$7,802	$1,700	$9,502	$4,187	$(410)	$(5,249)	$792	$8,822

(a)	Reflects the effects of our adoption of ASU 2009-16 & 17 on January 1, 2010.

(b)	Other primarily included the effects of currency exchange.

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

(18)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets – net, consisted of the following.

	At
	June 30,	December 31,
(In millions)	2011	2010

Goodwill	$28,173	$27,508

Other intangible assets
Intangible assets subject to amortization	$1,851	$1,883

Changes in goodwill balances follow.

			Dispositions,
	Balance at		currency	Balance at
	January 1,		exchange	June 30,
(In millions)	2011	Acquisitions	and other	2011

CLL	$13,893	$–	$308	$14,201
Consumer	10,817	–	359	11,176
Real Estate	1,089	–	(2)	1,087
Energy Financial Services	1,562	–	–	1,562
GECAS	147	–	–	147
Total	$27,508	$–	$665	$28,173

Goodwill balances increased $665 million during the six months ended June 30, 2011, primarily as a result of the weaker U.S. dollar ($700 million). Our reporting units and related goodwill balances are CLL ($14,201 million), Consumer ($11,176 million), Real Estate ($1,087 million), Energy Financial Services ($1,562 million) and GECAS ($147 million) at June 30, 2011.

Intangible Assets Subject to Amortization

	At
	June 30, 2011			December 31, 2010
	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
(In millions)	amount	amortization	Net	amount	amortization	Net

Customer-related	$1,213	$(661)	$552	$1,112	$(588)	$524
Patents, licenses and trademarks	385	(322)	63	599	(532)	67
Capitalized software	2,260	(1,733)	527	2,026	(1,528)	498
Lease valuations	1,655	(989)	666	1,646	(917)	729
Present value of future profits (a)	477	(477)	–	461	(461)	–
All other	322	(279)	43	333	(268)	65
Total	$6,312	$(4,461)	$1,851	$6,177	$(4,294)	$1,883

(a)
Balances at June 30, 2011 and December 31, 2010, reflect adjustments of $406 million and $423 million, respectively, to the present value of future profits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Amortization related to intangible assets subject to amortization was $143 million and $185 million in the three months ended June 30, 2011 and 2010, respectively, and $289 million and $338 million in the six months ended June 30, 2011 and 2010, respectively.

(19)

6. BORROWINGS AND BANK DEPOSITS

Borrowings are summarized in the following table.

	At
(In millions)	June 30,	December 31,
	2011	2010
Short-term borrowings
Commercial paper
U.S.	$30,838	$32,547
Non-U.S.	9,862	9,497
Current portion of long-term borrowings(a)(b)(c)(e)	72,948	65,612
GE Interest Plus notes(d)	8,544	9,058
Other(c)	1,451	2,083
Total short-term borrowings	$123,643	$118,797

Long-term borrowings
Senior unsecured notes(a)(b)	$243,364	$262,789
Subordinated notes(e)	4,661	2,575
Subordinated debentures(f)	7,591	7,298
Other(c)(g)	13,346	11,745
Total long-term borrowings	$268,962	$284,407

Non-recourse borrowings of consolidated securitization entities(h)	$29,075	$30,018

Bank deposits(i)	$41,548	$37,298

Total borrowings and bank deposits	$463,228	$470,520

(a)
GECC had issued and outstanding $45,045 million and $53,495 million of senior, unsecured debt that was guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program at June 30, 2011 and December 31, 2010, respectively. Of the above amounts, $28,095 million and $18,455 million is included in current portion of long-term borrowings at June 30, 2011 and December 31, 2010, respectively.

(b)
Included in total long-term borrowings were $2,073 million and $2,395 million of obligations to holders of guaranteed investment contracts at June 30, 2011 and December 31, 2010, respectively. If the long-term credit rating of GECC were to fall below AA-/Aa3 or its short-term credit rating were to fall below A-1+/P-1, GECC could be required to provide up to $1,961 million as of June 30, 2011, to repay holders of GICs.

(c)
Included $10,670 million and $11,135 million of funding secured by real estate, aircraft and other collateral at June 30, 2011 and December 31, 2010, respectively, of which $4,477 million and $4,671 million is non-recourse to GECS at June 30, 2011 and December 31, 2010, respectively.

(d)	Entirely variable denomination floating rate demand notes.

(e)	Included $417 million of subordinated notes guaranteed by GE at both June 30, 2011 and December 31, 2010, of which $117 million is included in current portion of long-term borrowings at June 30, 2011.

(f)	Subordinated debentures receive rating agency equity credit and were hedged at issuance to the U.S. dollar equivalent of $7,725 million.

(g)
Included $2,126 million and $1,984 million of covered bonds at June 30, 2011 and December 31, 2010, respectively. If the short-term credit rating of GECC were reduced below A-1/P-1, GECC would be required to partially cash collateralize these bonds in an amount up to $825 million at June 30, 2011.

(h)
Included at June 30, 2011 and December 31, 2010, were $11,590 million and $10,499 million of current portion of long-term borrowings, respectively, and $17,485 million and $19,519 million of long-term borrowings, respectively. See Note 13.

(i)
Included $20,864 million and $18,781 million of deposits in non-U.S. banks at June 30, 2011 and December 31, 2010, respectively, and $13,869 million and $11,606 million of certificates of deposits with maturities greater than one year at June 30, 2011 and December 31, 2010, respectively.

(20)

7. INCOME TAXES

The balance of “unrecognized tax benefits,” the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

	At
	June 30,	December 31,
(In millions)	2011	2010

Unrecognized tax benefits	$3,985	$3,904
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,397	2,276
Accrued interest on unrecognized tax benefits	812	833
Accrued penalties on unrecognized tax benefits	79	73
Reasonably possible reduction to the balance of unrecognized
tax benefits in succeeding 12 months	0-1,300	0-1,200
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-250	0-250

(a)	Some portion of such reduction may be reported as discontinued operations.

The IRS is currently auditing the GE consolidated income tax returns for 2006-2007, a substantial portion of which include our activities. In addition, certain other U.S. tax deficiency issues and refund claims for previous years were unresolved. The IRS has disallowed the tax loss on our 2003 disposition of ERC Life Reinsurance Corporation. We are contesting the disallowance of this loss. It is reasonably possible that the 2006–2007 U.S. audit cycle will be completed during the next 12 months, which could result in a decrease in our balance of “unrecognized tax benefits” – that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

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

(21)

8. SHAREOWNER’S EQUITY

A summary of increases (decreases) in GECS shareowner’s equity that did not result directly from transactions with the shareowner, net of income taxes, follows.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Net earnings attributable to GECS	$1,810	$634	$3,635	$786
Investment securities – net (a)	391	632	203	725
Currency translation adjustments – net	993	(2,649)	2,546	(4,008)
Cash flow hedges – net	(190)	88	(260)	501
Benefit plans – net	–	23	(1)	65
Total	$3,004	$(1,272)	$6,123	$(1,931)

(a)
Includes adjustments as of June 30, 2011 to deferred acquisition costs, present value of future profits, and investment contracts, insurance liabilities and insurance annuity benefits in our run-off insurance operation to reflect the effects that would have been recognized had the related unrealized investment securities holding gains and losses actually been realized in accordance with ASC 320-10-S99-2.

Changes to noncontrolling interests are as follows.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Beginning balance	$1,178	$2,158	$1,164	$2,048
Net earnings	20	(22)	51	(27)
Dividends	–	(5)	(3)	(8)
Dispositions	–	(979)	–	(979)
AOCI and other (a)	3	(54)	(11)	64
Ending balance	$1,201	$1,098	$1,201	$1,098

(a)
The amount of change related to AOCI and other for the six months ended June 30, 2010 includes the impact of our adoption of ASC 810, Consolidations, of $124 million. Changes to other individual components of AOCI attributable to noncontrolling interests were insignificant.

(22)

9. REVENUES FROM SERVICES

Revenues from services are summarized in the following table.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Interest on loans	$5,019	$5,208	$10,165	$10,521
Equipment leased to others	2,852	2,769	5,674	5,530
Fees	1,159	1,170	2,304	2,375
Associated companies(a)(b)	526	460	1,608	1,057
Investment income	728	511	1,421	1,073
Financing leases	618	686	1,283	1,427
Premiums earned by insurance activities	491	490	972	979
Real estate investments	430	354	832	631
Other items	578	816	1,141	1,223
Total	$12,401	$12,464	$25,400	$24,816

(a)
During the first quarter of 2011, we sold an 18.6% equity interest in Garanti Bank and recorded a pre-tax gain of $690 million. Following the sale, we hold a 2.25% equity ownership interest which is classified as an available-for-sale security.

(b)
Aggregate summarized financial information for significant associated companies assuming a 100% ownership interest included total assets at June 30, 2011 and December 31, 2010 of $98,628 million and $180,015 million, respectively. Assets were primarily financing receivables of $53,492 million and $97,447 million at June 30, 2011 and December 31, 2010, respectively. Total liabilities were $72,874 million and $143,957 million, consisted primarily of bank deposits of $22,349 million and $75,661 million at June 30, 2011 and December 31, 2010, respectively, and debt of $43,106 million and $53,696 million at June 30, 2011 and December 31, 2010, respectively. Revenues in the second quarters of 2011 and 2010 totaled $3,951 million and $4,750 million, respectively, and net earnings in the second quarters of 2011 and 2010 totaled $628 million and $1,153 million, respectively. Revenues in the first six months of 2011 and 2010 totaled $7,668 million and $9,716 million, respectively, and net earnings in the first six months of 2011 and 2010 totaled $1,088 million and $2,032 million, respectively.

10. FAIR VALUE MEASUREMENTS

For a description on how we estimate fair value, see Note 1 in our 2010 consolidated financial statements.

The following tables present our assets and liabilities measured at fair value on a recurring basis. Included in the tables are investment securities of $27,958 million and $27,141 million at June 30, 2011 and December 31, 2010, respectively, primarily supporting obligations to annuitants and policyholders in our run-off insurance operations, and $4,927 million and $5,706 million at June 30, 2011 and December 31, 2010, respectively, supporting obligations to holders of GICs in Trinity (which ceased issuing new investment contracts beginning in the first quarter of 2010), and investment securities held at our treasury operations. Such securities are mainly investment grade.

(23)

(In millions)							Netting
	Level 1	(a)	Level 2	(a)	Level 3	(b)	adjustment	(c)	Net balance
June 30, 2011
Assets
Investment securities
Debt
U.S. corporate	$–		$19,415		$3,096		$–		$22,511
State and municipal	–		2,849		209		–		3,058
Residential mortgage-backed	–		2,643		45		–		2,688
Commercial mortgage-backed	–		2,843		7		–		2,850
Asset-backed	–		609		3,132		–		3,741
Corporate - non-U.S.	76		1,239		1,537		–		2,852
Government - non-U.S.	804		1,618		274		–		2,696
U.S. government and federal agency	–		3,112		224		–		3,336
Retained interests	–		–		45		–		45
Equity
Available-for-sale	1,039		18		22		–		1,079
Trading	475		–		–		–		475
Derivatives(d)	–		9,954		146		(3,311)		6,789
Other(e)	–		–		595		–		595
Total	$2,394		$44,300		$9,332		$(3,311)		$52,715

Liabilities
Derivatives	$–		$5,544		$36		$(3,304)		$2,276
Other	–		28		–		–		28
Total	$–		$5,572		$36		$(3,304)		$2,304

December 31, 2010
Assets
Investment securities
Debt
U.S. corporate	$–		$19,374		$3,198		$–		$22,572
State and municipal	–		2,499		225		–		2,724
Residential mortgage-backed	47		2,696		66		–		2,809
Commercial mortgage-backed	–		2,875		49		–		2,924
Asset-backed	–		690		2,540		–		3,230
Corporate - non-U.S.	89		1,292		1,486		–		2,867
Government - non-U.S.	776		1,334		156		–		2,266
U.S. government and federal agency	–		3,158		210		–		3,368
Retained interests	–		–		39		–		39
Equity
Available-for-sale	661		20		24		–		705
Trading	417		–		–		–		417
Derivatives(d)	–		10,393		330		(3,646)		7,077
Other(e)	–		–		450		–		450
Total	$1,990		$44,331		$8,773		$(3,646)		$51,448

Liabilities
Derivatives	$–		$6,250		$102		$(3,637)		$2,715
Other	–		31		–		–		31
Total	$–		$6,281		$102		$(3,637)		$2,746

(a)	The fair value of securities transferred between Level 1 and Level 2 was $67 million during the six months ended June 30, 2011.

(b)
Level 3 investment securities valued using non-binding broker quotes totaled $1,038 million and $1,054 million at June 30, 2011 and December 31, 2010, respectively, and were classified as available-for-sale securities.

(c)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Included fair value adjustments related to our own and counterparty credit risk.

(d)
The fair value of derivatives included an adjustment for non-performance risk. At June 30, 2011 and December 31, 2010, the cumulative adjustment was a loss of $7 million and $9 million, respectively. See Note 11 for additional information on the composition of our derivative portfolio.

(e)	Included private equity investments and loans designated under the fair value option.

(24)

The following tables present the changes in Level 3 instruments measured on a recurring basis for the three and six months ended June 30, 2011 and 2010. The majority of our Level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in shareowner’s equity.

Changes in Level 3 Instruments for the Three Months Ended June 30, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
		(losses)		other				Transfers		Transfers			still held at
	April 1,	included in		comprehensive				into		out of		June 30,	June 30,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,119	$14		$3	$30	$(41)	$(29)	$–		$–		$3,096	$–
State and municipal	210	–		–	–	–	(1)	–		–		209	–
Residential
mortgage-backed	118	–		(2)	1	–	–	–		(72)		45	–
Commercial
mortgage-backed	11	–		1	(1)	–	–	–		(4)		7	–
Asset-backed	2,826	(3)		(19)	409	(43)	(1)	–		(37)		3,132	–
Corporate – non-U.S.	1,479	(1)		28	–	–	(31)	62		–		1,537	–
Government
– non-U.S.	162	(16)		8	13	–	–	107		–		274	–
U.S. government and
federal agency	201	–		23	–	–	–	–		–		224	–
Retained interests	52	1		(4)	–	(2)	(2)	–		–		45	–
Equity
Available-for-sale	21	–		1	–	–	–	–		–		22	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	75	37		–	1	–	(2)	–		–		111	12
Other	472	3		11	114	–	(5)	–		–		595	1
Total	$8,746	$35		$50	$567	$(86)	$(71)	$169		$(113)		$9,297	$13

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $1 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(25)

Changes in Level 3 Instruments for the Three Months Ended June 30, 2010

(In millions)				Net realized/					Net change
				unrealized					in unrealized
				gains (losses)					gains (losses)
		Net realized/		included in					relating to
		unrealized		accumulated	Purchases,	Transfers			instruments
		gains(losses)		other	sales	in and/or			still held at
	April 1,	included in		comprehensive	and	out of		June 30,	June 30,
	2010	earnings	(a)	income	settlements	Level 3	(b)	2010	2010	(c)

Investment securities
Debt
U.S. corporate	$2,806	$16		$35	$272	$(7)		$3,122	$–
State and municipal	275	–		(5)	–	–		270	–
Residential
mortgage-backed	133	–		(7)	(1)	6		131	–
Commercial
mortgage-backed	119	–		(5)	(62)	3		55	–
Asset-backed	1,862	12		3	78	(71)		1,884	(7)
Corporate - non-U.S.	1,357	2		(58)	(22)	(53)		1,226	–
Government -
non-U.S.	136	–		(21)	–	–		115	–
U.S. government and
federal agency	244	–		(15)	(2)	–		227	–
Retained interests	43	(1)		1	(2)	–		41	–
Equity
Available-for-sale	19	–		(1)	–	(1)		17	1
Trading	–	–		–	–	–		–	–
Derivatives(d)	171	40		5	8	–		224	42
Other	428	1		(43)	5	28		419	(1)
Total	$7,593	$70		$(111)	$274	$(95)		$7,731	$35

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $35 million not reflected in the fair value hierarchy table.

(26)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2011

													Net
(In millions)													change in
				Net realized/									unrealized
		Net		unrealized									gains
		realized/		gains (losses)									(losses)
		unrealized		included in									relating to
		gains		accumulated									instruments
		(losses)		other				Transfers		Transfers			still held at
	January 1,	included in		comprehensive				into		out of		June 30,	June 30,
	2011	earnings	(a)	income	Purchases	Sales	Settlements	Level 3	(b)	Level 3	(b)	2011	2011	(c)

Investment securities
Debt
U.S. corporate	$3,198	$101		$(20)	$75	$(155)	$(103)	$–		$–		$3,096	$–
State and municipal	225	–		(5)	4	–	(4)	–		(11)		209	–
Residential
mortgage-backed	66	–		1	2	(4)	(1)	71		(90)		45	–
Commercial
mortgage-backed	49	–		1	6	–	–	3		(52)		7	–
Asset-backed	2,540	–		55	780	(152)	(11)	1		(81)		3,132	–
Corporate – non-U.S.	1,486	(28)		82	12	(28)	(60)	73		–		1,537	–
Government
– non-U.S.	156	(16)		14	13	–	–	107		–		274	–
U.S. government and
federal agency	210	–		14	–	–	–	–		–		224	–
Retained interests	39	(18)		30	–	(3)	(3)	–		–		45	–
Equity
Available-for-sale	24	–		–	–	–	–	1		(3)		22	–
Trading	–	–		–	–	–	–	–		–		–	–
Derivatives(d)(e)	227	55		4	5	–	(186)	–		6		111	32
Other	450	3		28	119	–	(5)	–		–		595	1
Total	$8,670	$97		$204	$1,016	$(342)	$(373)	$256		$(231)		$9,297	$33

(a)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

(b)
Transfers in and out of Level 3 are considered to occur at the beginning of the period. Transfers out of Level 3 were a result of increased use of quotes from independent pricing vendors based on recent trading activity.

(c)	Represented the amount of unrealized gains or losses for the period included in earnings.

(d)	Represented derivative assets net of derivative liabilities and included cash accruals of $1 million not reflected in the fair value hierarchy table.

(e)	Gains (losses) included in net realized/unrealized gains (losses) included in earnings were offset by the earnings effects from the underlying items that were economically hedged. See Note 11.

(27)

Changes in Level 3 Instruments for the Six Months Ended June 30, 2010

(In millions)					Net realized/					Net change
					unrealized					in unrealized
					gains (losses)					gains (losses)
			Net realized/		included in					relating to
			unrealized		accumulated	Purchases,	Transfers			instruments
			gains(losses)		other	sales	in and/or			still held at
	January 1,		included in		comprehensive	and	out of		June 30,	June 30,
	2010	(a)	earnings	(b)	income	settlements	Level 3	(c)	2010	2010	(d)

Investment securities
Debt
U.S. corporate	$3,053		$32		$83	$(40)	$(6)		$3,122	$–
State and municipal	205		–		69	(4)	–		270	–
Residential
mortgage-backed	123		–		10	(1)	(1)		131	–
Commercial
mortgage-backed	1,041		30		(3)	(1,013)	–		55	–
Asset-backed	1,872		21		26	62	(97)		1,884	–
Corporate - non-U.S.	1,331		(2)		(77)	169	(195)		1,226	(20)
Government -
non-U.S.	163		–		(23)	–	(25)		115	–
U.S. government and
federal agency	256		–		(27)	(2)	–		227	–
Retained interests	45		(1)		2	(5)	–		41	–
Equity
Available-for-sale	19		–		(1)	–	(1)		17	1
Trading	–		–		–	–	–		–	–
Derivatives(e)	205		117		(2)	(47)	(49)		224	63
Other	480		–		(66)	5	–		419	(1)
Total	$8,793		$197		$(9)	$(876)	$(374)		$7,731	$43

(a)	Included an increase of $1,015 million in debt securities, a reduction in retained interests of $8,782 million and a reduction in derivatives of $365 million related to adoption of ASU 2009-16 & 17.

(b)	Earnings effects are primarily included in the “Revenues from services” and “Interest” captions in the Condensed Statement of Current and Retained Earnings.

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

(28)

Non-Recurring Fair Value Measurements

The following table represents non-recurring fair value amounts (as measured at the time of the adjustment) for those assets remeasured to fair value on a non-recurring basis during the fiscal year and still held at June 30, 2011 and December 31, 2010. These assets can include loans and long-lived assets that have been reduced to fair value when they are held for sale, impaired loans that have been reduced based on the fair value of the underlying collateral, cost and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in deconsolidation of a subsidiary, if we sell a controlling interest and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.

	Remeasured during		Remeasured during
	the six months ended		the year ended
	June 30, 2011		December 31, 2010
(In millions)	Level 2	Level 3	Level 2	Level 3	(b)

Financing receivables and loans held for sale	$20	$5,955	$54	$6,833
Cost and equity method investments(a)	–	361	–	378
Long-lived assets, including real estate	644	2,802	1,025	5,809
Total	$664	$9,118	$1,079	$13,020

(a)	Includes the fair value of private equity and real estate funds included in Level 3 of $59 million and $296 million at June 30, 2011 and December 31, 2010, respectively.

(b)	During 2010, our retained investment in Regency, Energy Partners L.P., a formerly consolidated subsidiary, was remeasured to a Level 1 fair value of $549 million.

The following table represents the fair value adjustments to assets measured at fair value on a non-recurring basis and still held at June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Financing receivables and loans held for sale	$(281)	$(684)	$(603)	$(1,208)
Cost and equity method investments(a)	(127)	(40)	(174)	(94)
Long-lived assets, including real estate(b)	(344)	(738)	(865)	(1,339)
Retained investments in formerly consolidated subsidiaries	–	109	–	109
Total	$(752)	$(1,353)	$(1,642)	$(2,532)

(a)
Includes fair value adjustments associated with private equity and real estate funds of $(8) million and $(13) million in the three months ended June 30, 2011 and 2010, respectively, and $(13) million and $(26) million in the six months ended June 30, 2011 and 2010, respectively.

(b)
Includes impairments related to real estate equity properties and investments recorded in operating and administrative expenses of $339 million and $522 million in the three months ended June 30, 2011 and 2010, respectively, and $776 million and $1,103 million in the six months ended June 30, 2011 and 2010, respectively.

(29)

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

	At
	June 30, 2011			December 31, 2010
		Assets (liabilities)			Assets (liabilities)
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
(In millions)	amount	amount (net)	fair value	amount	amount (net)	fair value
Assets
Loans	(a)	$260,015	$257,272	(a)	$268,239	$264,550
Other commercial mortgages	(a)	1,137	1,192	(a)	1,041	1,103
Loans held for sale	(a)	985	986	(a)	287	287
Other financial instruments(c)	(a)	2,038	2,571	(a)	2,103	2,511
Liabilities
Borrowings and bank
deposits(b)(d)	(a)	(463,228)	(473,901)	(a)	(470,520)	(482,724)
Investment contract benefits	(a)	(3,621)	(4,316)	(a)	(3,726)	(4,264)
Guaranteed investment contracts	(a)	(4,793)	(4,796)	(a)	(5,502)	(5,524)
Insurance - credit life(e)	$2,006	(106)	(90)	$1,825	$(103)	(69)

(a)	These financial instruments do not have notional amounts.

(b)	See Note 6.

(c)	Principally cost method investments.

(d)
Fair values exclude interest rate and currency derivatives designated as hedges of borrowings. Had they been included, the fair value of borrowings at June 30, 2011 and December 31, 2010 would have been reduced by $4,634 million and $4,298 million, respectively.

(e)	Net of reinsurance of $2,800 million at both June 30, 2011 and December 31, 2010.

Loan Commitments

	Notional amount at
	June 30,	December 31,
(In millions)	2011	2010

Ordinary course of business lending commitments(a)	$3,545	$3,584
Unused revolving credit lines(b)
Commercial(c)	18,417	21,338
Consumer - principally credit cards	246,159	227,006

(a)	Excluded investment commitments of $1,494 million and $1,990 million as of June 30, 2011 and December 31, 2010, respectively.

(b)	Excluded inventory financing arrangements, which may be withdrawn at our option, of $12,400 million and $11,840 million as of June 30, 2011 and December 31, 2010, respectively.

(c)
Included commitments of $13,614 million and $16,243 million as of June 30, 2011 and December 31, 2010, respectively, associated with secured financing arrangements that could have increased to a maximum of $18,053 million and $20,268 million at June 30, 2011 and December 31, 2010, respectively, based on asset volume under the arrangement.

(30)

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

The notional amounts of derivative contracts represent the basis upon which interest and other payments are calculated and are reported gross, except for offsetting foreign currency forward contracts that are executed in order to manage our currency risk of net investment in foreign subsidiaries. Of the outstanding notional amount of $307,000 million, approximately 98% or $300,000 million, is associated with reducing or eliminating the interest rate, currency or market risk between financial assets and liabilities in our financial services businesses. The remaining derivative activities primarily relate to hedging against adverse changes in currency exchange rates and commodity prices related to anticipated sales and purchases and contracts containing certain clauses which meet the accounting definition of a derivative. The instruments used in these activities are designated as hedges when practicable. When we are not able to apply hedge accounting, or when the derivative and the hedged item are both recorded in earnings concurrently, the derivatives are deemed economic hedges and hedge accounting is not applied. This most frequently occurs when we hedge a recognized foreign currency transaction (e.g., a receivable or payable) with a derivative. Since the effects of changes in exchange rates are reflected currently in earnings for both the derivative and the transaction, the economic hedge does not require hedge accounting.

The following table provides information about the fair value of our derivatives, by contract type, separating those accounted for as hedges and those that are not.

	At June 30, 2011		At December 31, 2010
	Fair value		Fair value
(In millions)	Assets	Liabilities	Assets	Liabilities

Derivatives accounted for as hedges
Interest rate contracts	$5,213	$2,364	$5,959	$2,675
Currency exchange contracts	2,932	2,390	2,915	2,422
Other contracts	–	–	–	–
	8,145	4,754	8,874	5,097

Derivatives not accounted for as hedges
Interest rate contracts	195	289	294	552
Currency exchange contracts	1,635	504	1,281	653
Other contracts	125	33	274	50
	1,955	826	1,849	1,255
Netting adjustments(a)	(3,311)	(3,304)	(3,646)	(3,637)

Total	$6,789	$2,276	$7,077	$2,715

Derivatives are classified in the captions “Other assets” and “Other liabilities” in our financial statements.

(a)
The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts included fair value adjustments related to our own and counterparty non-performance risk. At June 30, 2011 and December 31, 2010, the cumulative adjustment for non-performance risk was a loss of $7 million and $9 million, respectively.

(31)

Fair value hedges

We use interest rate and currency exchange derivatives to hedge the fair value effects of interest rate and currency exchange rate changes on local and non-functional currency denominated fixed-rate debt. For relationships designated as fair value hedges, changes in fair value of the derivatives are recorded in earnings within interest along with offsetting adjustments to the carrying amount of the hedged debt. The following tables provide information about the earnings effects of our fair value hedging relationships for the three and six months ended June 30, 2011 and 2010, respectively.

	Three months ended
	June 30, 2011		June 30, 2010
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$1,341	$(1,466)	$2,551	$(2,721)
Currency exchange contracts	15	(20)	11	(15)

Fair value hedges resulted in $(130) million and $(174) million of ineffectiveness in the three months ended June 30, 2011 and 2010, respectively. In both the three months ended June 30, 2011 and 2010, there were insignificant amounts excluded from the assessment of effectiveness.

	Six months ended
	June 30, 2011		June 30, 2010
(In millions)	Gain (loss)	Gain (loss)	Gain (loss)	Gain (loss)
	on hedging	on hedged	on hedging	on hedged
	derivatives	items	derivatives	items

Interest rate contracts	$(390)	$195	$3,811	$(4,130)
Currency exchange contracts	39	(47)	(9)	1

Fair value hedges resulted in $(203) million and $(327) million of ineffectiveness in the six months ended June 30, 2011 and 2010, respectively. In both the six months ended June 30, 2011 and 2010, there were insignificant amounts excluded from the assessment of effectiveness.

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

(32)

The following tables provide information about the amounts recorded in AOCI, as well as the gain (loss) recorded in earnings, primarily in interest, when reclassified out of AOCI, for the three and six months ended June 30, 2011 and 2010.

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the three months ended		for the three months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
(In millions)

Cash flow hedges
Interest rate contracts	$(141)	$(214)	$(220)	$(351)
Currency exchange contracts	485	(1,071)	445	(1,041)
Commodity contracts	–	3	11	–
Total	$344	$(1,282)	$236	$(1,392)

			Gain (loss) reclassified
	Gain (loss) recognized in AOCI		from AOCI into earnings
	for the six months ended		for the six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
(In millions)

Cash flow hedges
Interest rate contracts	$(117)	$(444)	$(476)	$(769)
Currency exchange contracts	662	(1,417)	864	(1,578)
Commodity contracts	–	5	–	–
Total	$545	$(1,856)	$388	$(2,347)

The total pre-tax amount in AOCI related to cash flow hedges of forecasted transactions was $(1,886) million at June 30, 2011. We expect to transfer $691 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. In both the three and six months ended June 30, 2011 and 2010, we recognized insignificant gains and losses, respectively, related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2011 and 2010, the maximum term of derivative instruments that hedge forecasted transactions was 21 years and 22 years, respectively.

For cash flow hedges, the amount of ineffectiveness in the hedging relationship and amount of the changes in fair value of the derivatives that are not included in the measurement of ineffectiveness are both reflected in earnings each reporting period. These amounts are primarily reported in revenues from services and totaled $(17) million and $7 million in the three months ended June 30, 2011 and 2010, respectively, and $12 million and $(27) million in the six months ended June 30, 2011 and 2010, respectively.

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

(33)

The following tables provide information about the amounts recorded in AOCI for the three and six months ended June 30, 2011 and 2010, as well as the gain (loss) recorded in revenues from services when reclassified out of AOCI.

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	Three months ended June 30,		Three months ended June 30,
(In millions)	2011	2010	2011	2010

Net investment hedges
Currency exchange contracts	$(2,605)	$1,813	$(360)	$(30)

	Gain (loss) recognized		Gain (loss) reclassified
	in CTA for the		from CTA for the
	Six months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Net investment hedges
Currency exchange contracts	$(3,406)	$2,217	$(698)	$(30)

The amounts related to the change in the fair value of the forward points that are excluded from the measure of effectiveness were $(377) million and $(213) million for the three months ended June 30, 2011 and 2010, respectively, and $(655) million and $(412) million for the six months ended June 30, 2011 and 2010, respectively, and are recorded in interest.

Free-standing derivatives

Changes in the fair value of derivatives that are not designated as hedges are recorded in earnings each period. As discussed above, these derivatives are typically entered into as economic hedges of changes in interest rates, currency exchange rates, commodity prices and other risks. Gains or losses related to the derivative are typically recorded in revenues from services, based on our accounting policy. In general, the earnings effects of the item that represent the economic risk exposure are recorded in the same caption as the derivative. Gains for the six months ended June 30, 2011 on derivatives not designated as hedges were $814 million comprised of amounts related to interest rate contracts of $(22) million, currency exchange contracts of $782 million, and other derivatives of $54 million. These gains more than offset the earnings effects from the underlying items that were economically hedged. Losses for the six months ended June 30, 2010 on derivatives not designated as hedges, without considering the offsetting earnings effects from the item representing the economic risk exposure, were $(1,326) million comprised of amounts related to interest rate contracts of $183 million, currency exchange contracts of $(1,489) million, and other derivatives of $(20) million.

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

As discussed above, we have provisions in certain of our master agreements that require counterparties to post collateral (typically, cash or U.S. Treasuries) when our receivable due from the counterparty, measured at current market value, exceeds a specified limit. At June 30, 2011, our exposure to counterparties, including interest due, net of collateral we hold, was $353 million. The fair value of such collateral was $9,011 million, of which $2,033 million was cash and $6,978 million was in the form of securities held by a custodian for our benefit. Under certain of these same agreements, we post collateral to our counterparties for our derivative obligations, the fair value of which was $1,301 million at June 30, 2011.

(34)

Additionally, our standard master agreements typically contain mutual downgrade provisions that provide the ability of each party to require termination if the long-term credit rating of the counterparty were to fall below A-/A3. In certain of these master agreements, each party also has the ability to require termination if the short-term rating of the counterparty were to fall below A-1/P-1. The net amount relating to our derivative liability of $2,276 million subject to these provisions, after consideration of collateral posted by us and outstanding interest payments, was $989 million at June 30, 2011.

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

Troubled debt restructurings (TDRs) are those loans for which we have granted a concession to a borrower experiencing financial difficulties where we do not receive adequate compensation. Such loans are classified as impaired, and are individually reviewed for specific reserves.

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

(35)

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Commercial financing receivables.

Commercial	Financing receivables at
	June 30,	December 31,
(In millions)	2011	2010

CLL
Americas	$79,614	$86,596
Europe	37,897	37,498
Asia	11,759	11,943
Other	2,489	2,626
Total CLL	131,759	138,663

Energy Financial Services	6,143	7,011

GECAS	11,952	12,615

Other	1,517	1,788

Total Commercial financing receivables, before allowance for losses	$151,371	$160,077

Non-impaired financing receivables	$145,318	$154,257
General reserves	965	1,014

Impaired loans	6,053	5,820
Specific reserves	882	1,031

Past Due Financing Receivables

The following table displays payment performance of Commercial financing receivables.

Commercial	June 30, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

CLL
Americas	1.1%	0.7%	1.3%	0.8%
Europe	3.8	1.9	4.2	2.3
Asia	2.3	1.3	2.2	1.4
Other	0.3	0.2	0.7	0.3
Total CLL	1.9	1.1	2.1	1.3

Energy Financial Services	0.3	0.3	0.9	0.8

GECAS	0.4	–	–	–

Other	5.5	3.8	5.8	5.5

Total	1.8	1.0	2.0	1.2

(36)

Nonaccrual Financing Receivables

The following table provides further information about Commercial financing receivables that are classified as nonaccrual. Of our $5,378 million and $5,463 million of nonaccrual financing receivables at June 30, 2011 and December 31, 2010, respectively, $1,397 million and $1,016 million are currently paying in accordance with their contractual terms, respectively.

Commercial	Nonaccrual financing receivables at		Nonearning financing receivables at
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2011	2010	2011	2010

CLL
Americas	$2,765	$3,206	$2,060	$2,571
Europe	1,765	1,415	1,156	1,241
Asia	465	616	266	406
Other	18	9	6	8
Total CLL	5,013	5,246	3,488	4,226

Energy Financial Services	140	78	136	62

GECAS	64	–	64	–

Other	161	139	87	102
Total	$5,378	$5,463	$3,775	$4,390

Allowance for losses percentage	34.3%	37.4%	48.9%	46.6%

(37)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Commercial.

Commercial(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment in	investment	principal	Associated	investment in
(In millions)	in loans	balance	loans	in loans	balance	allowance	loans

June, 30, 2011

CLL
Americas	$2,247	$2,322	$2,123	$1,312	$1,353	$445	$1,514
Europe	1,157	884	987	616	419	280	573
Asia	105	96	109	189	151	94	258
Other	12	12	4	–	–	–	–
Total CLL	3,521	3,314	3,223	2,117	1,923	819	2,345
Energy Financial Services	4	4	31	136	136	20	95
GECAS	78	78	60	16	15	–	17
Other	73	73	69	108	109	43	109
Total	$3,676	$3,469	$3,383	$2,377	$2,183	$882	$2,566

December 31, 2010

CLL
Americas	$2,030	$2,127	$1,547	$1,699	$1,744	$589	$1,754
Europe	802	674	629	566	566	267	563
Asia	119	117	117	338	303	132	334
Other	–	–	9	–	–	–	–
Total CLL	2,951	2,918	2,302	2,603	2,613	988	2,651
Energy Financial Services	54	61	76	24	24	6	70
GECAS	24	24	50	–	–	–	31
Other	58	57	30	106	99	37	82
Total	$3,087	$3,060	$2,458	$2,733	$2,736	$1,031	$2,834

(a)
We recognized $85 million, $88 million and $20 million of interest income for the six months ended June 30, 2011, the year ended December 31, 2010 and the six months ended June 30, 2010, respectively, principally on a cash basis. A substantial majority of this amount was related to income recognized in our CLL Americas business. The total average investment in impaired loans for the six months ended June 30, 2010, was $5,008 million.

(38)

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

(39)

Commercial	Secured
(In millions)	A	B	C	Total

June 30, 2011

CLL
Americas	$72,038	$3,103	$4,473	$79,614
Europe	34,061	995	1,416	36,472
Asia	10,665	146	761	11,572
Other	2,386	2	101	2,489
Total CLL	119,150	4,246	6,751	130,147

Energy Financial Services	6,006	119	18	6,143

GECAS	11,225	504	223	11,952

Other	1,517	–	–	1,517
Total	$137,898	$4,869	$6,992	$149,759

December 31, 2010

CLL
Americas	$76,977	$4,103	$5,516	$86,596
Europe	33,642	840	1,262	35,744
Asia	10,777	199	766	11,742
Other	2,506	66	54	2,626
Total CLL	123,902	5,208	7,598	136,708

Energy Financial Services	6,775	183	53	7,011

GECAS	11,034	1,193	388	12,615

Other	1,788	–	–	1,788
Total	$143,499	$6,584	$8,039	$158,122

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

Substantially all of our unsecured Commercial financing receivables portfolio is attributable to our Interbanca S.p.A. and GE Sanyo Credit acquisitions in Europe and Asia, respectively. At June 30, 2011 and December 31, 2010, these financing receivables included $203 million and $208 million rated A, $767 million and $964 million rated B, and $642 million and $783 million rated C, respectively.

(40)

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

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Real Estate financing receivables.

Real Estate	Financing receivables at
	June 30,	December 31,
(In millions)	2011	2010

Debt	$27,750	$30,249
Business Properties	9,057	9,962

Total Real Estate financing receivables, before allowance for losses	$36,807	$40,211

Non-impaired financing receivables	$26,788	$30,394
General reserves	284	338

Impaired loans	10,019	9,817
Specific reserves	992	1,150

Past Due Financing Receivables

The following table displays payment performance of Real Estate financing receivables.

Real Estate	June 30, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due	past due	past due

Debt	4.1%	3.4%	4.3%	4.1%
Business Properties	4.1	3.6	4.6	3.9
Total	4.1	3.5	4.4	4.0

Nonaccrual Financing Receivables

The following table provides further information about Real Estate financing receivables that are classified as nonaccrual. Of our $9,885 million and $9,719 million of nonaccrual financing receivables at June 30, 2011 and December 31, 2010, respectively, $8,361 million and $7,888 million are currently paying in accordance with their contractual terms, respectively.

Real Estate	Nonaccrual financing receivables at		Nonearning financing receivables at
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Debt	$9,205	$9,039	$680	$961
Business Properties	680	680	323	386
Total	$9,885	$9,719	$1,003	$1,347

Allowance for losses percentage	12.9%	15.3%	127.2%	110.5%

(41)

Impaired Loans

The following table provides information about loans classified as impaired and specific reserves related to Real Estate.

Real Estate(a)	With no specific allowance			With a specific allowance
	Recorded	Unpaid	Average	Recorded	Unpaid		Average
	investment	principal	investment	investment	principal	Associated	investment
(In millions)	in loans	balance	in loans	in loans	balance	allowance	in loans

June 30, 2011

Debt	$3,959	$4,054	$3,508	$5,379	$5,460	$855	$5,898
Business Properties	206	207	202	475	475	137	488
Total	$4,165	$4,261	$3,710	$5,854	$5,935	$992	$6,386

December 31, 2010

Debt	$2,814	$2,873	$1,598	$6,323	$6,498	$1,007	$6,116
Business Properties	191	213	141	489	476	143	382
Total	$3,005	$3,086	$1,739	$6,812	$6,974	$1,150	$6,498

(a)
We recognized $207 million, $189 million and $128 million of interest income for the six months ended June 30, 2011, the year ended December 31, 2010 and the six months ended June 30, 2010, respectively, principally on a cash basis. A substantial majority of this amount was related to our Real Estate-Debt portfolio. The total average investment in impaired loans for the six months ended June 30, 2010 was $7,426 million.

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

	June 30, 2011			December 31, 2010
	Loan-to-value ratio			Loan-to-value ratio
	Less than	80% to	Greater than	Less than	80% to	Greater than
(In millions)	80%	95%	95%	80%	95%	95%

Debt	$14,820	$6,190	$6,740	$12,362	$9,392	$8,495

	June 30, 2011			December 31, 2010
	Internal Risk Rating			Internal Risk Rating
(In millions)	A	B	C	A	B	C

Business Properties	$8,250	$267	$540	$8,746	$437	$779

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

(42)

CONSUMER

Our Consumer portfolio is largely non-U.S. and primarily comprises residential mortgage, sales finance, and auto and personal loans in various European and Asian countries. At June 30, 2011, our U.S. consumer financing receivables included private-label credit card and sales financing for approximately 50 million customers across the U.S. with no metropolitan area accounting for more than 6% of the portfolio. Of the total U.S. consumer financing receivables, approximately 63% relate to credit card loans, which are often subject to profit and loss sharing arrangements with the retailer (which are recorded in revenues), and the remaining 37% are sales finance receivables, which provide financing to customers in areas such as electronics, recreation, medical and home improvement.

Financing Receivables and Allowance for Losses

The following table provides further information about general and specific reserves related to Consumer financing receivables.

Consumer	Financing receivables at
	June 30,	December 31,
(In millions)	2011	2010

Non-U.S. residential mortgages	$40,731	$40,011
Non-U.S. installment and revolving credit	21,047	20,132
U.S. installment and revolving credit	42,178	43,974
Non-U.S. auto	7,141	7,558
Other	8,528	8,304
Total Consumer financing receivables, before allowance for losses	$119,625	$119,979

Non-impaired financing receivables	$116,855	$117,431
General reserves	3,359	3,945

Impaired loans	2,770	2,548
Specific reserves	572	555

Past Due Financing Receivables

The following table displays payment performance of Consumer financing receivables.

Consumer	June 30, 2011		December 31, 2010
	Over 30 days	Over 90 days	Over 30 days	Over 90 days
	past due	past due(a)	past due	past due(a)

Non-U.S. residential mortgages	13.6%	8.8%	13.7%	8.8%
Non-U.S. installment and revolving credit	4.7	1.3	4.5	1.3
U.S. installment and revolving credit	4.7	2.0	6.2	2.8
Non-U.S. auto	3.4	0.5	3.3	0.6
Other	4.0	2.2	4.2	2.3
Total	7.6	4.1	8.1	4.4

(a)	Included $57 million and $65 million of loans at June 30, 2011 and December 31, 2010, respectively, which are over 90 days past due and accruing interest.

(43)

Nonaccrual Financing Receivables

The following table provides further information about Consumer financing receivables that are classified as nonaccrual.

Consumer	Nonaccrual financing receivables at		Nonearning financing receivables at
	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2011	2010	2011	2010

Non-U.S. residential mortgages	$3,979	$3,986	$3,804	$3,738
Non-U.S. installment and revolving credit	309	302	308	289
U.S. installment and revolving credit	790	1,201	790	1,201
Non-U.S. auto	39	46	39	46
Other	549	600	490	478
Total	$5,666	$6,135	$5,431	$5,752

Allowance for losses percentage	69.4%	73.3%	72.4%	78.2%

Impaired Loans

The vast majority of our Consumer nonaccrual financing receivables are smaller balance homogeneous loans evaluated collectively, by portfolio, for impairment and therefore are outside the scope of the disclosure requirement for impaired loans. Accordingly, impaired loans in our Consumer business represent restructured smaller balance homogeneous loans meeting the definition of a TDR, and therefore subject to the disclosure requirement for impaired loans, and commercial loans in our Consumer–Other portfolio. The recorded investment of these impaired loans totaled $2,770 million (with an unpaid principal balance of $2,465 million) and comprised $122 million with no specific allowance, primarily all in our Consumer–Other portfolio, and $2,648 million with a specific allowance of $572 million at June 30, 2011. The impaired loans with a specific allowance included $419 million with a specific allowance of $94 million in our Consumer–Other portfolio and $2,229 million with a specific allowance of $478 million across the remaining Consumer business and had an unpaid principal balance and average investment of $1,975 million and $2,126 million, respectively, at June 30, 2011. We recognized $54 million, $114 million and $55 million of interest income for the six months ended June 30, 2011, the year ended December 31, 2010 and the six months ended June 30, 2010, respectively, principally on a cash basis. A substantial majority of this amount related to income recognized in our Consumer–U.S. installment and revolving credit portfolio. The total average investment in impaired loans for the six months ended June 30, 2010 was $1,726 million.

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

	June 30, 2011			December 31, 2010
	Loan-to-value ratio			Loan-to-value ratio
	80% or	Greater than	Greater than	80% or	Greater than	Greater than
(In millions)	less	80% to 90%	90%	less	80% to 90%	90%

Non-U.S. residential mortgages	$23,091	$6,944	$10,696	$22,403	$7,023	$10,585

(44)

The majority of these financing receivables are in our U.K. and France portfolios and have re-indexed loan-to-value ratios of 86% and 57%, respectively. We have third-party mortgage insurance for approximately 67% of the balance of Consumer non-U.S. residential mortgage loans with loan-to-value ratios greater than 90% at June 30, 2011. Such loans were primarily originated in the U.K. and France.

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

	Internal ratings translated to approximate credit bureau equivalent score
	June 30, 2011			December 31, 2010
	681 or	615 to	614 or	681 or	615 to	614 or
(In millions)	higher	680	less	higher	680	less

Non-U.S. installment and
revolving credit	$11,367	$5,495	$4,185	$10,192	$5,749	$4,191
U.S. installment and
revolving credit	25,525	8,686	7,967	25,940	8,846	9,188
Non-U.S. auto	4,823	1,440	878	5,379	1,330	849

Of those financing receivable accounts with credit bureau equivalent scores of 614 or less at June 30, 2011, 93% and 7% relate to installment and revolving credit accounts and non-U.S. auto accounts, respectively. These smaller balance accounts have an average outstanding balance less than one thousand U.S. dollars and are primarily concentrated in our retail card and sales finance receivables in the U.S. (which are often subject to profit and loss sharing arrangements), and closed-end loans outside the U.S., which minimizes the potential for loss in the event of default. For lower credit scores, we adequately price for the incremental risk at origination and monitor credit migration through our risk ratings process. We continuously adjust our credit line underwriting management and collection strategies based on customer behavior and risk profile changes.

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

At June 30, 2011, Consumer – Other financing receivables of $6,568 million, $742 million and $1,218 million were rated A, B, and C, respectively. At December 31, 2010, Consumer – Other financing receivables of $6,415 million, $822 million and $1,067 million were rated A, B, and C, respectively.

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

(45)

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

(46)

		Consolidated Securitization Entities (a)

		Credit			Trade
(In millions)	Trinity(b)	Cards(c)	Equipment(d)	Real Estate	Receivables	Other(d)	Total

June 30, 2011
Assets(e)
Financing receivables, net	$–	$17,350	$10,177	$3,943	$2,616	$3,098	$37,184
Investment securities	4,927	–	–	–	–	1,033	5,960
Other assets	206	17	230	203	14	2,112	2,782
Total	$5,133	$17,367	$10,407	$4,146	$2,630	$6,243	$45,926

Liabilities(e)
Borrowings	$–	$–	$150	$27	$–	$888	$1,065
Non-recourse borrowings	–	12,826	7,923	4,026	2,648	1,133	28,556
Other liabilities	5,040	74	58	–	159	846	6,177
Total	$5,040	$12,900	$8,131	$4,053	$2,807	$2,867	$35,798

December 31, 2010
Assets(e)
Financing receivables, net	$–	$20,570	$9,431	$4,233	$1,882	$3,356	$39,472
Investment securities	5,706	–	–	–	–	964	6,670
Other assets	283	17	234	209	99	2,198	3,040
Total	$5,989	$20,587	$9,665	$4,442	$1,981	$6,518	$49,182

Liabilities(e)
Borrowings	$–	$–	$184	$25	$–	$925	$1,134
Non-recourse borrowings	–	12,824	8,091	4,294	2,970	1,265	29,444
Other liabilities	5,690	132	8	4	–	825	6,659
Total	$5,690	$12,956	$8,283	$4,323	$2,970	$3,015	$37,237

(a)
Includes entities consolidated on January 1, 2010 by the initial application of ASU 2009-16 & 17. On January 1, 2010, we consolidated financing receivables of $39,463 million and investment securities of $1,015 million and non-recourse borrowings of $36,112 million. At June 30, 2011, financing receivables of $29,442 million and non-recourse borrowings of $23,753 million remained outstanding in respect of those entities.

(b)	Contractual credit and liquidity support provided to those entities was $1,293 million at June 30, 2011 and $1,508 million at December 31, 2010.

(c)
In February 2011, the capital structure of one of our consolidated credit card securitization entities changed and it is now consolidated under the voting interest model and accordingly is no longer reported in the table above. The entity’s assets and liabilities at December 31, 2010 were $2,875 million and $525 million, respectively.

(d)
In certain transactions entered into prior to December 31, 2004, we provided contractual credit and liquidity support to third parties who funded the purchase of securitized or participated interests in assets. We have not entered into additional arrangements since that date. Liquidity and credit support was $907 million at June 30, 2011 and $936 million at December 31, 2010.

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

Revenues from services from our consolidated VIEs were $1,442 million and $1,785 million in the three months ended June 30, 2011 and 2010, respectively, and $2,982 million and $3,674 million in the six months ended June 30, 2011 and 2010, respectively. Related expenses consisted primarily of provisions for losses of $188 million and $279 million in the three months ended June 30, 2011 and 2010, respectively, and $550 million and $747 million in the six months ended June 30, 2011 and 2010, respectively, and interest of $151 million and $205 million in the three months ended June 30, 2011 and 2010, respectively, and $307 million and $415 million in the six months ended June 30, 2011 and 2010, respectively. These amounts do not include intercompany revenues and costs, principally fees and interest between GECS and the VIEs, which are eliminated in consolidation.

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

(47)

The largest unconsolidated VIE with which we are involved is Penske Truck Leasing (PTL), a joint venture and limited partnership formed in 1988 between Penske Truck Leasing Corporation (PTLC) and GE. PTLC is the sole general partner of PTL and an indirect wholly-owned subsidiary of Penske Corporation. PTL is engaged in truck leasing and support services, including full-service leasing, dedicated logistics support and contract maintenance programs, as well as rental operations serving commercial and consumer customers. At June 30, 2011, our investment of $6,595 million primarily comprised a 49.9% partnership interest of $837 million and loans and advances of $5,720 million. GECC continues to provide loans under long-term revolving credit and letter of credit facilities to PTL.

Other significant exposures to unconsolidated VIEs at June 30, 2011 include investments in real estate entities ($2,102 million), which generally consist of passive limited partnership investments in tax-advantaged, multi-family real estate and investments in various European real estate entities; debt investment fund ($2,522 million); and exposures to joint ventures that purchase factored receivables ($2,553 million). Substantially all of our other unconsolidated entities consist of passive investments in various asset-backed financing entities.

The classification of our variable interests in these entities in our financial statements is based on the nature of the entity and the type of investment we hold. Variable interests in partnerships and corporate entities are classified as either equity method or cost method investments. In the ordinary course of business, we also make investments in entities in which we are not the primary beneficiary but may hold a variable interest such as limited partner interests or mezzanine debt investments. These investments are classified in two captions in our financial statements: “Other assets” for investments accounted for under the equity method, and “Financing receivables – net” for debt financing provided to these entities. Our investments in unconsolidated VIEs at June 30, 2011 and December 31, 2010 follow.

	At
	June 30, 2011			December 31, 2010
(In millions)	PTL	All other	Total	PTL	All other	Total

Other assets and investment
securities	$6,595	$5,275	$11,870	$5,790	$4,580	$10,370
Financing receivables – net	–	2,085	2,085	–	2,240	2,240
Total investments	6,595	7,360	13,955	5,790	6,820	12,610
Contractual obligations to fund
investments or guarantees	600	2,872	3,472	600	1,981	2,581
Revolving lines of credit	1,685	148	1,833	2,431	–	2,431
Total	$8,880	$10,380	$19,260	$8,821	$8,801	$17,622

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

(48)

Overview

Revenues for the second quarter of 2011 were $12.4 billion, a $0.2 billion (1%) decrease from the second quarter of 2010. Revenues included $0.1 billion from acquisitions and were reduced by $0.4 billion as a result of dispositions. Revenues for the quarter also increased as a result of the weaker U.S. dollar and higher gains and investment income, partially offset by reduced revenues from lower asset balances. Earnings were $1.6 billion, up from $0.7 billion in the second quarter of 2010.

Revenues for the first six months of 2011 were $25.5 billion, a $0.2 billion (1%) increase from the first six months of 2010. Revenues included $0.1 billion from acquisitions and were reduced by $0.8 billion as a result of dispositions. Revenues for the first six months of 2011 increased as a result of organic revenue growth including the gain on sale of a substantial portion of our Garanti Bank equity investment (Garanti Bank transaction), the weaker U.S. dollar and higher gains and investment income, partially offset by reduced revenues from lower asset balances. Organic revenue excludes the effects of acquisitions, business dispositions (other than dispositions of businesses acquired for investment) and currency exchange rates. Earnings were $3.4 billion, up from $1.2 billion in the first six months of 2010.

Overall, acquisitions contributed $0.1 billion and had no effect to total revenues in the second quarters of 2011 and 2010, respectively. Our earnings in the second quarters of 2011 and 2010 included an insignificant amount and had no effect from acquired businesses, respectively. We integrate acquisitions as quickly as possible. Only revenues and earnings from the date we complete the acquisition through the end of the fourth following quarter are attributed to such businesses. Dispositions also affected our operations through lower revenues of $0.3 billion and $0.1 billion in the second quarters of 2011 and 2010, respectively. The effects of dispositions on earnings were an insignificant amount and an increase of $0.1 billion in the second quarters of 2011 and 2010, respectively.

Overall, acquisitions contributed $0.1 billion and had no effect to total revenues in the first six months of 2011 and 2010, respectively. Our earnings in the first six months of 2011 and 2010 included an insignificant amount and had no effect from acquired businesses, respectively. Dispositions also affected our operations through lower revenues of $0.8 billion and $1.1 billion in the first six months of 2011 and 2010, respectively. The effects of dispositions on earnings were an insignificant amount in both the first six months of 2011 and 2010.

We recorded an adjustment in discontinued operations of $0.2 billion and $0.6 billion in the second quarter and the first six months of 2010, respectively, of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan. Additional information about the disposition of GE Money Japan is provided in Note 2 to the condensed, consolidated financial statements.

During the first six months of 2011, GE Capital provided approximately $50 billion of new financings in the U.S. to various companies, infrastructure projects and municipalities. Additionally, we extended approximately $40 billion of credit to approximately 50 million U.S. consumers. GE Capital provided credit to approximately 6,600 new commercial customers and 19,900 new small businesses in the U.S. during the first six months of 2011 and ended the period with outstanding credit to more than 293,000 commercial customers and 187,000 small businesses through retail programs in the U.S.

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

(49)

The provision for income taxes was an expense of $0.3 billion for the second quarter of 2011 (an effective tax rate of 17.6%), compared with $0.1 billion benefit for the second quarter of 2010 (a negative effective tax rate of 20.3%). The second quarter 2010 tax benefit when compared to the second quarter 2010 pre-tax income results in a negative rate for that period. The tax expense increased in the second quarter 2011 by $0.5 billion primarily from the $1.4 billion increase in pre-tax income earned principally in higher tax jurisdictions.

The provision for income taxes was an expense of $0.8 billion for the first six months of 2011 (an effective tax rate of 18.5%), compared with $0.5 billion benefit for the first six months of 2010 (a negative effective tax rate of 63.4%). The first six months of 2010 tax benefit when compared to the first six months of 2010 pre-tax income results in a negative rate for that period. The tax expense increased in the first six months of 2011 by $1.2 billion primarily from the $3.4 billion increase in pre-tax income earned principally in higher tax jurisdictions.

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

(50)

CLL

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Revenues	$4,666	$4,506	$9,274	$9,100

Segment profit	$701	$312	$1,255	$544

		At
		June 30,	December 31,	June 30,
(In millions)		2011	2010	2010

Total assets		$198,223	$202,650	$202,386

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Revenues
Americas	$2,552	$2,440	$5,097	$4,856
Europe	1,009	1,027	1,974	2,131
Asia	542	522	1,101	1,059
Other	563	517	1,102	1,054

Segment profit
Americas	$530	$269	$979	$518
Europe	124	89	215	170
Asia	39	68	72	86
Other	8	(114)	(11)	(230)

		At
		June 30,	December 31,	June 30,
(In millions)		2011	2010	2010

Total assets
Americas		$109,759	$114,685	$119,101
Europe		50,074	50,026	45,592
Asia		18,148	18,269	17,671
Other		20,242	19,670	20,022

CLL revenues increased 4% and net earnings were favorable in the second quarter of 2011. Revenues for the quarter increased as a result of the weaker U.S. dollar ($0.2 billion) and higher gains and investment income ($0.2 billion), partially offset by organic revenue declines ($0.3 billion). Net earnings increased in the second quarter of 2011, reflecting lower provisions for losses on financing receivables ($0.2 billion), higher gains and investment income ($0.1 billion) and lower impairments ($0.1 billion).

CLL revenues increased 2% and net earnings were favorable in the first six months of 2011. Revenues increased as a result of higher gains and investment income ($0.4 billion) and the weaker U.S. dollar ($0.2 billion), partially offset by organic revenue declines ($0.5 billion). Net earnings increased in the first six months of 2011, reflecting lower provisions for losses on financing receivables ($0.3 billion), higher gains and investment income ($0.2 billion) and lower impairments ($0.1 billion).

(51)

Consumer

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Revenues	$4,176	$4,317	$9,003	$8,743

Segment profit	$1,020	$649	$2,239	$1,204

		At
		June 30,	December 31,	June 30,
(In millions)		2011	2010	2010

Total assets		$146,052	$147,327	$141,187

Consumer revenues decreased 3% and net earnings increased 57% in the second quarter of 2011. Revenues included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the second quarter decreased $0.1 billion as a result of organic revenue declines ($0.5 billion), partially offset by the weaker U.S. dollar ($0.2 billion) and higher gains ($0.1 billion). The increase in net earnings resulted primarily from lower provisions for losses on financing receivables ($0.4 billion), partially offset by lower Garanti results ($0.1 billion).

Consumer revenues increased 3% and net earnings increased 86% in the first six months of 2011. Revenues included $0.1 billion from acquisitions and were reduced by $0.1 billion as a result of dispositions. Revenues for the first six months increased $0.3 billion as a result of the gain on the Garanti Bank transaction ($0.7 billion), the weaker U.S. dollar ($0.2 billion) and higher gains ($0.1 billion), partially offset by organic revenue declines ($0.7 billion). The increase in net earnings resulted primarily from lower provisions for losses on financing receivables ($0.8 billion) and the gain on the Garanti Bank transaction ($0.3 billion), partially offset by lower Garanti results ($0.1 billion).

Real Estate

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Revenues	$992	$991	$1,899	$1,935

Segment profit	$(335)	$(524)	$(693)	$(927)

		At
		June 30,	December 31,	June 30,
(In millions)		2011	2010	2010

Total assets		$67,660	$72,630	$76,597

Real Estate revenues were flat and net earnings increased 36% in the second quarter of 2011. Real Estate net earnings increased as a decrease in provisions for losses on financing receivables ($0.2 billion) and lower impairments ($0.1 billion) were partially offset by core declines ($0.2 billion). Depreciation expense on real estate equity investments totaled $0.2 billion and $0.3 billion in the second quarters of 2011 and 2010, respectively.

Real Estate revenues decreased 2% and net earnings increased 25% in the first six months of 2011. Revenues decreased as a result of organic revenue declines. Real Estate net earnings increased compared with the first six months of 2010, as a decrease in provisions for losses on financing receivables ($0.3 billion) and lower impairments ($0.2 billion) were partially offset by core declines ($0.3 billion). Depreciation expense on real estate equity investments totaled $0.5 billion in both the first six months of 2011 and 2010.

(52)

Energy Financial Services

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Revenues	$365	$595	$710	$1,386

Segment profit	$139	$126	$251	$279

		At
		June 30,	December 31,	June 30,
(In millions)		2011	2010	2010

Total assets		$18,092	$19,549	$20,489

Energy Financial Services revenues decreased 39% and net earnings increased 10% in the second quarter of 2011. Revenues decreased primarily as a result of the deconsolidation of Regency ($0.3 billion) and organic revenue declines, partially offset by higher gains ($0.1 billion). The increase in net earnings resulted primarily from higher gains ($0.1 billion), partially offset by the deconsolidation of Regency ($0.1 billion).

Energy Financial Services revenues decreased 49% and net earnings decreased 10% in the first six months of 2011. Revenues decreased primarily as a result of the deconsolidation of Regency ($0.7 billion) and organic revenue declines ($0.2 billion), primarily from an asset sale in 2010 by an investee. These decreases were partially offset by higher gains ($0.2 billion). The decrease in net earnings resulted primarily from core decreases ($0.1 billion), primarily from an asset sale in 2010 by an investee and the deconsolidation of Regency ($0.1 billion), partially offset by higher gains ($0.2 billion).

GECAS

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Revenues	$1,327	$1,259	$2,652	$2,498

Segment profit	$321	$288	$627	$605

		At
		June 30,	December 31,	June 30,
(In millions)		2011	2010	2010

Total assets		$48,822	$49,106	$48,555

GECAS revenues increased 5% and net earnings increased 11% in the second quarter of 2011. Revenues for the quarter increased compared with the second quarter of 2010 as a result of organic revenue growth ($0.1 billion).

GECAS revenues increased 6% and net earnings increased 4% in the first six months of 2011. Revenues for the first six months increased compared with the first six months of 2010 as a result of organic revenue growth ($0.2 billion).

(53)

Corporate Items and Eliminations

GECS Corporate Items and Eliminations include unallocated Treasury operation expenses for the second quarter of 2011 of $0.1 billion and earnings for the second quarter of 2010 of $0.1 billion. GECS Corporate Items and Eliminations include unallocated Treasury operations expense for the six months ended June 30, 2011 and 2010, respectively, of $0.1 billion and an insignificant amount. These Treasury results were primarily related to derivative activities that reduce or eliminate interest rate, currency or market risk between financial assets and liabilities.

GECS Corporate Items and Eliminations include an insignificant amount and $0.1 billion of unallocated Tax benefits to adjust the second quarter and six months ended June 30, 2011 tax rate to the expected full year tax rate, respectively. There were no unallocated Tax benefits to adjust the second quarter and six months ended June 30, 2010.

Certain amounts included in GECS Corporate Items and Eliminations are not allocated to the five operating businesses within the GE Capital segment because they are excluded from the measurement of their operating performance for internal purposes. Unallocated costs included an insignificant amount and $0.1 billion in the second quarters ended June 30, 2011 and 2010, respectively, and $0.1 billion in both the six months ended June 30, 2011 and 2010, primarily related to restructuring and other charges.

Discontinued Operations

	Three months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010

Earnings (loss) from discontinued operations,
net of taxes	$217	$(100)	$274	$(450)

Discontinued operations primarily comprised BAC Credomatic GECF Inc. (BAC) (our Central American bank and card business), GE Money Japan (our Japanese personal loan business, Lake, and our Japanese mortgage and card businesses, excluding our investment in GE Nissen Credit Co., Ltd.), our U.S. mortgage business (WMC), our U.S. recreational vehicle and marine equipment financing business (Consumer RV Marine), Consumer Mexico, Consumer Singapore and our Consumer home lending operations in Australia and New Zealand (Australian Home Lending). Results of these businesses are reported as discontinued operations for all periods presented.

Earnings from discontinued operations, net of taxes, for the second quarter and the first six months of 2011, primarily reflected a $0.3 billion gain related to the sale of Consumer Singapore, partially offset by the estimated loss on the sale of Australian Home Lending.

Loss from discontinued operations, net of taxes, for the second quarter and the first six months of 2010, primarily reflected $0.2 billion and $0.6 billion, respectively, of incremental reserves for excess interest claims related to our loss-sharing arrangement on the 2008 disposal of GE Money Japan.

For additional information related to discontinued operations, see Note 2 to the condensed, consolidated financial statements.

(54)

B. Statement of Financial Position

Overview of Financial Position

Major changes in our financial position for the six months ended June 30, 2011 resulted from the following:

•	Repayments exceeded new issuances of total borrowings by $21.1 billion and collections on financing receivables exceeded originations by $16.8 billion;

•	Proceeds from sales of businesses, including the sale of a significant portion of our investment in Garanti Bank were $10.2 billion; and

•	The U.S. dollar was weaker at June 30, 2011 than at December 31, 2010, increasing the translated levels of our non-U.S. dollar assets and liabilities.

Our assets were $605.6 billion at June 30, 2011, a $3.0 billion decrease from December 31, 2010, and reflect a reduction of net financing receivables of $11.5 billion, primarily through collections exceeding originations ($16.8 billion) and net write-offs ($3.0 billion), partially offset by the weaker U.S. dollar.

Our liabilities decreased $9.2 billion from December 31, 2010 to $529.3 billion at June 30, 2011, and reflect a $21.1 billion net reduction in borrowings, primarily in long-term borrowings and commercial paper, consistent with our overall reduction in assets, partially offset by the effects of the weaker U.S. dollar.

Cash Flows

Our cash and equivalents were $78.0 billion at June 30, 2011, compared with $59.8 billion at June 30, 2010. Our cash from operating activities totaled $9.7 billion for the six months ended June 30, 2011, compared with cash from operating activities of $9.9 billion for the same period of 2010. This was primarily due to an increase in accounts payable due to higher volume at CLL.

Consistent with our plan to reduce our asset levels, cash from investing activities was $25.2 billion during the six months ended June 30, 2011, resulting from a $16.8 billion reduction in financing receivables, due to collections exceeding originations and $0.8 billion from recoveries of financing receivables previously written off. We received proceeds of $4.4 billion from the sale of our equity method investments in Garanti Bank ($3.8 billion) and Banco Colpatria ($0.6 billion). Additionally, we received proceeds of $6.4 billion from sales of our Consumer businesses in Mexico ($1.9 billion), Canada ($1.4 billion) and Singapore ($0.7 billion), Consumer RV Marine ($1.8 billion) and our Interpark business in Real Estate ($0.7 billion). These increases are partially offset by an increase in equipment purchases mainly at our GECAS business.

GECS cash used for financing activities for the six months ended June 30, 2011 of $19.5 billion related primarily to a $21.1 billion reduction in total borrowings, consisting primarily of reductions in long-term borrowings and commercial paper, partially offset by an increase in deposits at our consumer banks.

Fair Value Measurements

See Note 1 to our 2010 consolidated financial statements for disclosures related to our methodology for fair value measurements. Additional information about fair value measurements is provided in Note 10 to the condensed, consolidated financial statements.

At June 30, 2011, the aggregate amount of investments that are measured at fair value through earnings totaled $5.3 billion and consisted primarily of various assets held for sale in the ordinary course of business, as well as equity investments.

(55)

C. Financial Services Portfolio Quality

Investment securities comprise mainly investment grade debt securities supporting obligations to annuitants, policyholders and holders of guaranteed investment contracts (GICs) in our run-off insurance operations and Trinity, and investment securities at our treasury operations. The fair value of investment securities increased to $45.3 billion at June 30, 2011 from $43.9 billion at December 31, 2010. Of the amount at June 30, 2011, we held debt securities with an estimated fair value of $43.7 billion, which included corporate debt securities, asset-backed securities (ABS), residential mortgage-backed securities (RMBS) and commercial mortgage-backed securities (CMBS) with estimated fair values of $25.4 billion, $3.7 billion, $2.7 billion and $2.9 billion, respectively. Unrealized losses on debt securities were $1.2 billion and $1.6 billion at June 30, 2011 and December 31, 2010, respectively. This amount included unrealized losses on corporate debt securities, ABS, RMBS and CMBS of $0.2 billion, $0.1 billion, $0.3 billion and $0.2 billion, respectively, at June 30, 2011, as compared with $0.4 billion, $0.2 billion, $0.4 billion and $0.2 billion, respectively, at December 31, 2010.

We regularly review investment securities for impairment using both qualitative and quantitative criteria. We presently do not intend to sell the vast majority of our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. We believe that the unrealized loss associated with our equity securities will be recovered within the foreseeable future.

Our RMBS portfolio is collateralized primarily by pools of individual, direct mortgage loans (a majority of which were originated in 2006 and 2005), not other structured products such as collateralized debt obligations. Substantially all of our RMBS securities are in a senior position in the capital structure of the deals and more than 70% are agency bonds or insured by Monoline insurers (on which we continue to place reliance). Of our total RMBS portfolio at June 30, 2011 and December 31, 2010, approximately $0.6 billion and $0.7 billion, respectively, relate to residential subprime credit, primarily supporting our guaranteed investment contracts. A majority of exposure to residential subprime credit related to investment securities backed by mortgage loans originated in 2006 and 2005. Substantially all of the subprime RMBS were investment grade at the time of purchase and approximately 71% have been subsequently downgraded to below investment grade.

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

Our asset-backed securities (ABS) portfolio is collateralized by a variety of diversified pools of assets such as student loans and credit cards, as well as large senior secured loans of high-quality, middle-market companies in a variety of industries. The vast majority of our ABS are in a senior position in the capital structure of the deals. In addition, substantially all of the securities that are below investment grade are in an unrealized gain position.

For ABS and RMBS, we estimate the portion of loss attributable to credit using a discounted cash flow model that considers estimates of cash flows generated from the underlying collateral. Estimates of cash flows consider internal credit risk, interest rate and prepayment assumptions that incorporate management’s best estimate of key assumptions, including default rates, loss severity and prepayment rates. For CMBS, we estimate the portion of loss attributable to credit by evaluating potential losses on each of the underlying loans in the security. Collateral cash flows are considered in the context of our position in the capital structure of the deals. Assumptions can vary widely depending upon the collateral type, geographic concentrations and vintage.

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

(56)

Monolines provide credit enhancement for certain of our investment securities, primarily RMBS and municipal securities. The credit enhancement is a feature of each specific security that guarantees the payment of all contractual cash flows, and is not purchased separately by GE. The Monoline industry continues to experience financial stress from increasing delinquencies and defaults on the individual loans underlying insured securities. We continue to rely on Monolines with adequate capital and claims paying resources. We have reduced our reliance on Monolines that do not have adequate capital or have experienced regulator intervention. At June 30, 2011, our investment securities insured by Monolines on which we continue to place reliance were $1.7 billion, including $0.3 billion of our $0.6 billion investment in subprime RMBS. At June 30, 2011, the unrealized loss associated with securities subject to Monoline credit enhancement for which there is an expected credit loss was $0.2 billion.

Total other-than-temporary impairment losses during the second quarter of 2011 were $0.1 billion which was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, non-U.S. government securities and RMBS.

Total other-than-temporary impairment losses during the six months ended June 30, 2011 were $0.2 billion, of which $0.1 billion was recognized in earnings and primarily relates to credit losses on non-U.S. corporate securities, retained interests, non-U.S. government securities and RMBS.

Our qualitative review attempts to identify issuers’ securities that are “at-risk” of other-than-temporary impairment, that is, for securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of our amortized cost, whether there is a possibility of credit loss that would result in an other-than-temporary impairment recognition in the following 12 months. Securities we have identified as “at-risk” primarily relate to investments in RMBS securities and non-U.S. corporate debt securities across a broad range of industries. The amount of associated unrealized loss on these securities at June 30, 2011, is $0.5 billion. Credit losses that would be recognized in earnings are calculated when we determine the security to be other-than-temporarily impaired. Uncertainty in the capital markets may cause increased levels of other-than-temporary impairments.

At June 30, 2011, unrealized losses on investment securities totaled $1.3 billion, including $1.0 billion aged 12 months or longer, compared with unrealized losses of $1.6 billion, including $1.3 billion aged 12 months or longer, at December 31, 2010. Of the amount aged 12 months or longer at June 30, 2011, approximately 70% of our debt securities were considered to be investment grade by the major rating agencies. In addition, of the amount aged 12 months or longer, $0.5 billion and $0.2 billion related to structured securities (mortgage-backed, asset-backed and securitization retained interests) and corporate debt securities, respectively. With respect to our investment securities that are in an unrealized loss position at June 30, 2011, the vast majority relate to debt securities held to support obligations to holders of GICs and annuitants and policyholders in our run-off insurance operations. We presently do not intend to sell the vast majority of our debt securities and believe that it is not more likely than not that we will be required to sell these securities that are in an unrealized loss position before recovery of our amortized cost. For additional information, see Note 3 to the condensed, consolidated financial statements.

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

(57)

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

(58)

	Financing receivables at		Nonearning receivables at		Allowance for losses at
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(In millions)	2011	2010	2011	2010	2011	2010

Commercial
CLL
Americas	$79,614	$86,596	$2,060	$2,571	$1,123	$1,287
Europe	37,897	37,498	1,156	1,241	433	429
Asia	11,759	11,943	266	406	180	222
Other	2,489	2,626	6	8	7	7
Total CLL	131,759	138,663	3,488	4,226	1,743	1,945

Energy
Financial
Services	6,143	7,011	136	62	35	22

GECAS	11,952	12,615	64	–	15	20

Other	1,517	1,788	87	102	54	58
Total
Commercial	151,371	160,077	3,775	4,390	1,847	2,045

Real Estate
Debt(a)	27,750	30,249	680	961	1,092	1,292
Business
Properties(b)	9,057	9,962	323	386	184	196
Total Real Estate	36,807	40,211	1,003	1,347	1,276	1,488

Consumer
Non-U.S.
residential
mortgages(c)	40,731	40,011	3,804	3,738	790	803
Non-U.S.
installment
and revolving
credit	21,047	20,132	308	289	934	937
U.S. installment
and revolving
credit	42,178	43,974	790	1,201	1,846	2,333
Non-U.S. auto	7,141	7,558	39	46	143	168
Other	8,528	8,304	490	478	218	259
Total Consumer	119,625	119,979	5,431	5,752	3,931	4,500
Total	$307,803	$320,267	$10,209	$11,489	$7,054	$8,033

(a)	Financing receivables included $122 million and $218 million of construction loans at June 30, 2011 and December 31, 2010, respectively.

(b)	Our Business Properties portfolio is underwritten primarily by the credit quality of the borrower and secured by tenant and owner-occupied commercial properties.

(c)
At June 30, 2011, net of credit insurance, approximately 27% of our secured Consumer non-U.S. residential mortgage portfolio comprised loans with introductory, below market rates that are scheduled to adjust at future dates; with high loan-to-value ratios at inception (greater than 90%); whose terms permitted interest-only payments; or whose terms resulted in negative amortization. At origination, we underwrite loans with an adjustable rate to the reset value. Of these loans, 81% are in our U.K. and France portfolios, which comprise mainly loans with interest-only payments and introductory below market rates, have a delinquency rate of 13%, have a loan-to-value ratio at origination of 75% and have re-indexed loan-to-value ratios of 86% and 57%, respectively. At June 30, 2011, 5% (based on dollar values) of these loans in our U.K. and France portfolios have been restructured.

(59)

The portfolio of financing receivables, before allowance for losses, was $307.8 billion at June 30, 2011, and $320.3 billion at December 31, 2010. Financing receivables, before allowance for losses, decreased $12.5 billion from December 31, 2010, primarily as a result of collections exceeding originations ($16.8 billion) (which includes sales) and write-offs ($3.9 billion), partially offset by the weaker U.S. dollar ($8.8 billion) and acquisitions ($1.7 billion).

Related nonearning receivables totaled $10.2 billion (3.3% of outstanding receivables) at June 30, 2011, compared with $11.5 billion (3.6% of outstanding receivables) at December 31, 2010. Nonearning receivables decreased from December 31, 2010, primarily due to write-offs and discounted payoffs in Real Estate, improved performance in Commercial and improvements in our entry rates in Consumer.

The allowance for losses at June 30, 2011 totaled $7.1 billion compared with $8.0 billion at December 31, 2010, representing our best estimate of probable losses inherent in the portfolio. Allowance for losses decreased $1.0 billion from June 30, 2011, primarily because provisions were lower than write-offs, net of recoveries by $1.1 billion, which is attributable to a reduction in the overall financing receivables balance and an improvement in the overall credit environment. The allowance for losses as a percent of total financing receivables decreased from 2.5% at December 31, 2010 to 2.3% at June 30, 2011 primarily due to a decrease in the allowance for losses as discussed above, partially offset by a decline in the overall financing receivables balance as collections exceeded originations. Further information surrounding the allowance for losses related to each of our portfolios is detailed below.

(60)

The following table provides information surrounding selected ratios related to nonearning financing receivables and the allowance for losses.

	Nonearning financing receivables		Allowance for losses		Allowance for losses
	as a percent of		as a percent of		as a percent of
	financing receivables		nonearning financing receivables		total financing receivables
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
Commercial
CLL
Americas	2.6%	3.0%	54.5%	50.1%	1.4%	1.5%
Europe	3.1	3.3	37.5	34.6	1.1	1.1
Asia	2.3	3.4	67.7	54.7	1.5	1.9
Other	0.2	0.3	116.7	87.5	0.3	0.3
Total CLL	2.6	3.0	50.0	46.0	1.3	1.4

Energy Financial Services	2.2	0.9	25.7	35.5	0.6	0.3

GECAS	0.5	–	23.4	–	0.1	0.2

Other	5.7	5.7	62.1	56.9	3.6	3.2

Total Commercial	2.5	2.7	48.9	46.6	1.2	1.3

Real Estate
Debt	2.5	3.2	160.6	134.4	3.9	4.3
Business Properties	3.6	3.9	57.0	50.8	2.0	2.0

Total Real Estate	2.7	3.3	127.2	110.5	3.5	3.7

Consumer
Non-U.S.
residential mortgages	9.3	9.3	20.8	21.5	1.9	2.0
Non-U.S.
installment and
revolving credit	1.5	1.4	303.2	324.2	4.4	4.7
U.S. installment
and revolving credit	1.9	2.7	233.7	194.3	4.4	5.3
Non-U.S. auto	0.5	0.6	366.7	365.2	2.0	2.2
Other	5.7	5.8	44.5	54.2	2.6	3.1

Total Consumer	4.5	4.8	72.4	78.2	3.3	3.8

Total	3.3	3.6	69.1	69.9	2.3	2.5

Included below is a discussion of financing receivables, allowance for losses, nonearning receivables and related metrics for each of our significant portfolios.

CLL − Americas. Nonearning receivables of $2.1 billion represented 20.2% of total nonearning receivables at June 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 50.1% at December 31, 2010, to 54.5% at June 30, 2011, reflecting an overall decrease in nonearning receivables and a concentration of financing receivables with higher loss experience remaining in nonearning. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.0% at December 31, 2010, to 2.6% at June 30, 2011, primarily due to reduced nonearning exposures in our healthcare and industrial materials portfolios, which more than offset deterioration in our corporate aircraft portfolio. Collateral supporting these nonearning financing receivables primarily includes corporate aircraft and assets in the restaurant and hospitality, industrial materials, trucking and forestry industries, and for our leveraged finance business, equity of the underlying businesses.

(61)

CLL – Europe. Nonearning receivables of $1.2 billion represented 11.3% of total nonearning receivables at June 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 34.6% at December 31, 2010, to 37.5% at June 30, 2011, due primarily to a reduction in nonearning receivables related to account restructuring in our senior secured and asset-backed lending portfolios and improved delinquency in our equipment finance portfolio. The majority of nonearning receivables are attributable to the Interbanca S.p.A. portfolio, which was acquired in 2009. The loans acquired with Interbanca S.p.A were recorded at fair value, which incorporates an estimate at the acquisition date of credit losses over their remaining life. Accordingly, these loans generally have a lower ratio of allowance for losses as a percent of nonearning receivables compared to the remaining portfolio. Excluding the nonearning loans attributable to the 2009 acquisition of Interbanca S.p.A., the ratio of allowance for losses as a percent of nonearning receivables increased from 65.7% at December 31, 2010, to 76.6% at June 30, 2011, for the reasons described above. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.3% at December 31, 2010, to 3.1% at June 30, 2011, as a result of a decrease in nonearning receivables across our senior secured lending and equipment finance portfolios for the reasons described above. Collateral supporting these secured nonearning financing receivables are primarily equity of the underlying businesses for our senior secured lending and Interbanca S.p.A businesses, and equipment for our equipment finance portfolio.

CLL – Asia. Nonearning receivables of $0.3 billion represented 2.6% of total nonearning receivables at June 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 54.7% at December 31, 2010, to 67.7% at June 30, 2011, primarily as a result of collections and write-offs of nonearning receivables in our asset-based financing businesses in Japan, Australia and New Zealand. The ratio of nonearning receivables as a percent of financing receivables decreased from 3.4% at December 31, 2010, to 2.3% at June 30, 2011, primarily due to the decline in nonearning receivables related to our asset-based financing businesses in Japan, Australia and New Zealand partially offset by a lower financing receivables balance. Collateral supporting these nonearning financing receivables is primarily commercial real estate, manufacturing equipment, corporate aircraft, and assets in the auto industry.

Real Estate – Debt. Nonearning receivables of $0.7 billion represented 6.7% of total nonearning receivables at June 30, 2011. The decrease in nonearning receivables from December 31, 2010, was driven primarily by resolution of U.S. multi-family and office nonearning loans, as well as European hotel loans, through restructurings, payoffs and foreclosures. The ratio of allowance for losses as a percent of nonearning receivables increased from 134.4% to 160.6% reflecting resolution of nonearning loans as mentioned above. The ratio of allowance for losses as a percent of total financing receivables decreased from 4.3% at December 31, 2010 to 3.9% at June 30, 2011, driven primarily by write-offs related to settlements and payoffs from impaired loan borrowers and improvement in collateral values.

The Real Estate financing receivables portfolio is collateralized by income-producing or owner-occupied commercial properties across a variety of asset classes and markets. At June 30, 2011, total Real Estate financing receivables of $36.8 billion were primarily collateralized by owner-occupied properties ($9.1 billion), office buildings ($8.5 billion), apartment buildings ($5.2 billion) and hotel properties ($4.0 billion). In addition, $2.8 billion of our Real Estate financing receivables are collateralized by properties in Japan. Less than $0.1 billion of these collateralized properties are in the earthquake and tsunami impacted areas. In the second quarter of 2011, commercial real estate markets showed signs of improved stability; however, the pace of improvement varies significantly by asset class and market and the long term outlook remains uncertain. We have and continue to maintain an intense focus on operations and risk management. Loan loss reserves related to our Real Estate–Debt financing receivables are particularly sensitive to declines in underlying property values. Assuming global property values decline an incremental 1% or 5%, and that decline occurs evenly across geographies and asset classes, we estimate incremental loan loss reserves would be required of less than $0.1 billion and approximately $0.3 billion, respectively. Estimating the impact of global property values on loss performance across our portfolio depends on a number of factors, including macroeconomic conditions, property level operating performance, local market dynamics and individual borrower behavior. As a result, any sensitivity analyses or attempts to forecast potential losses carry a high degree of imprecision and are subject to change. At June 30, 2011, we had 112 foreclosed commercial real estate properties which had a value of approximately $0.6 billion.

(62)

Consumer − Non-U.S. residential mortgages. Nonearning receivables of $3.8 billion represented 37.3% of total nonearning receivables at June 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 21.5% at December 31, 2010 to 20.8% at June 30, 2011. In the first six months of 2011, our nonearning receivables increased primarily due to continued challenging economic conditions primarily in Europe. Our non-U.S. mortgage portfolio has a loan-to-value ratio of approximately 74% at origination and the vast majority are first lien positions. Our U.K. and France portfolios, which comprise a majority of our total mortgage portfolio, have reindexed loan-to-value ratios of 86% and 57%, respectively. About 4% of these loans are without mortgage insurance and have a reindexed loan-to-value ratio equal to or greater than 100%. Loan-to-value information is updated on a quarterly basis for a majority of our loans and considers economic factors such as the housing price index. At June 30, 2011, we had in repossession stock approximately 600 houses in the U.K., which had a value of approximately $0.1 billion. The ratio of nonearning receivables as a percent of financing receivables remained constant at 9.3% at June 30, 2011.

Consumer − Non-U.S. installment and revolving credit. Nonearning receivables of $0.3 billion represented 3.0% of total nonearning receivables at June 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables decreased from 324.2% at December 31, 2010 to 303.2% at June 30, 2011, reflecting the effects of loan repayments and reduced originations primarily in our European platforms.

Consumer − U.S. installment and revolving credit. Nonearning receivables of $0.8 billion represented 7.7% of total nonearning receivables at June 30, 2011. The ratio of allowance for losses as a percent of nonearning receivables increased from 194.3% at December 31, 2010, to 233.7% at June 30, 2011, as a result of lower entry rates and improved collections resulting in reductions in our nonearning receivables balance. The ratio of nonearning receivables as a percentage of financing receivables decreased from 2.7% at December 31, 2010 to 1.9% at June 30, 2011, primarily due to lower delinquencies reflecting an improvement in the overall credit environment.

Nonaccrual Financing Receivables

The following table provides details related to our nonaccrual and nonearning financing receivables. Nonaccrual financing receivables include all nonearning receivables and are those on which we have stopped accruing interest. We stop accruing interest at the earlier of the time at which collection becomes doubtful or the account becomes 90 days past due. Substantially all of the differences between nonearning and nonaccrual financing receivables relate to loans which are classified as nonaccrual financing receivables but are paying on a cash accounting basis, and therefore excluded from nonearning receivables. Of our $20.9 billion nonaccrual loans at June 30, 2011, $10.0 billion are currently paying in accordance with their contractual terms.

	Nonaccrual	Nonearning
	financing	financing
(In millions)	receivables	receivables

June 30, 2011

Commercial
CLL	$5,013	$3,488
Energy Financial Services	140	136
GECAS	64	64
Other	161	87
Total Commercial	5,378	3,775

Real Estate	9,885	1,003

Consumer	5,666	5,431
Total	$20,929	$10,209

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

(63)

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

Further information pertaining to loans classified as impaired and specific reserves is included in the table below.

(In millions)	At
	June 30,	December 31,
	2011	2010
Loans requiring allowance for losses
Commercial(a)	$2,377	$2,733
Real Estate	5,854	6,812
Consumer	2,648	2,446
Total loans requiring allowance for losses	10,879	11,991

Loans expected to be fully recoverable
Commercial(a)	3,676	3,087
Real Estate	4,165	3,005
Consumer	122	102
Total loans expected to be fully recoverable	7,963	6,194
Total impaired loans	$18,842	$18,185

Allowance for losses (specific reserves)
Commercial(a)	$882	$1,031
Real Estate	992	1,150
Consumer	572	555
Total allowance for losses (specific reserves)	$2,446	$2,736

Average investment during the period	$18,713	$15,538
Interest income earned while impaired(b)	346	391

(a)	Includes CLL, Energy Financial Services, GECAS and Other.

(b)
Recognized principally on a cash basis. Interest income earned while impaired for the six months ended June 30, 2011, the year ended December 31, 2010 and the six months ended June 30, 2010, were $346 million, $391 million and $203 million, respectively. The total average investment in impaired loans for the six months ended June 30, 2010, was $14,160 million.

We regularly review our Real Estate loans for impairment using both quantitative and qualitative factors, such as debt service coverage and loan-to-value ratios. We classify Real Estate loans as impaired when the most recent valuation reflects a projected loan-to-value ratio at maturity in excess of 100%, even if the loan is currently paying in accordance with contractual terms.

The increase in Real Estate impaired loans reflects deterioration in commercial real estate values in certain markets, particularly Japan, as well as an increase in troubled debt restructurings (TDRs). Real Estate TDRs increased from $4,866 million at December 31, 2010 to $5,938 million at June 30, 2011, primarily driven by loans scheduled to mature during 2011, some of which were modified during 2011 and classified as TDRs upon modification, as appropriate. We deem loan modifications to be TDRs when we have granted a concession to a borrower experiencing financial difficulty and we do not receive adequate compensation in the form of an effective interest rate that is at current market rates of interest given the risk characteristics of the loan. The limited liquidity and higher return requirements in the real estate market for loans with higher loan-to-value (LTV) ratios has typically resulted in the conclusion that the modified terms are not at current market rates of interest, even if the modified loans are expected to be fully recoverable.

(64)

The substantial majority of the Real Estate TDRs have reserves determined based upon collateral value. Our specific reserves on Real Estate TDRs were $437 million at December 31, 2010 and $393 million at June 30, 2011, and were 9.0% and 6.6%, respectively, of Real Estate TDRs. Although we experienced an increase in TDRs over this period, in many situations these loans did not require a specific reserve as collateral value adequately covered our recorded investment in the loan. While these modified loans had adequate collateral coverage, we were still required to complete our TDR classification evaluation on each of the modifications without regard to collateral adequacy.

Of our $10.0 billion impaired loans at Real Estate at June 30, 2011, $8.5 billion are currently paying in accordance with the contractual terms of the loan and are typically loans where the borrower has adequate debt service coverage to meet contractual interest obligations. Impaired loans at CLL primarily represent senior secured lending positions.

Our impaired loan balance at June 30, 2011 and December 31, 2010, classified by the method used to measure impairment was as follows.

	At
	June 30,	December 31,
(In millions)	2011	2010

Method used to measure impairment
Discounted cash flow	$8,881	$7,644
Collateral value	9,961	10,541
Total	$18,842	$18,185

See Note 1 to our 2010 consolidated financial statements for further information on collateral dependent loans and our valuation process.

Our loss mitigation strategy is intended to minimize economic loss and, at times, can result in rate reductions, principal forgiveness, extensions, forbearance or other actions, which may cause the related loan to be classified as a TDR, and also as impaired. Changes to Real Estate’s loans primarily include maturity extensions, principal payment acceleration, changes to collateral terms and cash sweeps, which are in addition to, or sometimes in lieu of, fees and rate increases. The determination of whether these changes to the terms and conditions of our commercial loans meet the TDR criteria includes our consideration of all relevant facts and circumstances. At June 30, 2011, TDRs included in impaired loans were $11.9 billion, primarily relating to Real Estate ($5.9 billion), CLL ($3.3 billion) and Consumer ($2.5 billion).

We utilize certain short-term loan modification programs for borrowers experiencing temporary financial difficulties in our Consumer loan portfolio. These loan modification programs are primarily concentrated in our U.S. credit card and non-U.S. residential mortgage portfolios. We sold our U.S. residential mortgage business in 2007 and as such, do not participate in the U.S. government-sponsored mortgage modification programs. For the six months ended June 30, 2011, we provided short-term modifications of approximately $1.0 billion of consumer loans for borrowers experiencing financial difficulties. This included approximately $0.4 billion of credit card loans in the U.S. and approximately $0.6 billion of other consumer loans, primarily non-U.S. residential mortgages, credit cards and personal loans, which were not classified as TDRs. For these modified loans, we provided short-term (12 months or less) interest rate reductions and payment deferrals, which were not part of the terms of the original contract. We expect borrowers whose loans have been modified under these short-term programs to continue to be able to meet their contractual obligations upon the conclusion of the short-term modification. Our experience indicates that a substantial majority of 2011 loan modifications will be successful as they are performing in accordance with the revised contractual terms.

(65)

Delinquencies

Additional information on delinquency rates at each of our major portfolios follows:

	June 30,	December 31,
	2011	2010

CLL	1.9%	2.1%

Consumer	7.6	8.1

Real Estate	4.1	4.4

Delinquency rates on commercial loans and leases decreased from December 31, 2010 to June 30, 2011, as a result of improvements in the global economic and credit environment. We expect the global environment to show further signs of improvement in 2011; however, the credit environment continues to be uncertain and may impact future levels of commercial delinquencies and provisions for losses on financing receivables.

Delinquency rates on consumer financing receivables decreased from December 31, 2010 to June 30, 2011, primarily due to improved collections and lower delinquency entry rates in our U.S. markets. We expect the global environment, along with U.S. unemployment levels, to show further signs of improvement in 2011; however, the uncertain economic environment may result in higher provisions for loan losses. At June 30, 2011, approximately 39% of our U.S. portfolio, which consisted of credit cards, installment and revolving loans, were receivable from subprime borrowers. We had no U.S. subprime residential mortgage loans at June 30, 2011. See Notes 4 and 12.

Delinquency rates on Real Estate loans and leases decreased from December 31, 2010 to June 30, 2011, reflecting market improvements and collections, including discounted payoffs, restructurings and foreclosures. Despite indications of market improvement, real estate liquidity remains limited in some markets. Slow economic recovery could result in a continuation of elevated delinquency levels and provisions for losses on financing receivables.

Other assets comprise mainly real estate equity properties and investments, equity and cost method investments, derivative instruments and assets held for sale, and totaled $74.6 billion at June 30, 2011, a decrease of $4.6 billion, primarily related to the sale of a substantial portion of our equity investment in Garanti Bank ($3.0 billion) and the sale of certain held for sale real estate and aircraft ($1.9 billion). During the six months ended June 30, 2011, we recognized an insignificant amount of other-than-temporary impairments of cost and equity method investments, excluding those related to real estate.

Included in other assets are Real Estate equity investments of $26.6 billion and $27.2 billion at June 30, 2011 and December 31, 2010, respectively. Our portfolio is diversified, both geographically and by asset type. We review the estimated values of our commercial real estate investments semi-annually. As of our most recent estimate performed in the second quarter of 2011, the carrying value of our Real Estate investments exceeded their estimated value by approximately $4.1 billion. The estimated value of the portfolio continues to reflect deterioration in real estate values and market fundamentals, including reduced market occupancy rates and market rents as well as the effects of limited real estate market liquidity. Given the current market conditions, there continues to be risk and uncertainty surrounding commercial real estate values. We hold Real Estate equity investments located in Japan totaling $5.0 billion, of which an insignificant amount is in the earthquake and tsunami impacted areas. The effect of the March 11, 2011 earthquake and subsequent tsunami in Japan on our second quarter property valuation estimates resulted in an additional $0.1 billion of equity impairments. Declines in estimated value of real estate below carrying amount result in impairment losses when the aggregate undiscounted cash flow estimates used in the estimated value measurement are below the carrying amount. As such, estimated losses in the portfolio will not necessarily result in recognized impairment losses. During the three and six months ended June 30, 2011, Real Estate recognized pre-tax impairments of $0.3 billion and $0.8 billion, respectively, in its real estate held for investment, which were driven by declining cash flow projections for properties in certain markets, most notably Japan and Spain, as well as properties we have identified for short-term disposition based upon our updated outlook of local market conditions. Real Estate investments with undiscounted cash flows in excess of carrying value of 0% to 5% at June 30, 2011 had a carrying value of $1.8 billion and an associated unrealized loss of approximately $0.3 billion. Continued deterioration in economic conditions or prolonged market illiquidity may result in further impairments being recognized.

(66)

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

Our 2011 funding plan anticipates repayment of principal on outstanding short-term borrowings, including the current portion of our long-term debt ($118.8 billion at December 31, 2010), through issuance of commercial paper and long-term debt, cash on hand, collections of financing receivables exceeding originations, dispositions, asset sales, and deposits and alternative sources of funding. Interest on borrowings is primarily repaid through interest earned on existing financing receivables. During the six months ended June 30, 2011, we earned interest income on financing receivables of $11.4 billion, which more than offset interest expense of $7.2 billion.

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

We are a savings and loan holding company under U.S. law and became subject to Federal Reserve Board (FRB) supervision on July 21, 2011, the one-year anniversary of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The FRB has recently proposed a regulation that would require certain organizations it supervises to submit annual capital plans for review, including institutions’ plans to make capital distributions, such as dividend payments. The applicability and timing of this proposed regulation to GECS is not yet determined; however, the FRB has indicated that it expects to extend these requirements to large savings and loan holding companies through separate rulemaking or by order.

Actions taken to strengthen and maintain our liquidity are described in the following section.

Liquidity Sources

GE maintains liquidity sources that consist of cash and equivalents and a portfolio of high-quality, liquid investments (Liquidity Portfolio) and committed unused credit lines.

GE had cash and equivalents of $91.1 billion at June 30, 2011, which is available to meet its needs. About $10 billion is in regulated bank and insurance entities and is subject to regulatory restrictions or is in restricted countries. About $12 billion is held outside the U.S. and is available to fund operations and other growth of non-U.S. subsidiaries; it is also available to fund its needs in the U.S. on a short-term basis without being subject to U.S. tax. Under current tax laws, should GE or GECS determine to repatriate cash and equivalents held outside the U.S., we may be subject to additional U.S. income taxes and foreign withholding taxes.

In addition to GE’s $91.1 billion of cash and equivalents, we have a centrally-managed portfolio of high-quality, liquid investments with a fair value of $2.9 billion at June 30, 2011. The Liquidity Portfolio is used to manage liquidity and meet our operating needs under both normal and stress scenarios. The investments consist of unencumbered U.S. government securities, U.S. agency securities, securities guaranteed by the government, supranational securities, and a select group of non-U.S. government securities. We believe that we can readily obtain cash for these securities, even in stressed market conditions.

(67)

We have committed, unused credit lines totaling $53.7 billion that have been extended to us by 59 financial institutions at June 30, 2011. These lines include $35.9 billion of revolving credit agreements under which we can borrow funds for periods exceeding one year. Additionally, $17.2 billion are 364-day lines that contain a term-out feature that allows us to extend borrowings for one year from the date of expiration of the lending agreement.

At June 30, 2011, our aggregate cash and equivalents and committed credit lines were more than twice our commercial paper borrowings balance.

Funding Plan

GE’s strategy has been to reduce its ending net investment in GE Capital. In the first six months of 2011, GE reduced its GE Capital ending net investment, excluding cash and equivalents, from $471 billion at December 31, 2010 to $457 billion at June 30, 2011.

In the first six months of 2011, we completed issuances of $17.6 billion of senior, unsecured debt and $2.0 billion of subordinated notes with maturities up to 25 years (and subsequent to June 30, 2011, an additional $0.3 billion). Average commercial paper borrowings during the second quarter of 2011 were $40.7 billion and the maximum amount of commercial paper borrowings outstanding during the second quarter of 2011 was $41.5 billion. Our commercial paper maturities are funded principally through new issuances.

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

We securitize financial assets as an alternative source of funding. During the first six months of 2011, we completed $5.0 billion of non-recourse issuances and had maturities of $5.5 billion. At June 30, 2011, our non-recourse borrowings were $29.1 billion. We anticipate that securitization will remain a part of our overall funding capabilities notwithstanding the changes in consolidation rules described in Notes 1 and 17 to our 2010 consolidated financial statements.

Our issuances of securities repurchase agreements are insignificant and are limited to activities at certain of our foreign banks. At June 30, 2011 and December 31, 2010, we were party to repurchase agreements totaling $0.7 billion and $0.2 billion, respectively, which were accounted for as on-book financings. We have had no repurchase agreements which were not accounted for as financings and we do not engage in securities lending transactions.

We have deposit-taking capability at 10 banks outside of the U.S. and two banks in the U.S. – GE Money Bank, a Federal Savings Bank (FSB), and GE Capital Financial Inc., an industrial bank (IB). The FSB and IB currently issue certificates of deposit (CDs) in maturity terms from three months to ten years.

Total alternative funding at June 30, 2011 was $65 billion, composed mainly of $42 billion bank deposits, $11 billion of funding secured by real estate, aircraft and other collateral and $9 billion GE Interest Plus notes. The comparable amount at December 31, 2010 was $60 billion.

Income Maintenance Agreement

As set forth in Exhibit 99(b) hereto, GECC’s ratio of earnings to fixed charges was 1.57:1 during the six months ended June 30, 2011 due to higher pre-tax earnings at GECC, which were primarily driven by lower losses and delinquencies. For additional information, see the Income Maintenance Agreement section in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2010 consolidated financial statements.

(68)

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

In May 2011, the FASB issued amendments to existing standards for fair value measurement and disclosure. The amendments clarify or change the application of existing fair value measurements, including; that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; that in the absence of a Level 1 input, a reporting entity should apply premiums and discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; and that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement.  The impact of adopting these amendments is expected to be immaterial to the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2010. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our consolidated financial statements for the year ended December 31, 2010.

Item 4. Controls and Procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2011, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

(69)

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
Exhibit 99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12 to General Electric Capital Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission file number 001-06461)).

Exhibit 101
The following materials from General Electric Capital Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Statement of Earnings for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Statement of Financial Position at June 30, 2011 and December 31, 2010, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed, Consolidated Financial Statements**.

* Filed electronically herewith.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(70)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Electric Capital Services, Inc. (Registrant)
July 29, 2011	/s/ Jamie S. Miller
Date	Jamie S. Miller Senior Vice President and Controller Duly Authorized Officer and Principal Accounting Officer

(71)